Form 10-K
period 2003-12-30
VOLUME SERVICES AMERICA HOLDINGS INC
filed 2004-03-29
CIK 1086774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 001-31904

Volume Services America Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3870167
(State of incorporation)	(I.R.S. Employer Identification No.)

201 East Broad Street Spartanburg, South Carolina 29306 (Address of principal executive offices, including zip code)	(864) 598-8600 (Registrant’s telephone number, including area code)

http://www.centerplate.com

(Registrant’s URL)

Securities of Volume Services America Holdings, Inc. registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of Each Exchange on Which Registered

Income Deposit Securities (representing shares of common stock and subordinated notes)	American Stock Exchange Toronto Stock Exchange

Securities of Volume Services America Holdings, Inc. registered pursuant to Section 12(g) of the Act:     None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes ☐          No ☑

     The aggregate market value of the Income Deposit Securities (IDSs) held by non-affiliates of Volume Services America Holdings, Inc. as of December 30, 2003 was approximately $248,400,000. For purposes of this disclosure, IDSs held by persons who hold more than 5% of the outstanding IDSs and IDSs held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive. Volume Services America Holdings, Inc. did not have publicly traded securities as of the last business day of its most recently completed second fiscal quarter.

     The number of shares of common stock of Volume Services America Holdings, Inc. outstanding as of March 26, 2004 was 22,524,992.

DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the Proxy Statement for the 2004 Annual Meeting of Security Holders of Volume Services America Holdings, Inc. are incorporated by reference into Items 10, 11, 12, 13 and 14 hereof.

VOLUME SERVICES AMERICA HOLDINGS, INC.

FISCAL YEAR 2003

FORM 10-K

ANNUAL REPORT

PART I

Introductory Note

      Throughout this Annual Report on Form 10-K, we refer to Volume Services America Holdings, Inc. as “VSAH” and, together with its consolidated operations, as “we,” “our” and “us,” unless otherwise indicated. VSAH is a holding company and has no direct operations. Any reference to “VSA” refers to our wholly owned subsidiary, Volume Services America, Inc., a Delaware corporation, and its consolidated operations, unless otherwise indicated. In addition to VSA, VASH’s subsidiaries also include Volume Services, Inc. (“VS”) and Service America Corporation (“Service America”), each a Delaware corporation.

Item 1.	Business

Overview

      We are a leading provider of food and beverage concessions, catering and merchandise services in sports facilities, convention centers and other entertainment facilities. We operate throughout the United States and in Canada. Based on the number of facilities served, we are one of the largest providers of food and beverage services to a variety of recreational facilities in the United States and are:

•	The second largest provider to National Football League (“NFL”) facilities (10 teams);

•	The third largest provider to Major League Baseball (“MLB”) facilities (6 teams);

•	The largest provider to minor league baseball and spring training facilities (25 teams); and

•	One of the largest providers to major convention centers, which we define as those with greater than approximately 300,000 square feet of exhibition space (10 centers).

      We have a large, diversified client base, serving 129 facilities as of December 30, 2003, and the average length of our client relationships is over 15 years. Our contracts are typically long-term and exclusive.

      We have provided our services to several of the highest profile sporting and other events, including:

•	24 World Series events;

•	Three U.S. Presidential Inaugural Balls;

•	Nine Super Bowls, including the 2003 Super Bowl at Qualcomm Stadium;

•	Eight NCAA Final Four Men’s Basketball Tournaments; and

•	14 World Cup Soccer games.

      On February 11, 2003, we announced that we changed the trade name for our operating businesses from Volume Services America to Centerplate.

History

      We, including our subsidiaries and their predecessors, have been in operation for over 35 years. VSAH was organized as a Delaware corporation on November 21, 1995. In August 1998, through our wholly owned subsidiary, VSA, the parent company of VS, then one of the leading suppliers of food and beverage services to sports facilities in the United States, we acquired Service America, then one of the leading suppliers of food and beverage services to convention centers in the United States. This acquisition allowed us to enter the convention center market with a significant presence in major convention centers and resulted in our having a substantially more diversified client base and revenue stream.

Clients and Services

Overview

      We provide a number of services to our clients. Our principal services include food and beverage concession and catering services in sports and other entertainment facilities; small- to large-scale banquet catering and food court operations in convention centers; and in-facility restaurants and catering across the range of facilities that we serve. We also provide merchandise and program sales services in many of the sports facilities we serve. We are responsible for all personnel, inventory control, purchasing and food preparation where we provide these services.

      In addition, we provide full facility management services, which can include a variety of services such as event planning and marketing, maintenance, ticket distribution, program printing, advertising and licensing rights for the facility, its suites and premium seats. Currently, we provide facility management services in two arenas.

      We believe that we have built strong relationships with many of our clients. We often work closely with clients in designing or renovating the portion of the facilities where we provide our services. By using our in-house capabilities in conjunction with outside consultants, we have designed state-of-the-art concessions and restaurant facilities in, among other facilities, INVESCO Field at Mile High Stadium, home of the Denver Broncos, and SBC Park, home of the San Francisco Giants.

      We also provide for our clients a dedicated central staff for equipment placement and construction design. Our design and construction capabilities are being used in a number of new and existing client facilities where we and the client believe there is an opportunity for additional revenue growth through better design.

      We typically provide services in our clients’ facilities pursuant to long-term contracts that grant us the exclusive right to provide certain food and beverage products and services and, under some contracts, merchandise products and other services within the facility. As of December 30, 2003, our contracts had an overall average, weighted by net sales generated by each contract, of approximately 5.6 years left to run before their scheduled expiration, representing approximately 6.8, 3.5 and 2.9 years for sports facilities, convention centers and other entertainment facilities, respectively. The overall average, weighted by the number of contracts, and not by net sales, was approximately 4.1 years left to run before scheduled expiration, representing approximately 5.4, 3.1 and 2.4 years for sports facilities, convention centers and other entertainment facilities, respectively.

      We typically renegotiate existing contracts prior to their expiration. From 1999 through 2003, contracts came up for renewal that generated, on average, approximately 15.8% of our net sales for each year. During this period, we retained contracts up for renewal that generated, on average, approximately 89.0% of our net sales for each year, which together with the contracts that did not come up for renewal resulted in our retaining contracts that generated, on average, approximately 98.3% of our net sales for each year. As of December 30, 2003, we had been providing services to our clients’ facilities for an average of approximately 15.4 years. Four of our major accounts — Yankee Stadium in New York City, home of the Yankees, Qualcomm Stadium in San Diego, home of the Chargers, Arrowhead Stadium in Kansas City, home of the Chiefs, and Kaufmann Field in Kansas City, home of the Royals — have been our accounts for more than 30 years.

      The following chart shows the number of our contracts scheduled to expire in the three years beginning in 2004 which have not been renewed as of December 30, 2003, by year and by primary facility category, and the percentage of fiscal 2003 net sales attributable to the contracts expiring in each year.

	2004	2005	2006

Facility Category:
Sports facilities	9	7	12
Convention centers	4	7	4
Other entertainment facilities	13	9	3

Total number of contracts	26	23	19

Percentage of fiscal 2003 net sales	16.9%	9.2%	17.9%

Concentration

      For fiscal 2003, our largest client, Yankee Stadium in New York City, accounted for approximately 10.2% of our net sales; our three largest clients together accounted for approximately 21.8% of our net sales; our 10 largest clients together accounted for approximately 43.9% of our net sales; and our 20 largest clients together accounted for approximately 61.3% of our net sales. We have no operations or assets in any foreign country other than Canada. During fiscal 2003, our Canadian net sales and Canadian long-lived assets accounted for less than 3% of our total net sales and long-lived assets, respectively.

Sports Facilities

      We have contracts to provide services, including food and beverage concessions and, in some cases, the selling of merchandise, in 68 sports facilities, including stadiums and arenas throughout the United States and in Canada. These facilities host sports teams and civic events and provide other forms of entertainment, such as concerts, ice shows and circuses. These facilities may also host conventions, trade shows and meetings. The stadiums and arenas in which we provide our services seat from approximately 7,500 to 100,000 persons and typically host sporting events such as NFL and college football games, MLB or minor league baseball games, NBA and college basketball games, NHL and minor league hockey games, concerts, ice shows and circuses. For fiscal 2003, sports facility contracts accounted for approximately 66.4% of our net sales.

      Concession-style sales of food and beverages represent the majority of our business in sports facilities. Catering for luxury suites, premium concession services for premium seating and in-stadium restaurants are currently responsible for a significantly smaller portion of net sales at sports facilities, but have been gaining importance because of the general growth of premium seating as a proportion of total stadium and arena seating and the general increase in demand for a variety of food and beverage offerings. Also, premium seating and suites are important to our clients because of the significant net sales generated for those clients by purchasers of luxury seats and suites. Consequently, the ability to provide quality and variety is an important factor when competing for contracts, and we expect it to become more important in the future.

      Our contracts for sports facilities are typically for terms ranging from five to 20 years. In general, stadium and arena contracts require a larger up-front or committed future capital investment than contracts for convention centers and other entertainment facilities and typically have a longer contract term. In addition, some sports facility contracts require greater capital investment than others, and we typically receive a more favorable commission structure at facilities where we have made larger capital investments.

      The following chart lists all our major league sports facility tenants as of December 30, 2003:

Seating Capacity
Facility Name	Location	Sports Team Tenant	(Sport)

ALLTEL Stadium	Jacksonville, FL	Jacksonville Jaguars	73,000(NFL	)
Arrowhead Stadium	Kansas City, MO	Kansas City Chiefs	79,000(NFL	)
FedEx Field	Landover, MD	Washington Redskins	80,000(NFL	)
HHH Metrodome	Minneapolis, MN	Minnesota Vikings	64,000(NFL	)
		Minnesota Twins	44,000(MLB	)
INVESCO Field at Mile High Stadium	Denver, CO	Denver Broncos	76,000(NFL	)
Kaufmann Field	Kansas City, MO	Kansas City Royals	40,600(MLB	)
Louisiana Superdome	New Orleans, LA	New Orleans Saints	70,054(NFL	)
New Orleans Arena	New Orleans, LA	New Orleans Hornets	18,500(NBA	)
SBC Park	San Francisco, CA	San Francisco Giants	42,000(MLB	)
Palace of Auburn Hills	Auburn Hills, MI	Detroit Pistons	21,000(NBA	)
Qualcomm Stadium	San Diego, CA	San Diego Chargers	71,400(NFL	)
RCA Dome	Indianapolis, IN	Indianapolis Colts	60,000(NFL	)
Safeco Field	Seattle, WA	Seattle Mariners	47,145(MLB	)
San Francisco Stadium at Candlestick Point	San Francisco, CA	San Francisco 49ers	68,000(NFL	)
The Coliseum	Nashville, TN	Tennessee Titans	68,500(NFL	)
Tropicana Field	St. Petersburg, FL	Tampa Bay Devil Rays	48,500(MLB	)
Xcel Energy Center	St. Paul, MN	Minnesota Wild	18,064(NHL	)
Yankee Stadium	New York, NY	New York Yankees	55,000(MLB	)

Convention Centers

      We have contracts to provide services in 30 convention centers, including 10 major convention centers such as the Washington, D.C. Convention Center, the San Diego Convention Center, the Jacob K. Javits Convention Center in New York City and the National Trade Centre in Toronto. Services we provide at convention centers typically include catering, operating food courts, assisting in planning events and assisting in marketing the clients’ facilities. For fiscal 2003, convention center contracts accounted for approximately 22.3% of our net sales.

      Catering services consist primarily of providing large-scale banquet services for functions held in the facilities’ ballrooms and banquet halls. We are equipped to tailor our services for small groups to groups of several thousand persons in the facility. To cater meals in certain facilities for larger groups, we may draw, as needed, on the services of chefs, event managers and other Company employees throughout the region in which the facility is located. In operating food courts in convention centers, we typically provide concession services from several different locations that sell a variety of specialty foods and beverages, including nationally-branded, franchised food and beverage products.

      Our contracts with convention centers are generally for a shorter term than contracts for sports facilities. We typically receive a more favorable commission structure at facilities where we have made larger capital investments.

      The following chart lists alphabetically our largest contracts within the convention center category based on fiscal 2003 net sales:

		Size (Approx.
Facility Name	Location	Sq. Ft.)(1)

Colorado Convention Center	Denver, CO	300,000
Dallas Convention Center	Dallas, TX	951,726
Indiana Convention Center	Indianapolis, IN	403,700
Jacob K. Javits Center	New York, NY	814,400
Kentucky Fair & Expo Center	Louisville, KY	1,068,050
San Diego Convention Center	San Diego, CA	616,363
Vancouver Convention & Exhibition Center — BC Place Stadium	Vancouver, BC	357,809
Washington, D.C. Convention Center	Washington, DC	725,000

(1)	Source: Tradeshow Week’s Major Exhibit Hall Directory 2003.

Other Entertainment Facilities

      We have contracts to provide a wide range of services in 31 other entertainment facilities located throughout the United States. Such facilities include horse racing tracks, music amphitheaters, motor speedways, skiing facilities and a zoo.

      Our services vary widely among other entertainment facilities. We primarily provide concession services at our zoo and music amphitheaters, high-end concession services at music amphitheaters and in-facility restaurants and food courts, and we provide catering services at horse racing tracks. For fiscal 2003, contracts to serve these other entertainment facilities accounted for approximately 11.3% of our net sales.

      The duration, level of capital investment required and commission or management fee structure of the contracts for these other entertainment facilities vary from facility to facility. We typically receive a more favorable commission structure at facilities where we have made larger capital investments.

      The following chart lists alphabetically our largest contracts within the other entertainment facilities category based on fiscal 2003 net sales:

Facility Name	Location	Venue Type

Dover Downs	IL, TN	Speedway
DTE Energy Music Theatre	Auburn Hills, MI	Amphitheater
Los Angeles Zoo	Los Angeles, CA	Zoo
New York Racing Association (Belmont Park and Aqueduct Racetracks and Saratoga Race Course)	NY	Horse Tracks
Verizon Wireless Amphitheater	Irvine, CA	Amphitheater

Client Contracts

      We enter into one of three types of contracts with our clients: profit and loss contracts, profit sharing contracts and management fee contracts.

      Although each of our contracts falls into one of these three categories, any particular contract may contain elements of any of the other types as well as other features unique to that contract. We draw on our substantial operational and financial experience in attempting to structure contracts to include a mix of up-front fees, required capital investment and ongoing commissions to our customers.

Profit and Loss Contracts

      Under profit and loss contracts, we receive all of the net sales and bear all of the expenses from the provision of services at a facility. These expenses include commissions paid to the client, which are typically calculated as a fixed or variable percentage of various categories of sales. While we benefit from greater upside potential with profit and loss contracts, because we are entitled to retain all profits from the provision of our services at a facility after paying expenses, including commissions to the client, we are responsible for all associated costs, and therefore we are also responsible for any losses incurred. We consequently bear greater risk with a profit and loss contract than with a profit sharing or management fee contract. In order to achieve our anticipated level of profitability on a profit and loss contract, we must carefully control our operating expenses and obtain price increases commensurate with our cost increases. As of December 30, 2003, we served 98 facilities under profit and loss contracts, which accounted for approximately 72.7% of our net sales.

      Some of our profit and loss contracts contain minimum guaranteed commissions or equivalent payments to the client in connection with our right to provide services within the particular facility, regardless of the level of sales at the facility or whether a profit is being generated at the facility. These guaranteed payments are often structured as a fixed dollar amount, frequently increasing over the life of the contract, or as a fixed per capita amount, generally on an escalating scale based on event attendance or per capita spending levels.

Profit Sharing Contracts

      Profit sharing contracts are generally profit and loss contracts with the feature that the commission paid to the client is in whole or in part a specified percentage of the profits generated by our concessions operation in the relevant facility. In calculating profit for those purposes, expenses include commissions payable to the client that are not based on profits. These commissions are typically calculated as a fixed or variable percentage of various categories of sales. In addition, under certain profit sharing contracts, we receive a fixed fee prior to the determination of profits under the contract. As of December 30, 2003, we served 29 facilities under profit sharing contracts, which accounted for approximately 26.5% of our net sales.

Management Fee Contracts

      Under our management fee contracts, we receive a management fee, calculated as a fixed dollar amount, or a fixed or variable percentage of various categories of sales, or some combination of both. In addition, our management fee contracts entitle us to receive incentive fees based upon our performance under the contract as measured by factors such as net sales or operating costs. We are reimbursed for all of our on-site expenses under these contracts. The benefit of this type of contract is that we do not bear the risks associated with the provision of our services in the facility. However, as a result of this reduced risk, we also have reduced upside potential, because we are entitled to receive only a management fee, and any incentive fees provided for in the contract, and we do not share in any profits. As of December 30, 2003, we served two facilities under management fee contracts, which accounted for approximately 0.8% of our net sales.

Additional Contract Characteristics

      Although the contracts generally fall within one of the three types discussed above, we often include in our contracts a variety of features to meet our needs and the needs of a particular client. These features include: step-scale commissions, in which our commission payment to a client will vary according to sales performance; minimum attendance thresholds, in which a client will refund a portion of the commissions that it receives from us if a minimum attendance level is not reached in the facility; and inventory guarantees, under which we return certain unsold inventory to the client without charge to us.

      Most of our contracts limit our ability to raise prices on the food, beverages and merchandise we sell within the particular facility without the client’s consent. Some contracts allow us to raise our prices without the client’s consent if we are able to demonstrate that prices on similar items in specified benchmark facilities have increased.

      While our contracts are generally terminable only in limited circumstances, some of our contracts give the client the right to terminate the contract with or without cause on little or no notice. However, most of our contracts require our client to return to us any unamortized capital investment and any up-front fees, if the contract is cancelled before its scheduled termination, other than due to breach by us.

Recent Developments

      On December 10, 2003, VSAH completed its initial public offering (“IPO”) of 16,785,450 Income Deposit Securities (“IDSs”), representing 16,785,450 shares of common stock and $95,677,065 aggregate principal amount of 13.5% subordinated notes due 2013 governed by the Indenture dated as of December 10, 2003 (“2003 notes”). On December 16, 2003, VSAH sold an additional 1,678,545 IDSs, representing 1,678,545 shares of common stock and $9,567,706.50 aggregate principal amount of 2003 notes, pursuant to the exercise of the underwriters’ over-allotment option.

      Concurrently with the closing of the IPO, VSA refinanced its then existing credit facility, entered into on December 3, 1998 (“1998 credit facility”), and entered into a new senior secured credit facility with a syndicate of financial institutions, including CIBC World Markets Corp., as lead arranger (“2003 credit facility”). The 2003 credit facility is comprised of a secured revolving credit facility with a total principal amount of $50 million (less amounts reserved for letters of credit) and a term facility consisting of senior secured notes in an aggregate principal amount of $65 million.

      On October 22, 2003, VSA commenced a tender offer and consent solicitation with respect to all of its then outstanding $100.0 million aggregate principal amount of 11 1/4% senior subordinated notes due 2009 governed by the Indenture dated as of March 4, 1999 (“1999 notes”). As of the closing of VSAH’s IPO, 87.75% of the 1999 notes were tendered and repurchased by VSA in part from the proceeds of the IPO and borrowings under the 2003 credit facility. In March 2004, the remaining $12.3 million aggregate principal amount of the 1999 notes that were not tendered were redeemed by VSA pursuant to the mandatory redemption provisions of the 1999 notes at a price equal to 105.625% of the principal amount, plus accrued and unpaid interest to the redemption date. As of the date of this report, there are no outstanding 1999 notes.

      We are in the process of renegotiating one of our major contracts. While we believe the new terms proposed for the agreement are favorable to us, the new agreement would result in a return to us of a substantial capital investment we initially made to obtain the contract. We would need to reinvest the amount of the capital investment returned to us in other, new contracts. While we believe we will be able to reinvest these amounts successfully, if we were unable to do so reasonably promptly, it could have a material adverse impact on our financial results.

Sales and Marketing

      Our chief executive officer determines the direction of our sales and marketing efforts, aided by a senior vice president — sales administration, who heads their implementation and coordinates the efforts of one director of sales.

      Our primary sales goal is to acquire new contracts. To this end, we use an internal tracking system, review trade publications and other industry sources, and poll our on-site general managers to identify information about both new and expiring contracts in the recreational food service industry, including contracts for existing and new or prospective facilities. We also draw upon our reservoir of developed relationships with a wide variety of participants in the industry, including the general managers of public and private facilities, league and team owners, event sponsors, and a network of consultants whom facility owners often hire to formulate bid specifications.

Competition

Competitors

      The recreational food service industry is highly fragmented and competitive, with several national and international food service providers as well as a large number of smaller independent businesses serving discrete local and regional markets and competing in distinct areas.

      Our principal competitors for food and beverage contracts are other national and international food service providers, including ARAMARK Corporation, Levy Restaurants, Delaware North Corporation (which operates under the trade name “Sportservice”), Compass Group plc (which partially owns Levy Restaurants), Boston Concessions Group (which operates under the trade name “Distinctive Gourmet”) and Sodexho USA. We also face competition from regional and local service contractors, some of which are better established within a specific geographic region. Existing or potential clients may also elect to “self operate” their food services, eliminating the opportunity for us to compete for the account.

      We compete primarily to provide concession, catering and other related services at recreational facilities. Our competitors often operate more narrowly, for example, in catering only, or more broadly, e.g., in food services in other kinds of facilities and in other services altogether.

      We compete for facility management contracts with Spectacor Management Group (which is a joint venture between ARAMARK Corporation and Hyatt Hotels Inc.) and Global Spectrum, which together manage most privately-managed facilities. Most other facilities are managed internally, by the facility owner, by the owner of a team which plays in the facility or by local service providers.

Competition for Contracts

      Contracts are generally gained and renewed through a competitive bidding process. We selectively bid on contracts to provide services in both privately owned and publicly controlled facilities. The privately negotiated transactions are generally competitive in nature, with several other large national competitors submitting proposals. Contracts for publicly controlled facilities are generally awarded pursuant to a request-for-proposal process. Successful bidding on contracts for such publicly controlled facilities often requires a long-term effort focused on building relationships in the community in which the venue is located. We compete primarily on the following factors: the ability to make capital investments; reputation within the industry; commission on revenues or management fee structure; service innovation; and quality and breadth of products and services.

      Some of our competitors may be prepared to accept less favorable financial returns than we are when bidding for contracts. A number of our competitors also have substantially greater financial and other resources.

Suppliers

      To supply our operations, we have a national distribution contract with SYSCO Corporation as well as contracts with the manufacturers of many of the products that are distributed by SYSCO. We do not believe that we are substantially dependent on our contract with SYSCO. We believe that if the SYSCO contract were terminated or not renewed, we could obtain comparably-priced alternative distribution services of these products from the national competitors of SYSCO, such as US Foodservice and independent distributors that have entered into a national alliance such as Distributor Marketing Alliance and Uni-Pro, or from the network of local suppliers discussed below from which we are currently purchasing some of our food, beverage and disposable non-alcoholic products.

      We have a number of national purchasing programs with major product suppliers that enable us to receive discounted pricing on certain items. The purchase of other items, the most significant of which are alcoholic beverages that must, by law, be purchased in-state, is handled on a local basis.

      If a contract with a particular client requires us to use a specific branded product for which we do not have a purchasing program or distribution contract, or if the requirement results in our bearing additional costs, the client will typically be required to pay any excess cost associated with the use of the brand name product.

      From time to time we engage local, regional and national subcontractors who provide food, beverages or other services at our and our client’s behest, and from whom we collect a portion of revenue, depending upon contractual arrangements with the subcontractor and the client.

      We generally purchase equipment we require directly from the manufacturer. We typically obtain several bids when filling our food service equipment requirements.

Controls

      Because a large portion of our business is transacted in cash, principally food and beverage concessions and food court operation sales, we have stringent inventory and cash controls in place. We typically record inventory levels before and after each event to determine if the sales recorded match the decline in inventory. The process is typically completed within hours of conclusion of the event so that any discrepancy can generally be traced to either specific points of sale or control processes set up throughout the facility. We also run yield reports on food supplies on a monthly basis to determine if there is any significant difference between inventory and sales.

Employees

      As of December 30, 2003, we had approximately 1,700 full-time employees. Of these, approximately 800 provide on-site administrative support and supervision in the facilities we serve, approximately 800 provide a variety of services (for example, food preparation, warehousing and merchandise sales) in those facilities, and approximately 100 provide management and staff support at the corporate and regional levels. During fiscal 2003, we had approximately 28,000 employees who were part-time or hired on an event-by-event basis. The number of part-time employees at any point in time varies significantly because of the seasonal nature of our business.

      As of December 30, 2003, approximately 36% of our employees, including full and part-time employees, were covered by collective bargaining agreements with several different unions. We have not experienced any significant interruptions or curtailments of operations due to disputes with our employees, and we consider our labor relations to be good. We have hired, and expect to continue to hire, a large number of qualified, temporary workers at particular events.

Seasonality of Operations

      Our sales and operating results have varied, and are expected to continue to vary, from quarter to quarter, as a result of factors that include: seasonality of sporting and other events; unpredictability in the number, timing and type of new contracts; timing of contract expirations and special events; and level of attendance at events in the facilities which we serve.

      Business in the principal types of facilities that we serve is seasonal in nature. MLB and minor league baseball-related sales are concentrated in the second and third quarters, the majority of NFL-related activity occurs in the fourth quarter and convention centers and arenas generally host fewer events during the summer months. Consequently, our results of operations for the first quarter are typically substantially lower than in other quarters, and results of operations for the third quarter are typically higher than in other quarters.

Regulatory Matters

      Our operations are subject to various governmental regulations, such as those governing the service of food and alcoholic beverages, minimum wage regulations, employment, environmental protection, and human health and safety.

      In addition, our facilities and products are subject to periodic inspection by federal, state, provincial and local authorities. The cost of regulatory compliance is subject to additions to or changes in federal, state or provincial legislation, or changes in regulatory implementation. If we fail to comply with applicable laws, we could be subject to civil remedies, including fines, injunctions, recalls, or seizures, as well as potential criminal sanctions.

      The U.S. Food and Drug Administration (“FDA”) regulates and inspects our kitchens in the United States. Every U.S. commercial kitchen must meet the FDA’s minimum standards relating to the handling, preparation and delivery of food, including requirements relating to the temperature of food, the cleanliness of the kitchen and the hygiene of its personnel. The Canadian Food Inspection Agency (“CFIA”) regulates food safety in Canada, applying similar standards to those required by the FDA. We are also subject to various state, provincial, local and federal laws regarding the disposition of property and leftover foodstuffs. The cost of compliance with FDA and CFIA regulations is subject to additions to or changes in FDA and CFIA regulations.

      We serve alcoholic beverages in many facilities and are subject to the “dram-shop” statutes of the states and provinces in which we serve alcoholic beverages. “Dram-shop” statutes generally provide that serving alcohol to an intoxicated or minor patron is a violation of law. In most states and provinces, if one of our employees sells alcoholic beverages to an intoxicated or minor patron, we may be liable to third parties for the acts of the patron. We sponsor regular training programs in cooperation with state and provincial authorities to minimize the likelihood of serving alcoholic beverages to intoxicated or minor patrons, and we maintain general liability insurance that includes liquor-liability coverage.

      We are also subject to licensing with respect to the sale of alcoholic beverages in the states and provinces in which we serve alcoholic beverages. Failure to receive or retain, or the suspension of, liquor licenses or permits would interrupt or terminate our ability to serve alcoholic beverages in those locations. A few of our contracts require us to pay liquidated damages during any period in which our liquor license for the relevant facility is suspended, and most contracts are subject to termination in the event we lose our liquor license for the relevant facility.

Environmental Matters

      Laws and regulations concerning the discharge of pollutants into the air and water, the handling and disposal of hazardous materials, the investigation and remediation of property contamination and other aspects of environmental protection are in effect in all locations in which we operate. Our current operations do not involve material costs to comply with such laws and regulations, and they have not given rise to, and are not expected to give rise to, material liabilities under these laws and regulations for investigation or remediation of contamination.

      Claims for environmental liabilities arising out of property contamination have been asserted against us and our predecessors from time to time, and in some cases such claims have been associated with businesses, including waste-disposal and waste-management businesses, related to entities we acquired and have been based on conduct that occurred prior to our acquisition of those entities. Several such claims were resolved during the 1990s in bankruptcy proceedings involving some of our predecessors. More recently, private corporations asserted a claim under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) against us for contribution to address past and future remediation costs at a site in Illinois. The site allegedly was used by, among others, a waste disposal business related to a predecessor for which we allegedly are responsible. In addition, the United States Environmental Protection Agency, asserting authority under CERCLA, recently issued a unilateral administrative order concerning the same Illinois site naming approximately 75 entities as respondents, including the plaintiffs in the CERCLA lawsuit against us and the waste disposal business for which the plaintiffs allege we are responsible. We believe that we have valid defenses (including discharge in bankruptcy related to certain bankruptcy proceedings filed in the 1990s) to any claimed liability at this site and further believe that our potential liability, if any, is not likely to be significant. However, because these claims are in their early stages, we cannot predict at this time whether we will eventually be held liable at this site or whether such liability will be material. Furthermore, additional environmental liabilities relating to any of our former operations or any entities we have acquired could be identified and give rise to claims against us involving significant losses.

Intellectual Property

      We have the trademarks, trade names and licenses necessary for the operation of our business as we currently conduct it. We do not consider our trademarks, trade names or licenses to be material to the operation of our business.

Executive Officers

      The following table sets forth the names and positions of our current executive officers:

Name	Age	Position

Lawrence E. Honig	56	Chief Executive Officer and Chairman of the Board of Directors
Janet L. Steinmayer	48	Senior Executive Vice President, General Counsel and Secretary
Kenneth R. Frick	48	Executive Vice President and Chief Financial Officer

      Lawrence E. Honig (Spartanburg, South Carolina) has served as our chief executive officer and director since April 2002 and was elected chairman of our board of directors in December 2003. From February 2000 until April 2001, Mr. Honig served as managing director of eHatchery LLC, an early-stage facilitator for internet-based start-up companies. From January 1998 to July 1999, Mr. Honig was chairman, president and chief executive officer of Edison Brothers Stores, Inc., a specialty retailer, also serving as a director from September 1997 to March 1999. (Edison Brothers Stores, Inc. filed for bankruptcy protection in March 1999.) He previously served as president and chief executive officer of Federated Systems Group, a division of Federated Department Stores, from 1994 to 1998. From 1982 to 1992, Mr. Honig was executive vice president and then vice chairman and a member of the board of The May Department Stores Company. Previously, he was a principal of McKinsey & Company, Inc., an international consulting firm.

      Janet L. Steinmayer (Old Greenwich, Connecticut) is our senior executive vice president, general counsel and secretary. Ms. Steinmayer has been our general counsel and secretary since August 1998. She served as our vice president from August 1998 to December 2000, when she became executive vice president. She became our senior executive vice president in January 2004. Ms. Steinmayer has been corporate vice president, general counsel and secretary of Service America since November 1993. From 1992 to 1993, she was senior vice president-external affairs and general counsel of Trans World Airlines, Inc., or TWA. (TWA filed for bankruptcy protection in January 1992.) From April 1990 to 1991, she served as vice president-law, deputy general counsel and corporate secretary at TWA. Ms. Steinmayer was a partner of the Connecticut law firm of Levett, Rockwood & Sanders, P.C. from 1988 to 1990.

      Kenneth R. Frick (Campobello, South Carolina) is our executive vice president and chief financial officer. Mr. Frick has served as our chief financial officer since August 1998 and as chief financial officer of VS since December 1995. He served as our vice president from August 1998 to December 2000, when he became executive vice president. Mr. Frick has worked with VS and its predecessors since 1982. Prior to becoming chief financial officer of VS in 1995, Mr. Frick was the controller for VS for two years, and for seven years was assistant controller and Southeast Regional Controller of VS. Mr. Frick is a certified public accountant.

Item 2.	Properties

Properties

      We lease our corporate headquarters of approximately 20,000 square feet in Spartanburg, South Carolina and approximately 4,000 square feet in Stamford, Connecticut.

      We currently provide our services in 129 client facilities, all of which are owned or leased by our clients. The contracts with our clients generally permit us to use certain areas within the facility to perform our administrative functions and fulfill our warehousing needs, as well as to provide food and beverage services.

Item 3.	Legal Proceedings

Litigation

      We are from time to time involved in various legal proceedings incidental to the conduct of our business. In May 2003, a purported class action entitled Holden v. Volume Services America, Inc. et al. was filed against us in the Superior Court of California for the County of Orange by a former employee at one of the California stadiums we serve alleging violations of local overtime wage, rest and meal period and related laws with respect to this employee and others purportedly similarly situated at any and all of the facilities we serve in California. We had removed the case to the United States District Court for the Central District of California, but in November 2003 the court remanded the case back to the California Superior Court. The purported class action seeks compensatory, special and punitive damages in unspecified amounts, penalties under the applicable local laws and injunctions against the alleged illegal acts. We are in the process of evaluating this case and, while our review is preliminary, we believe that our business practices are, and were during the period alleged, in compliance with the law. We intend to vigorously defend this case. However, due to the early stage of this case and our evaluation, we cannot predict the outcome of this case and, if an ultimate ruling is made against us, whether such ruling would have a material effect on us.

      Except for the case described above, in our opinion, after considering a number of factors, including, but not limited to, the current status of any currently pending proceeding (including any settlement discussions), views of retained counsel, the nature of the litigation, our prior experience and the amounts that we have accrued for known contingencies, the ultimate disposition of any currently pending proceeding will not have a material adverse effect on our financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of stockholders during the fourth quarter of our 2003 fiscal year.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

      Our Income Deposit Securities (IDSs) — representing shares of common stock and subordinated notes — are traded on The American Stock Exchange (the “AMEX”) under the symbol “CVP” and on the Toronto Stock Exchange under the symbol “CVP.un” and have been so traded since December 5, 2003. As of March 10, 2003, we had one holder of record, Cede & Co. (nominee for the Depository Trust Company (“DTC”)), which holds the IDSs on behalf of approximately 99 participants in the DTC system, which in turn hold on behalf of beneficial owners. The closing price of our IDSs on the AMEX was $17.30 on March 10, 2004. From their issue through December 30, 2003, the low sale price on the AMEX was $15.10 and the high sale price on the AMEX was $16.60.

      As of March 11, 2004, holders of IDSs have the right to separate each IDS into the shares of common stock and notes represented thereby. According to the records of our transfer agent, we had five holders of record of common stock as of March 10, 2004, one of which, Cede & Co., holds the common stock on behalf of approximately 99 participants in the DTC system, which in turn hold on behalf of beneficial owners.

Dividend Policy

      Our board of directors adopted a dividend policy pursuant to which, in the event and to the extent we have any available cash for distribution to the holders of shares of our common stock as of the tenth day of any calendar month, and subject to applicable law, as described below, and the terms of our 2003 credit facility, the indenture governing our 2003 notes and any other then outstanding indebtedness of ours, our board of directors will declare cash dividends on our common stock. The initial dividend rate is to be equal to $0.79 per share per annum, subject to adjustment. We will pay those dividends on or about the 20th day of each month.

As of the date of this report, we have paid dividends on or about the 20th of each of January, February, and March of 2004.

      If we have any remaining cash after the payment of dividends as contemplated above, our board of directors will, in its sole discretion, decide to use that cash to fund growth capital expenditures or acquisitions, repay indebtedness, pay additional dividends or for general corporate purposes.

      The indenture governing our 2003 notes restricts our ability to declare and pay dividends on our common stock as follows:

•	We may not pay dividends if such payment will exceed the quarterly base dividend level in any fiscal quarter; provided that if such payment is less than the quarterly base dividend level in any fiscal quarter, 50% of the difference between the aggregate amount of dividends actually paid and the quarterly base dividend level for such quarter will be available for the payment of dividends at a later date. The quarterly base dividend level for any given fiscal quarter shall equal 85% of our excess cash (as defined below) for the 12 month period ending on the last day of our then most recently ended fiscal quarter for which internal financial statements are available at the time such dividend is declared and paid, divided by four (4). “Excess cash” shall mean with respect to any period, Adjusted EBITDA, as defined in the indenture, minus the sum of (i) cash interest expense and (ii) cash income tax expense, in each case, for such period;

•	We may not pay any dividends if not permitted under any of our senior indebtedness;

•	We may not pay any dividends while interest on the 2003 notes is being deferred or, after the end of any interest deferral, so long as any deferred interest has not been paid in full; and

•	We may not pay any dividends if a default or event of default under the indenture has occurred and is continuing.

      The 2003 credit facility restricts our ability to declare and pay dividends on our common stock if and for so long as we do not meet the interest coverage ratio, total leverage ratio or senior leverage ratio financial levels specified in the 2003 credit facility. If we fail to achieve any of these ratios for any month but resume compliance in a subsequent month and satisfy the other conditions specified in the 2003 credit facility (including timely delivery of applicable financial statements), we may resume the payment of dividends. The 2003 credit facility also restricts our ability to declare and pay dividends on our common stock if either a default or event of default under the 2003 credit facility has occurred and is continuing or the payment of interest on our 2003 notes has been suspended or deferred interest on our 2003 notes has not been paid or if we have not maintained certain minimum balances in the cash collateral account. The 2003 credit facility permits us to use up to 100% of the distributable cash, as defined in the 2003 credit facility (plus withdrawals from the dividend/capex funding account) to fund dividends on our shares of common stock. During any period in which payment of dividends is suspended, the applicable amount of the distributable cash must be applied to mandatory prepayments of certain borrowings under the 2003 credit facility.

      Our board of directors may, in its discretion, amend or repeal this dividend policy. Our board of directors may decrease the level of dividends provided for in this dividend policy or discontinue entirely the payment of dividends.

      Future dividends with respect to shares of our capital stock, if any, will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions, provisions of applicable law and other factors that our board of directors may deem relevant. Under Delaware law, our board of directors may declare dividends only to the extent of our “surplus” (which is defined as total assets at fair market value minus total liabilities, minus statutory capital), or if there is no surplus, out of our net profits for the then current and/or immediately preceding fiscal year.

Use of Proceeds

      In December, 2003, we registered and sold to the public 18,463,995 IDSs, each consisting of one share of common stock, par value $0.01 of VSAH, and one 13.5% subordinated note due 2013 with $5.70 principal amount, at an aggregate offering price of $276,959,925 or $15 per IDS pursuant to registration statement No. 333-103169, which was declared effective on December 4, 2003. All securities registered in the IPO, including the over-allotment option, were sold and the IPO has terminated. The lead underwriter of the IPO was CIBC World Markets Corp. Through December 30, 2003, we incurred the following expenses in connection with our IPO:

(In millions)

Gross Proceeds	$277.0
Underwriter’s Commissions	16.6
Other costs of issuance paid by the Company(1)	12.4

Total Expenses	$29.0

Net Proceeds to the Company	$248.0

      The net IPO proceeds to us through December 30, 2003 after deducting the total expenses above were approximately $248.0 million. These proceeds, together with $65.0 million of borrowings under the 2003 credit facility, were used to fund the following:

Use of Proceeds	Intended Expenditures(2)		Actual Expenditures

	(In millions)
Repayment of indebtedness
1998 Credit Facility	$114.5	(3)	$116.8
1999 Notes	109.6		111.2	(4)
Payments under employee agreements and Management Bonus Plan	2.0		2.6
Common stock repurchase from existing stockholders	70.2		71.4

(1)	Includes a $0.9 million arrangers fee paid to The Blackstone Group L.P., an owner of an excess of 10% of our outstanding common stock.

(2)	As per VSAH’s registration statement on Form S-1 filed in connection with the IPO (the “Form S-1”).

(3)	Form S-1 reflects VSAH’s indebtedness as of September 30, 2003.

(4)	Includes $13.6 million for the redemption price of $12.3 million in 1999 notes plus accrued interest repaid on March 1, 2004.

Item 6.	Selected Financial Data

      The following table sets forth selected consolidated financial data for the last five years. The selected consolidated financial data should be read together with our audited consolidated financial statements for fiscal 2001, 2002 and 2003 and the related notes, included in Item 8 of this Form 10-K, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7 of this Form 10-K. The figures in the following table reflect rounding adjustments.

	Fiscal(1)

	1999	2000	2001	2002	2003

	(In millions, except per share data)
Statement of operations data:
Net sales	$431.5	$522.5	$543.1	$577.2	$616.1
Cost of sales	342.5	424.2	446.6	470.9	504.0
Selling, general and administrative	42.7	47.9	48.1	55.3	59.6
Depreciation and amortization	26.8	26.3	24.5	26.2	27.1
Transaction related expenses	1.5	1.1	—	0.6	2.6
Contract related losses	1.4	2.5	4.8	0.7	0.8

Operating income	16.5	20.6	19.2	23.5	22.0
Interest expense(2)	23.6	26.6	23.4	20.7	32.8
Other income, net	(0.5)	(0.5)	(0.2)	(1.5)	(0.1)

Income (loss) before income taxes	(6.6)	(5.5)	(4.0)	4.3	(10.7)
Income tax benefit	1.3	1.3	0.4	0.2	6.3
Income (loss) before cumulative effect of change in accounting principle	(5.4)	(4.2)	(3.6)	4.5	(4.4)
Cumulative effect of change in accounting principle, net of taxes(3)	(0.2)	—	—	—	—

Net income (loss)(6)	(5.6)	(4.2)	(3.6)	4.5	(4.4)
Other comprehensive income (loss) — foreign translation adjustment	(0.1)	(0.1)	(0.2)	—	0.7

Comprehensive income (loss)	$(5.8)	$(4.3)	$(3.8)	$4.5	$(3.7)

Per share data(9):
Income (loss) before cumulative effect of change in accounting principle, net of taxes:
Basic	$(0.36)	$(0.31)	$(0.26)	$0.33	$(0.31)
Diluted	$(0.36)	$(0.31)	$(0.26)	$0.33	$(0.31)
Net income (loss):
Basic	$(0.37)	$(0.31)	$(0.26)	$0.33	$(0.31)
Diluted	$(0.37)	$(0.31)	$(0.26)	$0.33	$(0.31)
Cash flow data:
Net cash provided by operating activities	$16.1	$22.7	$24.7	$38.6	$27.2
Net cash used in investing activities	$(25.4)	$(12.9)	$(29.3)	$(45.0)	$(23.3)
Net cash provided by (used in) financing activities	$12.8	$(7.3)	$5.0	$1.7	$8.7

	Fiscal(1)

	1999	2000	2001	2002	2003

	(In millions, except per share data)
Other data:
Maintenance capital expenditures(4)	$4.9	$8.3	$12.7	$31.2	$8.3
Growth capital expenditures(4)	21.4	5.6	16.7	16.4	15.6

Aggregate capital expenditures(4)	$26.3	$13.9	$29.4	$47.6	$23.9
Ratio of earnings to fixed charges(5)	—	—	—	1.2	—
Deficiency in the coverage of earnings to fixed charges(5)	$(6.6)	$(5.5)	$(4.0)	—	(10.7)

	December 28,	January 2,	January 1,	December 31,	December 30,
	1999	2001	2002	2002	2003

	(In millions)
Balance sheet data:
Total assets	$278.6	$265.7	$265.9	$280.2	$322.3
Long-term debt (including current portion)	$224.0	$219.1	$224.6	$225.4	$186.5

	Fiscal(1)

	1999	2000	2001	2002	2003

	(In millions)
EBITDA:
Net income (loss)(6)	$(5.6)	$(4.2)	$(3.6)	$4.5	$(4.4)
Cumulative effect of change in accounting principle, net of taxes(3)	0.2	—	—	—	—

Income (loss) before cumulative effect of change in accounting principle	(5.4)	(4.2)	(3.6)	4.5	(4.4)
Income tax benefit	1.3	1.3	0.4	0.2	6.3

Income (loss) before income taxes	$(6.6)	$(5.5)	$(4.0)	$4.3	$(10.7)
Adjustments:
Interest expense(2)	23.6	26.6	23.4	20.7	32.8
Depreciation and amortization	26.8	26.3	24.5	26.2	27.1

EBITDA(7)	$43.7	$47.4	$43.9	$51.2	$49.2

Unusual item included in EBITDA:
Return of bankruptcy funds to Service America(8)	—	—	—	$1.4	—

(1)	We have adopted a 52-53 week period ending on the Tuesday closest to December 31 as our fiscal year. The 1999, 2001, 2002 and 2003 fiscal years consisted of 52 weeks, and the 2000 fiscal year consisted of 53 weeks.

(2)	Included in interest expense for fiscal 1999 is a $0.6 million loss on debt extinguishment that resulted from the early retirement of a portion of the 1998 credit facility. Interest expense for fiscal 2003 includes a $5.3 million non-cash charge related to the early extinguishment of debt as a result of the refinancing of the 1998 credit facility and $7.2 million in expenses associated with the repurchase of the 1999 notes.

(3)	For fiscal 1999, we adopted the provisions of the American Institute of Certified Public Accountants Statement of Position 98-5, Reporting on the Costs of Start-up Activities, which requires that costs of start-up activities be expensed as incurred. As a result, we recorded a charge of $0.2 million reflecting the cumulative effect of a change in accounting principle, net of taxes.

(4)	The sum of maintenance and growth capital expenditures equals the sum of contract rights acquired, net (purchase of contract rights) and the purchase of property and equipment, net for the relevant periods as displayed in the statement of cash flows, as follows:

	Fiscal(1)

	1999	2000	2001	2002	2003

	(In millions)
Statement of cash flow data:
Contract rights acquired, net (purchase of contract rights)	$15.9	$7.5	$21.3	$37.7	$16.0
Purchase of property and equipment, net	10.4	6.4	8.1	9.9	7.9

Aggregate capital expenditures	$26.3	$13.9	$29.4	$47.6	$23.9

Maintenance capital expenditures are capital expenditures made to secure renewals of our existing contracts and maintain these contracts following renewal. Growth capital expenditures are those made to secure new contracts and maintain these contracts during their initial term. Accordingly, growth capital expenditures in any given year consist of up-front capital investments in new contracts and additional committed investments in existing contracts that have never previously been renewed.

From year to year, our aggregate capital expenditures can vary considerably. This is because (a) the pattern of renewals (which may give rise to maintenance capital expenditures) varies based on the term of existing contracts, and (b) our pattern of obtaining new contracts (which may give rise to growth capital expenditures) varies over time.

We believe that the identification and separation of maintenance and growth capital expenditures are important factors in evaluating our financial results. While we strive to maintain our present level of EBITDA by securing renewals of our existing contracts, we cannot be assured that we will maintain our present level of EBITDA in part because we cannot predict the future financial requirements of our clients. Contracts may be renewed at significantly different commission rates and, thus, significantly different levels of EBITDA, depending on the clients’ financial requirements at the time of renewal. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

(5)	For purposes of determining the ratio of earnings to fixed charges, earnings are defined as income (loss) before income taxes and cumulative effect of change in accounting principle plus fixed charges. Fixed charges include interest expense on all indebtedness, amortization of deferred financing costs and one-third of rental expense on operating leases representing that portion of rental expense deemed to be attributable to interest. Where earnings are inadequate to cover fixed charges, the deficiency is reported.

(6)	In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, effective January 2, 2002, we discontinued the amortization of goodwill and trademarks and identified intangible assets which we believe have indefinite lives. Adjusted net loss to give effect to SFAS No. 142 would have been $3.9 million for fiscal 1998, $3.1 million for fiscal 1999, $1.8 million for fiscal 2000 and $1.1 million for fiscal 2001.

(7)	EBITDA is not a measure in accordance with GAAP. EBITDA is not intended to represent cash flows from operations as determined by GAAP and should not be used as an alternative to income (loss) before taxes or net income (loss) as an indicator of operating performance or to cash flows as a measure of liquidity. We believe that EBITDA is an important measure of the cash returned on our investment in capital expenditures under our contracts.

“Adjusted EBITDA,” as defined in the indenture governing our 2003 notes, is determined as EBITDA, as adjusted for transaction related expenses, contract related losses, other non-cash charges, and the annual management fee paid to affiliates of the existing equity investors, less any non-cash credits. We present this discussion of Adjusted EBITDA because covenants in the indenture governing our 2003 notes contain ratios based on this measure. For example, our ability to incur additional debt and make restricted payments requires a ratio of Adjusted EBITDA to fixed charges of 2.0 to 1.0, except that we may incur certain debt and make certain restricted payments without regard to the ratio, including our ability to incur an unlimited amount of indebtedness in connection with the issuance of additional IDSs so long as the ratio of the aggregate principal amount of the additional notes to the number of the additional shares of our common stock will not exceed the equivalent ratio represented by the then existing IDSs.

      On a historical basis, we made the following adjustments to EBITDA to compute Adjusted EBITDA:

	Fiscal(1)

	1999	2000	2001	2002	2003

	(In millions, except ratios)
EBITDA	$43.7	$47.4	$43.9	$51.2	$49.2
Adjustments: Transaction related expenses	1.5	1.1	—	0.6	2.6
Contract related losses	1.4	2.5	4.8	0.7	0.8
Non-cash compensation	—	0.3	0.1	0.6	0.1
Management fees paid to affiliates of Blackstone and GE Capital	0.4	0.4	0.4	0.4	0.4

Adjusted EBITDA	$47.1	$51.7	$49.2	$53.5	$53.1

Unusual item included in EBITDA and Adjusted EBITDA:
Return of bankruptcy funds to Service America (see note 8 below)	—	—	—	1.4	—
Ratio of Adjusted EBITDA to fixed charges	2.13	2.06	2.24	2.77	2.05

      Explanations of the adjustments are listed below:

•	Transaction related expenses include:

•	For fiscal 1999, $1.5 million of cash expenses related to the elimination of redundant office functions of the Service America corporate office in connection with the business combination of VS and Service America;

•	For fiscal 2000, $1.1 million of cash non-recurring corporate costs consisting primarily of expenses incurred in connection with the analysis of a potential recapitalization and strategic investment opportunities;

•	For fiscal 2002, $0.6 million of acquisition related cash costs relating primarily to expenses incurred in connection with the structuring and evaluation of financing and recapitalization strategies; and

•	For fiscal 2003, $2.6 million in expenses related to executive compensation associated with the issuance of the IDSs.

•	Contract related losses include:

•	For fiscal 1999, $1.4 million of non-cash charges related to the write-down of impaired assets for certain contracts where the estimated future cash flows from the contract were insufficient to cover the carrying cost of the related long-lived assets;

•	For fiscal 2000, $1.5 million of non-cash charges related to the write-down of impaired assets for certain contracts where the estimated future cash flows from the contract were insufficient to cover the carrying cost of the related long-lived assets, $0.7 million of non-cash charges related to the write-off of assets related to litigation settlement and a non-recurring $0.3 million cash expense in related legal fees;

•	For fiscal 2001, $4.8 million of non-cash charges related to the write-down of impaired assets for certain contracts where the estimated future cash flows from the contract were insufficient to cover the carrying cost of the related long-lived assets;

•	For fiscal 2002, $0.7 million of non-cash charges related to the write-down of impaired assets for a contract which was terminated; and

•	For fiscal 2003, $0.8 million of non-cash charges for the write-down of impaired assets for certain terminated and/or assigned contracts.

•	Non-cash compensation expenses related to the revaluation of partnership units purchased by certain members of our management financed with nonrecourse loans include for fiscal 2000, 2001, 2002 and 2003, $0.3 million, $0.1 million, $0.6 million and $0.1 million, respectively.

•	Management fees paid to affiliates of Blackstone and GE Capital include $0.4 million for each of fiscal 1999, 2000, 2001, 2002 and 2003. The management fees were paid quarterly in arrears and ceased upon the closing of the IPO.

•	For purposes of calculating the ratio of Adjusted EBITDA to fixed charges, fixed charges includes interest expense (excluding amortization of deferred financing fees) plus capitalized interest, the earned discount or yield with respect to the sale of receivables and cash dividends on preferred stock.

(8)	During fiscal 2002, Service America received approximately $1.4 million from funds previously set aside to satisfy creditors pursuant to a plan of reorganization approved in 1993.

(9)	Per share information was adjusted for a 40,920 (rounded to the nearest share) for one split of the common stock that was effective December 2, 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

      Management’s discussion and analysis is a review of our results of operations and our liquidity and capital resources. The following discussion should be read in conjunction with “Selected Financial Data” and the financial statements, including the related notes, appearing elsewhere in this report. The following data has been prepared in accordance with GAAP.

Overview

      We believe that the ability to retain existing accounts and to win new accounts are the key drivers to maintaining and growing our net sales. Net sales historically have also increased when there has been an increase in the number of events or attendance at our facilities in connection with major league sports post-season and play-off games. Another key factor is our skill at controlling product costs, cash and labor during the events where we provide our services.

      When renewing an existing contract or securing a new contract, we usually have to make a capital expenditure in our client’s facility and offer to pay the client a percentage of the net sales or profits in the form of a commission. Over the past three years, we have reinvested the cash flow generated by operating activities in order to renew or obtain contracts. We believe that these investments have provided a diversified account base of exclusive, long-term contracts. However, as a result of the changes to our capital structure (including refinancing the 1998 credit facility, entering into the 2003 credit facility, repurchasing the 1999 notes and completing our IPO) and the dividend and interest payments to our IDS holders, we may be limited in our ability to grow our business, and our related levels of growth capital expenditures, at rates as great as the relatively rapid growth that we experienced over the last several years. In particular, we may not be able to pursue future growth opportunities if borrowings under our 2003 credit facility or additional issuances of our IDSs or other securities are not available to us on favorable terms or at all.

Critical Accounting Policies

      The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date and reported amounts of revenues and expenses, including amounts that are susceptible to change. Our critical accounting policies include accounting methods and estimates underlying such financial statement preparation, as well as judgments around uncertainties affecting the application of those policies. In applying critical accounting policies, materially different amounts or results could be reported under different conditions or using different assumptions. We believe that our critical accounting policies, involving significant estimates, uncertainties and susceptibility to change, include the following:

•	Recoverability of Property and Equipment, Contract Rights, Cost in Excess of Net Assets Acquired (Goodwill) and Other Intangible Assets. As of December 30, 2003, net property and equipment of $52.8 million and net contract rights of $101.5 million were recorded. In accordance with SFAS No. 144, we evaluate long-lived assets with definite lives for possible impairment when an event occurs which would indicate that its carrying amount may not be recoverable. The impairment analysis is made at the contract level and evaluates the net property and equipment as well as the contract rights related to that contract. The undiscounted future cash flows from a contract are compared to the carrying value of the related long-lived assets. If the undiscounted future cash flows are lower than the carrying value, an impairment charge is recorded. The amount of the impairment charge is equal to the difference between the balance of the long-lived assets and the future discounted cash flows related to the assets (using a rate based on our incremental borrowing rate). As we base our estimates of undiscounted future cash flows on past operating performance, including anticipated labor and other cost increases, and prevailing market conditions, we cannot make assurances that our estimates are achievable. Different conditions or assumptions, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our evaluation and our financial condition or future results of operations. Events that would trigger an evaluation at the contract level include the loss of a tenant team, intent to cease operations at a facility due to contract termination or other means, the bankruptcy of a client, discontinuation of a sports league or a significant increase in competition that could reduce the future profitability of the contract, among others. As of December 30, 2003, net goodwill of $46.5 million and other intangible assets (trademarks) of $17.3 million were recorded. In accordance with SFAS No. 142, on an annual basis, we test our indefinite-lived intangible assets (goodwill and trademarks) for impairment. Additionally, goodwill is tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have determined that the reporting unit for testing the goodwill for impairment is VSAH. In performing the annual goodwill assessment, we compare the fair value of VSAH to its net asset carrying amount, including goodwill and trademarks. If the fair value of VSAH exceeds the carrying amount, then it is determined that goodwill is not impaired. Should the carrying amount exceed the fair value, then we would need to perform the second step in the impairment test to determine the amount of the goodwill write-off. Fair value for these tests is determined based upon a discounted cash flow model, using a rate based on our incremental borrowing rate. As we base our estimates of cash flows on past operating performance, including anticipated labor and other cost increases and prevailing market conditions, we cannot make assurances that our estimates are achievable. Different conditions or assumptions, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our evaluation and on our financial condition or future results of operations. In performing the annual trademark assessment, management compares the fair value of the intangible asset to its carrying value. Fair value is determined based on a discounted cash flow model, using a rate based on our incremental borrowing rate. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss will be recognized for the excess amount. If the fair value is greater than the carrying amount, no further assessment is performed. We have performed our annual assessments of goodwill and trademarks on April 1, 2003 and determined that no impairment exists.

•	Insurance. We have a high deductible insurance program for general liability, auto liability and workers’ compensation risk. We are required to estimate and accrue for the amount of losses that we expect to incur and will ultimately have to pay for under the deductible during the policy year. These amounts are recorded in cost of sales and selling, general and administrative expenses on the statement of operations and accrued liabilities and long-term liabilities on the balance sheet. Our estimates consider a number of factors, including historical experience and actuarial assessment of the liabilities for reported claims and claims incurred but not reported. While we use outside parties to assist us in making these estimates, it is difficult to provide assurance that the actual amounts may not be materially different than what we have recorded. In addition we are self-insured for employee medical benefits and related liabilities. Our liabilities are based on historical trends and claims filed and are estimated for claims incurred but not reported. While the liabilities represent management’s best estimate, actual results could differ significantly from those estimates.

•	Deferred Income Taxes. We recognize deferred tax assets and liabilities based on the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Our primary deferred tax assets relate to net operating losses and credit carryovers. The realization of these deferred tax assets depends upon our ability to generate future income. If our results of operations are adversely affected, not all of our deferred tax assets, if any, may be realized.

Seasonality and Quarterly Results

      Our net sales and operating results have varied, and are expected to continue to vary, from quarter to quarter (a quarter is comprised of thirteen or fourteen weeks), as a result of factors which include:

•	seasonality of sporting and other events;

•	unpredictability in the number, timing and type of new contracts;

•	timing of contract expirations and special events; and

•	level of attendance at the facilities which we serve.

      Business at the principal types of facilities we serve is seasonal in nature. MLB and minor league baseball related sales are concentrated in the second and third quarters, the majority of NFL related activity occurs in the fourth quarter and convention centers and arenas generally host fewer events during the summer months. Results of operations for any particular quarter may not be indicative of results of operations for future periods.

      Set forth below are comparative net sales by quarter for fiscal 2003, 2002 and 2001, as well as operating income (loss) and net income (loss), on an actual and per share basis (in thousands, except per share data):

	2003

			Basic and		Basic and
		Operating	Diluted Operating	Net	Diluted Earnings
		Income	Income (Loss)	Income	(Loss) Per
	Sales	(Loss)	Per Share(1)	(Loss)	Share(1)

1st Quarter	$96,900	$(4,715)	$(0.35)	$(6,545)	$(0.48)
2nd Quarter	$172,733	$10,460	$0.77	$2,876	$0.21
3rd Quarter	$214,636	$16,583	$1.22	$10,674	$0.78
4th Quarter	$131,788	$(375)	$(0.02)	$(11,423)	$(0.70)

	2002

			Basic and		Basic and
		Operating	Diluted Operating	Net	Diluted Earnings
		Income	Income (Loss)	Income	(Loss) Per
	Sales	(Loss)	Per Share(1)	(Loss)	Share(1)

1st Quarter	$87,840	$(4,185)	$(0.31)	$(6,870)	$(0.50)
2nd Quarter	$166,421	$9,813	$0.72	$3,841	$0.28
3rd Quarter	$195,100	$15,892	$1.17	$9,783	$0.72
4th Quarter	$127,801	$1,975	$0.15	$(2,258)	$(0.17)

	2001

			Basic and		Basic and
		Operating	Diluted Operating	Net	Diluted Earnings
		Income	Income (Loss)	Income	(Loss) Per
	Sales	(Loss)	Per Share(1)	(Loss)	Share(1)

1st Quarter	$83,194	$(4,107)	$(0.30)	$(10,631)	$(0.78)
2nd Quarter	$157,646	$8,117	$0.60	$2,155	$0.16
3rd Quarter	$177,559	$13,862	$1.02	$8,399	$0.62
4th Quarter	$124,714	$1,283	$0.09	$(3,523)	$(0.26)

(1)	The basic and diluted operating income (loss) and basic and diluted earnings (loss) per share reflect a 40,920 (rounded to the nearest share) for one split of the common stock that was effected on December 2, 2003.

Results of Operations

Fiscal 2003 Compared to Fiscal 2002

      Net sales. Net sales of $616.1 million for fiscal 2003 increased by $38.9 million or 6.7% from $577.2 million in fiscal 2002. The increase was primarily due to 17 new accounts (including contracts executed in fiscal 2002 where revenue was not fully annualized until fiscal 2003), which generated net sales of $37.1 million partially offset by 11 expired and/or terminated accounts, which decreased net sales by $7.8 million. Additionally, MLB related sales increased $14.3 million from the prior year period primarily attributable to an overall increase in attendance and per capita spending and also included an increase of approximately $4.4 million related to post-season games. The remaining decline in net sales was primarily due to decreased volume in various facilities where we provide our services.

      Cost of sales. Cost of sales of $504.0 million for fiscal 2003 increased by $33.1 million from $470.9 million in fiscal 2002 due primarily to the higher sales volume. Cost of sales as a percentage of net sales increased by approximately 0.2% from the prior year period. The increase was primarily the result of higher commission costs related to higher commission rates paid to our largest client in connection with the renewal of that client’s contract and a change in the sales mix to client facilities with higher commission rates. These increases were partially offset by lower product costs as a percentage of net sales resulting from efficiencies achieved in some of the facilities we serve.

      Selling, general and administrative expenses. Selling, general and administrative expenses of $59.6 million in fiscal 2003 increased by $4.3 million from $55.3 million in fiscal 2002. The increase was primarily associated with higher corporate overhead expenses of $4.3 million related to the addition of management positions during fiscal 2002 and to an increase in professional and legal fees. These additions to management were designed to increase and upgrade the senior-level management available to our clients. In addition, higher insurance costs of approximately $1.1 million were incurred; however; these costs were offset by savings in other cost categories.

      Depreciation and amortization. Depreciation and amortization was $27.1 million for fiscal 2003, compared to $26.2 million in fiscal 2002. The increase was principally attributable to higher amortization expense primarily related to investments for the renewal and/or acquisition of certain contracts.

      Transaction related expenses. Transaction related expenses of $2.6 million in fiscal 2003 include certain expenses related to executive compensation associated with our IPO of IDSs. The fiscal 2002 costs related primarily to the expenses incurred in connection with the structuring and evaluation of financing and recapitalization strategies.

      Contract related losses. Contract related losses of $0.8 million recorded in fiscal 2003 reflected an impairment charge of approximately $0.2 million for the write-down of property and equipment for a contract which has been assigned to a third-party, and $0.6 million for the write-down of contract rights and other assets for certain terminated contracts. In fiscal 2002, contract related losses of $0.7 million reflected an impairment charge for the write-down of contract rights.

      Operating income. Operating income decreased approximately $1.5 million from fiscal 2002 due to the factors described above.

      Interest expense. Interest expense of $32.8 million in fiscal 2003 included a $5.3 million non-cash charge for the early extinguishment of debt resulting from the refinancing of our 1998 credit facility and $7.2 million in expenses related to the repurchase of our 1999 notes. These interest expenses, which were precipitated by our IPO, contributed substantially to the net loss we reported for fiscal 2003. With the proceeds from the IPO and funds received under our 2003 credit facility, we repaid all outstanding borrowings under our 1998 credit facility and redeemed 87.75% of our $100 million in aggregate principal amount of the 1999 notes at a redemption price of approximately 108.1% of the aggregate principal amount of the 1999 notes plus accrued and unpaid interest. Excluding these charges, interest of $20.3 million decreased by $0.4 million from fiscal 2002 principally due to the refinancing of our 1998 credit facility.

      Other income, net. During the first quarter of fiscal 2002, Service America received approximately $1.4 million in connection with funds previously set aside to satisfy creditors pursuant to a plan of reorganization approved in 1993. Under the plan of reorganization, Service America was required to deposit funds with a disbursing agent for the benefit of its creditors. Any funds which remained unclaimed by its creditors after a period of two years from the date of distribution were forfeited and all interest in those funds reverted back to Service America. Service America does not believe that it has any obligation to escheat such funds. This event was not repeated in 2003.

      Income taxes. We have evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets and based on our best current estimates believe that taxable income will be realized in fiscal 2004 and beyond. Accordingly, in fiscal 2003, we have eliminated the valuation allowance of approximately $0.9 million and recorded a tax benefit of $6.3 million in comparison to the recognition of a $0.2 million benefit in the prior year period. The effective tax rate for fiscal 2003 was significantly impacted by recognizing the tax benefits associated with approximately $2.1 million of prior and current year tax credits and the release of the valuation allowance of approximately $0.9 million. The benefit associated with the credits arose as we determined that we could obtain the credits without increasing the amount of taxes that were payable.

      Other comprehensive income — The foreign currency translation gain of $0.7 million in fiscal 2003 reflects the favorable Canadian dollar exchange rate versus the U.S. dollar at our Canadian operations.

Fiscal 2002 Compared to Fiscal 2001

      Net Sales. Net sales of $577.2 million during fiscal 2002 increased $34.1 million or approximately 6% from $543.1 million in fiscal 2001. Our sports facility accounts accounted for approximately $20.2 million of the increase, of which $10.5 million was related to NFL venues. Five additional NFL games were played in our clients’ facilities in fiscal 2002, including four games that had been postponed from fiscal 2001 due to the events of September 11, 2001, and Super Bowl XXXVI. Additionally, a slight increase of $0.8 million was generated in MLB venues due primarily to an increase in sales as a result of post-season activity, including the World Series. Sales in convention centers and other entertainment facilities increased $2.3 million and $6.2 million, respectively. In addition, newly acquired service contracts generated net sales of $4.6 million.

      Cost of Sales. Cost of sales of $470.9 million for fiscal 2002 increased by $24.3 million from $446.6 million for fiscal 2001. The increase was due primarily to the increase in sales volume. Cost of sales as a percentage of net sales decreased by approximately 0.4% from fiscal 2001 to 81.6%. This decrease was due mainly to efficiencies associated with the greater sales volume.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses of $55.3 million increased approximately 0.7% as a percentage of net sales as compared to fiscal 2001. The increase was primarily the result of higher insurance costs due to dramatic price increases in the insurance market post September 11, 2001, higher corporate overhead expenses related to the addition of management positions and an increase in professional fees. With respect to the insurance increase, we obtained estimates for the casualty insurance program (workers’ compensation, general liability, and automobile liability policies) from multiple insurance companies at the end of 2001. Due to increased rates across the insurance market in the wake of September 11, 2001, and after reviewing the results of the estimates obtained along with an independent actuarial analysis, it was our assessment that a high deductible program was more cost effective than a guaranteed cost (zero deductible) program.

      Depreciation and Amortization. Depreciation and amortization was $26.2 million in fiscal 2002 compared to $24.5 million in fiscal 2001. The increase was principally attributable to higher amortization expense related to investments for the renewal and/or acquisition of certain contracts, partially offset by a decline in amortization as a result of the discontinuation of goodwill and trademark amortization ($2.5 million) in accordance with SFAS No. 142.

      Transaction Related Expenses. Acquisition related costs of $0.6 million were incurred in fiscal 2002 relating primarily to expenses incurred in connection with the structuring and evaluation of financing and recapitalization strategies, including proposals for securities offerings that preceded the proposed offering of IDSs and the related refinancing of the 1998 credit facility and 1999 notes. No such expenses were incurred in 2001.

      Contract Related Losses. Contract related losses of $0.7 million in fiscal 2002 reflected an impairment charge related to a write-down of contract rights for one contract. In fiscal 2001, contract related losses of $4.8 million reflected an impairment charge of $2.3 million for equipment, leasehold improvements and location contracts with respect to certain contracts. Most of the $2.3 million impairment charge related to two of our clients which filed for Chapter 11 bankruptcy in 2001. Additionally, $2.5 million in other assets — chiefly long-term receivables related to one of those clients — was written off.

      Operating Income. Operating income increased approximately $4.3 million in fiscal 2002 as compared to fiscal 2001 due to the factors described above.

      Interest Expense. Interest expense decreased by $2.7 million from fiscal 2001 due primarily to lower interest rates on our variable rate debt.

      Other Income, net. During fiscal 2002, Service America received approximately $1.4 million in connection with funds set aside to satisfy creditors pursuant to a plan of reorganization approved in 1993. Under the plan of reorganization, Service America was required to deposit funds with a disbursing agent for the benefit of its creditors. Any funds which remained unclaimed by its creditors after a period of two years from the date of distribution were forfeited and all interest in those funds reverted back to Service America. Service America does not believe that it has any obligation to escheat such funds.

      Income Taxes. Management has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets, and, based on its best current estimates, believes taxable income or benefit will be realized in fiscal 2002 and beyond. Accordingly, in fiscal 2002 we have reduced the valuation allowance by $1.3 million and recorded a tax benefit of approximately $0.2 million in comparison to the recognition of a benefit of $0.4 million in fiscal 2001.

Outlook

      The weak economy and related factors in the last several years have had an adverse impact on the levels of attendance at some sports events and in many convention center facilities we serve and on the levels of spending in the convention center facilities. Looking forward, we hope that economic conditions will improve, but we have no evidence that 2004 will be significantly different from 2003.

      The events of September 11, 2001 caused a significant increase in our insurance costs related to the recreational facilities in which we provide services. Recently there has been some improvement in insurance rates, although insurance costs remain high for desirable coverage.

Liquidity and Capital Resources

      For fiscal 2003, net cash provided by operating activities was $27.2 million compared to $38.6 million in fiscal 2002. The $11.4 million decline in cash provided was principally attributable to IPO related expenses, including $7.2 million for the repurchase of the 1999 notes, as discussed above, and $2.6 million in expenses related to executive compensation associated with the issuance of the IDSs. In addition, in fiscal 2002, approximately $1.4 million in funds was recovered by Service America, as discussed above.

      Net cash used in investing activities was $23.3 million for fiscal 2003 compared to $45.0 million in fiscal 2002 reflecting a higher level of investment associated with renewals of existing contracts in the prior year period, including the renewal of our largest client.

      Net cash provided by financing activities was $8.7 million in fiscal 2003 as compared to $1.7 million in fiscal 2002, the increase primarily reflecting the IPO. The proceeds of the term loans from our 2003 credit facility were combined with proceeds from the IPO and the combined funds of $341.7 were used to repay the outstanding balance under our 1998 credit facility of $116.8 million, repay $87.8 million of 1999 notes, establish cash reserves of $22.0 million for the benefit of the new lenders, repurchase the remaining 1999 notes, repurchase common stock from the investors in the amount of $71.4 million and pay fees and expenses in connection with the IPO, the 2003 credit facility and the notes thereunder.

      For fiscal 2002, net cash provided by operating activities was $38.6 million as compared to $24.7 million in fiscal 2001. The $13.9 million increase was principally attributable to a $8.1 million increase in net income, mainly as the result of the $4.3 million improvement in operating income, $2.7 million decline in interest expense and the recovery of $1.4 million in funds by Service America, as discussed above. Additionally, our working capital decreased as compared to the prior year period chiefly due to higher accrued commissions, insurance and legal fees.

      Net cash used in investing activities was $45.0 million in fiscal 2002 compared to $29.3 million in fiscal 2001, primarily reflecting a higher level of investment in contract rights and property and equipment associated with renewals of existing contracts in fiscal 2002.

      Net cash provided by financing activities was $1.7 million in fiscal 2002 as compared to $5.0 million in fiscal 2001. As of December 31, 2002, $15.0 million in revolving loans were outstanding under our 1998 credit facility as compared to $12.8 million at the end of fiscal 2001; however, the increase in net borrowings was only $2.2 million in fiscal 2002 versus $6.8 million in fiscal 2001. In addition, net cash provided by bank overdrafts increased by approximately $1.4 million in fiscal 2002 as compared to fiscal 2001.

      We are also often required to obtain performance bonds, bid bonds or letters of credit to secure our contractual obligations. As of December 30, 2003, we had requirements outstanding for performance bonds and letters of credit of $13.4 million and $20.3 million, respectively. Under the 2003 credit facility, we have an aggregate of $35.0 million available for letters of credit, subject to an overall borrowing limit of $50.0 million under that facility. As of December 30, 2003 we had approximately $25.7 million available to be borrowed under the revolving credit facility. At that date there were $4.0 million in outstanding borrowings and $20.3 million of outstanding undrawn letters of credit reducing availability. At December 31, 2002, $43.7 million was available to be borrowed under our 1998 credit facility. At that date, there were

$15.0 million in outstanding borrowings and $16.3 million of outstanding, undrawn letters of credit reducing availability.

      Our capital expenditures can be categorized into two types: maintenance and growth. Maintenance capital expenditures are associated with securing renewals of our existing contracts and maintaining those contracts following renewal. Growth capital expenditures are those made in connection with securing new contracts and maintaining those contracts during their initial term. In both cases, particularly for sports facilities, capital expenditures are often required in the form of contract acquisition fees or up-front or committed future capital investment to help finance facility construction or renovation. This expenditure typically takes the form of investment in leasehold improvements and food service equipment and grants to owners or operators of facilities. We provide our historical maintenance and growth capital expenditures for each of the five fiscal years ended December 30, 2003 in Item 6 “Selected Financial Data.” The amount of maintenance capital expenditures in fiscal 2002, a total of $31.2 million, increased significantly due to the renewal of several large long-term contracts. We have historically financed our capital expenditures with a combination of cash from operating activities and borrowings under the revolving line of credit of the credit facility.

      We believe that the identification and separation of maintenance and growth capital expenditures are important factors in evaluating our business results. While we strive to maintain our present levels of net sales and EBITDA by securing renewals of our existing contracts, we cannot make assurances that we will maintain our present levels of net sales and EBITDA since we cannot predict the future financial requirements of our clients. Contracts may be renewed at significantly different commission rates, and thus levels of net sales and EBITDA, depending on the clients’ financial requirements at the time of renewal.

      The amount of capital commitment required by us can vary significantly. The ability to make those expenditures is often an essential element of a successful bid on a new contract or renewal of an existing contract. The following table shows our net sales for fiscal 2003, which equaled $616.1 million, as allocated according to the expiration year of our contracts:

Contracts Expiring in:

2004	2005	2006	2007	2008 and After

(In millions)
$104.3	$56.8	$110.1	$81.0	$260.2

      Commission and management fee rates vary significantly among contracts based primarily upon the amount of capital that we invest, the type of facility involved, the term of the contract and the services provided by us. In general, within each client category, the level of capital investment and commission are related, such that the greater the capital investment that we make, the lower the commission we pay to the client. Our profit sharing contracts generally provide that we are reimbursed each year for the amortization of our capital investments prior to determining profits under the contract.

      At the end of the contract term, all capital investments that we have made typically remain the property of the client, but our contracts generally provide that the client must reimburse us for any undepreciated or unamortized capital investments or fees made pursuant to the terms of the contract if the contract is terminated early, other than due to our default.

      We believe that cash flow from operating activities, together with borrowings available under the 2003 credit facility, will be sufficient to fund our currently anticipated capital investment requirements, interest and principal payment obligations, working capital requirements and anticipated dividend payments. In fiscal 2003, we made capital investments of $23.9 million. We are currently committed to fund aggregate capital investments of approximately $12.4 million, $1.7 million, $2.7 million and $0.3 million in 2004, 2005, 2006 and 2007, respectively. We expect that future maintenance capital expenditures will be financed through net cash provided by operating activities. We expect that future growth capital expenditures will be financed through borrowings under the revolving portion of our 2003 credit facility, issuances of additional IDSs or other securities of ours, net cash provided by operating activities or a combination of these alternatives.

2003 Credit Agreement

      On December 10, 2003, VSA entered into the 2003 credit facility under a credit agreement providing for $65,000,000 in fixed rate term loans and a $50,000,000 revolving portion. The term loans bear interest at a fixed rate of 7.24% and mature on June 10, 2008. The revolving portion of the 2003 credit facility allows VSA to borrow up to $50,000,000 and includes a sub-limit of $35,000,000 for letters of credit (which reduce availability under the revolving portion of the 2003 credit facility) and a sub-limit of $5,000,000 for swingline loans. Revolving loans must be repaid on the maturity date of the revolving portion of the 2003 credit facility and are subject to an annual clean-up period of thirty days. Swingline loans must be either repaid within five days or converted to revolving loans. The revolving portion of the 2003 credit facility is subject to an annual clean-up period of thirty days and matures on December 10, 2006. Borrowings under the revolving portion of the 2003 credit facility bear interest at floating rates based upon the interest rate option elected by VSA and its leverage ratio.

      The credit agreement calls for mandatory prepayment of the loans under certain circumstances and optional prepayment without penalty. There are further provisions that limit VSA’s ability to make interest payments on the 2003 notes, make dividend payments and invest in capital expenditures. The credit agreement contains provisions that require VSA to comply with certain financial covenants, including a maximum net total leverage ratio, a maximum net senior leverage ratio and an interest coverage ratio. At December 30, 2003, VSA was in compliance with all covenants.

Subordinated Notes Issued in 2003

      During December 2003, in connection with our IPO, we issued $105,245,000 in aggregate principal amount of 13.50% Subordinated Notes (“2003 notes”). The 2003 notes mature on December 10, 2013 and are subject to extension by two successive five year terms at VSA’s option provided that certain financial conditions are met. Interest on the 2003 notes is payable on or about the 20th day of each month. The 2003 notes are unsecured, are subordinated to all of VSAH’s existing and future senior indebtedness, and rank equally with all of VSAH’s existing and future indebtedness. Furthermore, the debt is guaranteed by all of the wholly-owned subsidiaries of VSAH.

Contractual Commitments

      We have future obligations for debt repayments, future minimum rental and similar commitments under non-cancelable operating leases as well as contingent obligations related to outstanding letters of credit. These obligations as of December 30, 2003 are summarized below:

		Payments Due by Period

		Less Than	1-3	4-5	More Than
	Total	1 Year	Years	Years	5 Years

	(In millions)
Long-term borrowings	$186.5	$16.3	$—	$65.0	$105.2
Insurance	8.8	4.5	3.6	0.5	0.2
Operating leases	1.3	0.5	0.8	—	—
Commissions and royalties	38.4	8.3	17.1	6.1	6.9
Capital Commitments(1)	17.1	12.4	4.7	—	—
Other long-term liabilities(2)	0.7	0.5	0.1	0.1	—

Total contractual obligations	$252.8	$42.5	$26.3	$71.7	$112.3

(1)	Represents capital commitments in connection with several long-term concession contracts.

(2)	Represents various long-term obligations reflected on the balance sheet.

		Payments Due by Period

		Less Than	1-3	4-5	More Than
Other Commercial Commitments	Total	1 Year	Years	Years	5 Years

	(In millions)
Letters of credit	$20.3	$20.3	$—	$—	$—

      We believe that our net cash provided by operating activities and borrowing capacity under the 2003 credit facility will be sufficient to enable us to fund our liquidity needs for the foreseeable future. Should we be unable to borrow under the 2003 credit facility, we would seek other sources of debt or equity funding. However, we cannot make assurances that we will be successful in obtaining alternate sources of funding in sufficient amounts or on acceptable terms.

New Accounting Standards

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. The provisions of SFAS No. 143 require that asset retirement obligations that are identifiable upon acquisition and construction, and during the operating life of a long-lived asset, be recorded as a liability using the present value of the estimated cash flows. A corresponding amount would be capitalized as part of the asset’s carrying amount and amortized to expense over the asset’s useful life. We have adopted the provisions of SFAS No. 143 effective January 1, 2003. The adoption of this statement has not had and is not expected to have a material impact on our financial position, results of operations or cash flows.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employees Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring) and is effective for exit or disposal activities after December 31, 2002. The implementation of this statement did not have a material effect on our financial position or results of operations.

      On November 25, 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation expands on the accounting guidance of SFAS No. 5, Accounting for Contingencies, SFAS No. 57, Related Party Disclosures, and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The Interpretation also incorporates, without change, the provisions of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which it supersedes. The Interpretation does identify several situations where the recognition of a liability at inception for a guarantor’s obligation is not required. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The disclosures are effective for financial statements of interim or annual periods ending after December 15, 2002. The disclosure requirements, initial recognition and initial measurement provisions are currently effective and did not have a material effect on our financial position or results of operations.

      On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 148’s amendment of the transition and annual disclosure requirements of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The implementation of this standard did not have a material effect on our financial position or results of operations.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements (“FIN 46”). This Interpretation applies immediately to variable interest entities created after January 31, 2003. In October 2003, certain provisions of FIN 46 were amended. FIN 46, as amended, applies to the first fiscal year or interim period ending after December 15, 2003, to those variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This Interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. Certain provisions of FIN 46 were deferred until the period ending after March 15, 2004. The implementation of FIN 46 for provisions effective during 2003 did not have a material impact on our financial position or results of operations.

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments including certain derivatives embedded in other contracts. This statement is effective for contracts entered into or modified after June 30, 2003. The implementation of this statement did not have a material effect on our financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. In October 2003, the FASB deferred the implementation of certain provisions of this standard indefinitely. The implementation of this standard did not have a material effect on our financial position or results of operations.

Cautionary Statement Regarding Forward-Looking Statements

      Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this Annual Report on Form 10-K may include forward-looking statements which reflect our current views with respect to future events and financial performance. Statements which include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.

      All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements or that could adversely affect the holders of our IDSs, 2003 notes and common stock. We believe that these factors include the following:

•	We have substantial indebtedness, which could restrict our ability to pay interest and principal on our 2003 notes and to pay dividends with respect to shares of our common stock represented by the IDSs and impact our financing options and liquidity position.

•	We may amend the terms of our 2003 credit facility, or we may enter into new agreements that govern our senior indebtedness, and the amended or new terms may significantly affect our ability to pay interest and dividends to IDS holders.

•	We are subject to restrictive debt covenants and other requirements related to our outstanding debt that limit our business flexibility by imposing operating and financial restrictions on our operations.

•	We are a holding company and rely on dividends, interest and other payments, advances and transfers of funds from our subsidiaries to meet our debt service and other obligations.

•	Our interest expense may increase significantly and could cause our net income and distributable cash to decline significantly.

•	We may not generate sufficient funds from operations to pay our indebtedness at maturity or upon the exercise by holders of their rights upon a change of control.

•	The indenture governing our 2003 notes and our 2003 credit facility permit us to pay a significant portion of our free cash flow to stockholders in the form of dividends. Any amounts paid by us in the form of dividends will not be available in the future to satisfy our obligations under the 2003 notes.

•	The realizable value of our assets upon liquidation may be insufficient to satisfy claims.

•	Deferral of interest payments would have adverse tax consequences for holders of our 2003 notes and may adversely affect the trading price of the 2003 notes.

•	Because of the subordinated nature of the 2003 notes, their holders may not be entitled to be paid in full, if at all, in a bankruptcy, liquidation or reorganization or similar proceeding.

•	The guarantees of the 2003 notes by our subsidiaries may not be enforceable.

•	Seasonality and variability of our businesses may cause volatility in the market value of our IDSs and may hinder our ability to make timely distributions on the IDSs.

•	The U.S. federal income tax consequences of the purchase, ownership and disposition of IDSs are unclear.

•	The Internal Revenue Service may not view the interest rate on the 2003 notes as an arm’s length rate.

•	Before our IPO there was no public market for our IDSs, shares of our common stock or 2003 notes. The price of the IDSs may fluctuate substantially, which could negatively affect IDS holders.

•	Future sales or the possibility of future sales of a substantial amount of IDSs, shares of our common stock or our 2003 notes may depress the price of our outstanding IDSs and the shares of our common stock and our 2003 notes.

•	Our restated certificate of incorporation and amended and restated by-laws and several other factors could limit another party’s ability to acquire us and deprive our investors of the opportunity to obtain a takeover premium for their securities.

•	If attendance or the number of events held at our clients’ facilities decreases, our net sales and cash flow may significantly decline.

•	The pricing and termination provisions of our contracts may constrain our ability to recover costs and to make a profit on our contracts.

•	We have a history of losses and may experience losses in the future.

•	We may not be able to recover our capital investments in clients’ facilities, which may significantly reduce our profits or cause losses.

•	If the sports team tenant of a facility we serve relocates or the ownership of a facility we serve changes, we may lose the contract for that facility.

•	If we were to lose any of our largest clients, our results of operations could be significantly harmed.

•	A contraction of MLB that eliminates any of the teams playing in any of the facilities we serve would likely have a material adverse effect on our results of operations.

•	We may not have sufficient funds available to make capital investments in clients’ facilities necessary to maintain these relationships and increased capital investments or commissions to renew such relationships may lower our operating results for such facilities.

•	Our historical rapid growth rates may not be indicative of future results, given our new capital structure and dividend policy and our reliance on other financing sources.

•	If labor or other operating costs increase, we may not be able to make a corresponding increase in the prices of our products and services and our profitability may decline significantly.

•	We may incur significant liabilities or reputational harm if claims of illness or injury associated with our service of food and beverage to the public are brought against us.

•	The loss of any of our liquor licenses or permits could adversely affect our ability to carry out our business.

•	If one of our employees sells alcoholic beverages to an intoxicated or minor patron, we may be liable to third parties for the acts of the patron.

•	If we fail to comply with applicable governmental regulations, we may become subject to lawsuits and other liabilities or restrictions on our operations which could significantly reduce our net sales and cash flow and undermine the growth of our business.

•	We are subject to litigation, which, if determined adversely, could be material.

•	We may be subject to significant environmental liabilities.

•	We depend on a relatively small executive management team and the loss of any of them could adversely affect our business.

•	We could incur significant liability for withdrawing from multi-employer pension plans.

•	If we fail to remain competitive within our industry, we will not be able to maintain our clients or obtain new clients, which would materially adversely affect our financial condition, results of operations and liquidity.

•	An outbreak or escalation of any insurrection or armed conflict involving the United States or any other national or international calamity could significantly harm our business.

•	A terrorist attack on any facility which we serve, particularly large sports facilities, could significantly harm or business, and our contracts do not provide for the recovery by us of our cost in the event of a terrorist attack on a facility.

•	We may not be able to obtain insurance, or obtain insurance on commercially acceptable terms, which could result in a material adverse effect on our financial condition, results of operations or liquidity.

•	Weaker economic conditions within the United States could adversely affect our business.

•	Our net sales could decline if there were a labor stoppage affecting any of the sports teams at whose facilities we provide our services.

      Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to interest rate volatility with regard to existing issuance of variable rate debt. The table presents principal cash flows and related weighted average interest rates.

								Fair
								Value
	2004	2005	2006	2007	2008	Thereafter	Total	12/30/03

			(In millions)
Variable rate debt	$4.0	—	—	—	—	—	$4.0	$4.0
Average interest rate	5.29%
Fixed rate debt:
Represented by IDSs	—	—	—	—	—	$105.2	105.2	105.2
Average interest rate						13.50%
Term loans	—	—	—	—	$65.0	—	65.0	65.0
Average interest rate					7.24%
Remaining 1999 notes	$12.3	—	—	—	—	—	$12.3	$12.9
Average interest rate	11.25%

      As of December 30, 2003, after giving effect to our IPO, including the use of proceeds from the IPO, the repayment of all outstanding borrowings under VSA’s 1998 credit facility, the purchase of $87.7 million of the VSA 1999 notes by the tender offer and the borrowings under the 2003 credit facility, we had $182.5 million of fixed rate long-term debt, consisting of $105.2 million of the 2003 notes represented by the IDSs, $65.0 million of term loans, and $12.3 million of the remaining 1999 notes, which were redeemed as of March 1, 2004. As of December 30, 2003, we also had $4.0 million outstanding in revolving loans on our $50.0 million revolving portion of the 2003 credit facility.

Item 8.	Financial Statements and Supplementary Data

VOLUME SERVICES AMERICA HOLDINGS, INC.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Volume Services America Holdings, Inc.:

      We have audited the accompanying consolidated balance sheets of Volume Services America Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2002 and December 30, 2003, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficiency), and cash flows for each of the three years in the period ended December 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Volume Services America Holdings, Inc. and subsidiaries at December 31, 2002 and December 30, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets as of January 2, 2002.

/s/ Deloitte & Touche LLP

March 26, 2004

Charlotte, North Carolina

VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2002 and December 30, 2003

	December 31,	December 30,
	2002	2003

	(In thousands,
	except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,374	$22,929
Restricted cash	—	13,628
Accounts receivable, less allowance for doubtful accounts of $810 and $348 at December 31, 2002 and December 30, 2003, respectively	16,488	17,737
Merchandise inventories	13,682	14,865
Prepaid expenses and other	2,354	3,322
Deferred tax asset	2,764	4,121

Total current assets	45,662	76,602

PROPERTY AND EQUIPMENT:
Leasehold improvements	49,452	45,828
Merchandising equipment	51,185	54,635
Vehicles and other equipment	8,625	9,791
Construction in process	295	168

Total	109,557	110,422
Less accumulated depreciation and amortization	(53,498)	(57,671)

Property and equipment, net	56,059	52,751

OTHER ASSETS:
Contract rights, net	101,702	101,512
Restricted cash	—	8,420
Cost in excess of net assets acquired	46,457	46,457
Deferred financing costs, net	7,086	13,017
Trademarks	17,049	17,274
Deferred tax asset	—	2,790
Other	6,177	3,450

Total other assets	178,471	192,920

TOTAL ASSETS	$280,192	$322,273

VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS — (Continued)

December 31, 2002 and December 30, 2003

	December 31,	December 30,
	2002	2003

	(In thousands,
	except share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Short-term note payable	$—	$4,000
Current maturities of long-term debt	1,150	12,250
Accounts payable	14,798	18,054
Accrued salaries and vacations	8,683	11,297
Liability for insurance	4,441	4,537
Accrued taxes, including income taxes	3,890	3,947
Accrued commissions and royalties	13,627	14,053
Accrued interest	3,832	1,566
Accrued dividends	—	1,982
Other	6,057	5,082

Total current liabilities	56,478	76,768

LONG-TERM LIABILITIES:
Long-term debt	224,250	170,245
Deferred income taxes	2,031	—
Liability for insurance	2,001	4,245
Other liabilities	700	699

Total long-term liabilities	228,982	175,189

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIENCY):
Common stock, $0.01 par value — authorized: 100,000,000 shares; issued: 21,531,152 shares and 39,995,145 shares; outstanding: 13,612,829 and 22,524,992 shares at December 31, 2002 and December 30, 2003, respectively	215	400
Additional paid-in capital	67,202	218,598
Accumulated deficit	(21,566)	(27,966)
Accumulated other comprehensive income (loss)	(444)	224
Treasury stock — at cost (7,918,323 and 17,470,153 shares at December 31, 2002 and December 30, 2003, respectively)	(49,500)	(120,940)
Loans to related parties	(1,175)	—

Total stockholders’ equity (deficiency)	(5,268)	70,316

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$280,192	$322,273

See notes to consolidated financial statements.

VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Years Ended January 1, 2002, December 31, 2002 and December 30, 2003

	January 1,	December 31,	December 30,
	2002	2002	2003

	(In thousands, except per share data)
Net sales	$543,113	$577,162	$616,057
Cost of sales	446,596	470,929	503,986
Selling, general and administrative	48,108	55,257	59,591
Depreciation and amortization	24,492	26,185	27,119
Transaction related expenses	—	597	2,577
Contract related losses	4,762	699	831

Operating income	19,155	23,495	21,953
Interest expense	23,429	20,742	32,763
Other income, net	(242)	(1,556)	(55)

Income (loss) before income taxes	(4,032)	4,309	(10,755)
Income tax benefit	(432)	(187)	(6,337)

Net income (loss)	(3,600)	4,496	(4,418)
Other comprehensive income (loss) — foreign currency translation adjustment	(209)	27	668

Comprehensive income (loss)	$(3,809)	$4,523	$(3,750)

Basic Net Income (Loss) per share	$(0.26)	$0.33	$(0.31)

Diluted Net Income (Loss) per share	$(0.26)	$0.33	$(0.31)

Weighted average shares outstanding	13,612,829	13,612,829	14,263,164

See notes to consolidated financial statements.

VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
Years Ended January 1, 2002, December 31, 2002 and December 30, 2003

					Accumulated
			Additional		Other		Loans to
	Common	Common	Paid-in	Accumulated	Comprehensive	Treasury	Related
	Shares	Stock	Capital	Deficit	Income (Loss)	Stock	Parties	Total

	(In thousands, except share data)
BALANCE, JANUARY 2, 2001	21,531,152	$215	$66,539	(22,462)	(262)	(49,500)	(1,039)	(6,509)
Noncash compensation	—	—	98	—	—	—	—	98
Loans to related parties	—	—	—	—	—	—	(40)	(40)
Foreign currency translation	—	—	—	—	(209)	—	—	(209)
Net loss	—	—	—	(3,600)	—	—	—	(3,600)

BALANCE, JANUARY 1, 2002	21,531,152	215	66,637	(26,062)	(471)	(49,500)	(1,079)	(10,260)
Noncash compensation	—	—	565	—	—	—	—	565
Loans to related parties	—	—	—	—	—	—	(96)	(96)
Foreign currency translation	—	—	—	—	27	—	—	27
Net income	—	—	—	4,496	—	—	—	4,496

BALANCE, DECEMBER 31, 2002	21,531,152	215	67,202	(21,566)	(444)	(49,500)	(1,175)	(5,268)
Proceeds from IDS issuance, net	18,463,993	185	151,332	—	—	—	1,241	152,758
Repurchase of stock	—	—	—	—	—	(71,440)	—	(71,440)
Noncash compensation	—	—	64	—	—	—	—	64
Loans to related parties	—	—	—	—	—	—	(66)	(66)
Foreign currency translation	—	—	—	—	668	—	—	668
Dividends declared	—	—	—	(1,982)	—	—	—	(1,982)
Net loss	—	—	—	(4,418)	—	—	—	(4,418)

BALANCE, DECEMBER 30, 2003	39,995,145	$400	$218,598	$(27,966)	$224	$(120,940)	$—	$70,316

See notes to consolidated financial statements.

VOLUME SERVICES AMERICA HOLDINGS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended January 1, 2002, December 31, 2002 and December 30, 2003

	Years Ended

	January 1,	December 31,	December 30,
	2002	2002	2003

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,600)	$4,496	$(4,418)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24,492	26,185	27,119
Amortization of deferred financing costs	1,431	1,431	6,906
Contract related losses	4,762	699	831
Noncash compensation	98	565	64
Deferred tax change	(911)	—	(6,178)
(Gain) loss on disposition of assets	(37)	70	(69)
Other	(209)	27	668
Changes in assets and liabilities:
Decrease (increase) in assets:
Accounts receivable	767	1,898	(1,080)
Merchandise inventories	(1,697)	(461)	(1,183)
Prepaid expenses	55	115	(970)
Other assets	(1,612)	(1,920)	1,525
Increase (decrease) in liabilities:
Accounts payable	593	(1,147)	1,974
Accrued salaries and vacations	(161)	137	2,614
Liability for insurance	(358)	2,670	2,340
Accrued commissions and royalties	(431)	1,726	426
Other liabilities	1,557	2,082	(3,410)

Net cash provided by operating activities	24,739	38,573	27,159

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,052)	(9,901)	(7,904)
Proceeds from sale of property and equipment	139	2,515	585
Purchase of contract rights	(21,367)	(37,660)	(16,029)

Net cash used in investing activities	(29,280)	(45,046)	(23,348)

VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

Years Ended January 1, 2002, December 31, 2002 and December 30, 2003

	Years Ended

	January 1,	December 31,	December 30,
	2002	2002	2003

	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) — revolving loans	$6,750	$2,250	$(11,000)
Principal payments on long-term debt	(1,150)	(1,150)	(110,400)
Proceeds from issuance of long-term debt	—	—	65,000
Proceeds from issuance of stock, net	—	—	151,517
Proceeds from issuance of subordinated notes	—	—	105,245
Payment of existing subordinated notes	—	—	(87,750)
Repurchase of stock	—	—	(71,440)
Proceeds from loans to related parties	—	—	1,241
Payments of debt issuance costs	—	—	(12,837)
Restricted cash	—	—	(22,048)
Principal payments on capital lease obligations	(149)	(267)	—
Increase (decrease) in bank overdrafts	(454)	968	1,282
Loans to related parties	(40)	(96)	(66)

Net cash provided by financing activities	4,957	1,705	8,744

INCREASE (DECREASE) IN CASH	416	(4,768)	12,555
CASH AND CASH EQUIVALENTS:
Beginning of year	14,726	15,142	10,374

End of year	$15,142	$10,374	$22,929

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$22,155	$18,493	$35,029

Income taxes paid	$696	$188	$125

SUPPLEMENTAL NON CASH FLOW FINANCING ACTIVITY:
Dividends declared	$—	$—	$1,982

See notes to consolidated financial statements.

VOLUME SERVICES AMERICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended January 1, 2002, December 31, 2002 and December 30, 2003

1.	General

      Volume Services America Holdings, Inc. (“VSAH” and together with its subsidiaries, the “Company”) is a holding company, the principal assets of which are the capital stock of its subsidiary, Volume Services America, Inc. (“Volume Services America”). Volume Services America is also a holding company, the principal assets of which are the capital stock of its subsidiaries, Volume Services, Inc. (“Volume Services”) and Service America Corporation (“Service America”).

      On February 11, 2003, the Company announced that it changed the trade name for its operating businesses from Volume Services America to Centerplate.

      On December 1, 2003, the Board of Directors authorized and the Company effected on December 2, 2003 a 40,920 (rounded to the nearest share) for 1 split of the common stock. Share and per share amounts for all years presented give effect to this stock split.

      On December 4, 2003, VSAH’s registration statement on Form S-1 in respect of a proposed initial public offering (“IPO”) of Income Deposit Securities (“IDSs”) was declared effective by the Security and Exchange Commission. Each IDS represents one share of common stock and a 13.5% subordinated note with a $5.70 principal amount and the proceeds were allocated to the underlying stock or subordinated notes based upon the relative fair values of each. Trading of the IDSs began on the American Stock Exchange on December 5, 2003 and on the Toronto Stock Exchange on December 8, 2003. On December 10, 2003, the IPO transaction closed and the Company simultaneously entered into a new senior credit facility (see 2003 Credit Agreement, Note 4). From the IPO transaction, the Company raised approximately $251,800,000 on December 10, 2003 and an additional $25,200,000 on December 16, 2003 in connection with the underwriters over-allotment option. With the proceeds from the IPO and the new senior credit facility, the Company repaid its existing senior credit facility, repaid $87,750,000 of its $100,000,000 11.25% senior subordinated notes due 2009, repurchased common stock held by existing equity investors, established certain restricted cash and other cash accounts and paid related fees and expenses.

      The Company is in the business of providing specified concession services, including catering and novelty merchandise items at stadiums, sports arenas, convention centers and other entertainment facilities at various locations in the United States and Canada. At December 30, 2003, the Company had 129 contracts to provide these services which were generally obtained through competitive bids. In most instances, the Company has the right to provide these services in a particular location for a period of several years, with the duration of time often a function of the required investment in facilities or other financial considerations. The contracts vary in length generally from 1 to 20 years. Certain of the contracts contain renewal clauses.

2.	Summary of Significant Accounting Policies

      Principles of Consolidation — The consolidated financial statements include the accounts of VSAH, and its wholly owned subsidiary, Volume Services America, and its wholly owned subsidiaries, Volume Services and Service America. All significant intercompany transactions have been eliminated.

      Fiscal Year — The Company has adopted a 52-53 week period ending on the Tuesday closest to December 31 as its fiscal year end. The 2001, 2002 and 2003 fiscal years consisted of 52 weeks.

      Cash and Cash Equivalents — The Company considers temporary cash investments purchased with an original maturity of three months or less to be cash equivalents.

      Restricted Cash — Restricted cash consists of approximately $13,600,000 recorded in current assets set aside to retire $12,250,000 in senior subordinated notes during 2004 plus accrued interest (See Note 4). In addition, approximately $8,400,000 is recorded in other assets representing five months of interest on the Company’s subordinated notes, plus $2,500,000. In addition, beginning in December 2004 the Company must

VOLUME SERVICES AMERICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restrict $60,000 per month for the life of the 2003 credit agreement. Such funds are restricted from the Company’s use until term loans have been repaid.

      Revenue Recognition — The Company typically enters into one of three types of contracts: 1) profit and loss contracts, 2) profit sharing contracts, and 3) management fee contracts. Under profit and loss and profit-sharing contracts, revenue from food and beverage concessions and catering contract food services is recognized as net sales when the services are provided. Management fee contracts provide the Company with a fixed fee or a fixed fee plus an incentive fee and the Company bears no profit or loss risk. Fees received for management fee contracts are included in net sales when earned.

      Merchandise Inventories — Merchandise inventories consist of food, beverage, team and other merchandise. Inventory is valued at the lower of cost or market, determined on the first-in, first-out basis. Merchandise inventory is net of reserve of $227,000 and $151,000, respectively, as of December 31, 2002 and December 30, 2003.

      Depreciation — Property and equipment is stated at cost and is depreciated on the straight-line method over the lesser of the estimated useful life of the asset or the term of the contract at the site where such property and equipment is located. Following are the estimated useful lives of the property and equipment:

•	Leasehold improvements — 10 years — limited by the lease term or contract term, if applicable

•	Merchandising equipment — 5 to 10 years — limited by the contract term, if applicable

•	Vehicles and other equipment — 2 to 10 years — limited by the contract term, if applicable

      Contract Rights — Contract rights, net of accumulated amortization, consist primarily of certain direct incremental costs incurred by the Company in obtaining or renewing contracts with clients and the adjustment to fair value of contract rights acquired in the acquisitions of Volume Services in 1995 and Service America in 1998. These costs are amortized over the contract life of each such contract, including optional renewal periods where the option to renew rests solely with the Company and they intend to exercise that option. Accumulated amortization was approximately $34,396,000 at December 31, 2002 and $47,838,000 at December 30, 2003. Amortization expense for fiscal 2004 through 2008 is estimated to be approximately $14,334,000, $13,870,000, $12,221,000, $11,224,000, and $6,679,000, respectively.

      Cost in Excess of Net Assets Acquired and Trademarks — During fiscal 2003, the Company incurred approximately $225,000 of costs associated with the change of its trade name to Centerplate. Such costs were included in Trademarks and are subject to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”.

      As of January 2, 2002, the Company adopted SFAS No. 142. With the adoption of SFAS No. 142, cost in excess of net assets acquired (goodwill) and trademarks were no longer subject to amortization, rather they are subject to at least an annual assessment for impairment by applying a fair value based test. The Company completed the impairment tests required by SFAS No. 142 including the annual impairment test on July 2, 2002 and April 1, 2003, which did not result in an impairment charge. Accumulated amortization for goodwill and trademarks were approximately $6,748,000 and $3,551,000, respectively at December 31, 2002 and December 30, 2003. Goodwill and trademark amortization (pre-tax) was approximately $2,458,000 in fiscal

VOLUME SERVICES AMERICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2001. Had SFAS No. 142 been in effect for the fiscal year ended January 1, 2002, the adjusted net income (loss) would have been as follows:

	Fiscal Year Ended

	January 1,	December 31,	December 30,
	2002	2002	2003

	(In thousands, except per share data)
Reported net income (loss)	$(3,600)	$4,496	$(4,418)
Goodwill amortization	1,771	—	—
Trademark amortization	687	—	—

Adjusted net income (loss)	$(1,142)	$4,496	$(4,418)

Basic net loss per share:
Reported net income (loss)	$(0.26)	$0.33	$(0.31)
Goodwill amortization	0.13	—	—
Trademark amortization	0.05	—	—

Adjusted net income (loss)	$(0.08)	$0.33	$(0.31)

Diluted net loss per share:
Reported net income (loss)	$(0.26)	$0.33	$(0.31)
Goodwill amortization	0.13	—	—
Trademark amortization	0.05	—	—

Adjusted net income (loss)	$(0.08)	$0.33	$(0.31)

      Deferred Financing Costs — Deferred financing costs are being amortized as interest expense over the life of the respective debt using the effective interest method. Accumulated amortization was $5,923,000 at December 31, 2002. As a result of the Company’s new credit facility and the repurchase of the Company’s existing subordinated notes, at December 30, 2003 all existing deferred financing costs had been written-off except for approximately $301,000 (net of accumulated amortization of approximately $462,000) associated with the untendered subordinated notes (see Note 4). The Company incurred approximately $12,837,000 in deferred financing cost associated with the IDSs issuance and new credit facility in fiscal 2003. At December 30, 2003, accumulated amortization of the deferred financing costs on the IDSs was approximately $121,000.

      Impairment of Long-Lived Assets and Contract Losses — In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews long-lived assets and contract assets for impairment whenever events or changes in circumstances indicate that the book value of the asset group may not be recoverable. Accordingly, the Company estimates the future undiscounted cash flows expected to result from the use of the asset group and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset group, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets, such as property, and certain identifiable intangibles, is based on the estimated fair value of the asset determined by future discounted net cash flows.

      Derivative Financial Instruments — The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of the Financial Accounting Standards Board (“FASB”) Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 133 requires that an entity

VOLUME SERVICES AMERICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognize all derivatives as either assets or liabilities measured at fair value. In addition, all derivatives used in hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133.

      The Company is exposed to fluctuations in the fair value of certain liabilities. The Company does not hold or issue any derivative financial instruments for trading purposes and is not a party to leveraged instruments. The credit risks associated with the Company’s derivative financial instruments are controlled through the evaluation and monitoring of the creditworthiness of the counterparties. Although the Company may be exposed to losses in the event of nonperformance by the counterparties, the Company does not expect such losses, if any, to be significant.

      Insurance — At the beginning of fiscal 2002, the Company adopted a high deductible insurance program for general liability, auto liability, and workers’compensation risk. Since fiscal 1999, the Company had been a premium-based insurance program for general liability, automobile liability and workers’ compensation risk. Prior to fiscal 1999, the Company was primarily self-insured for general liability, automobile liability and workers’ compensation risks, supplemented by stop-loss type insurance policies. Management determines the estimate of the reserve for the deductible and self-insurance considering a number of factors, including historical experience and actuarial assessment of the liabilities for reported claims and claims incurred but not reported. The self-insurance liabilities for estimated incurred losses were discounted (using rates between 1.32 percent and 3.83 percent at December 31, 2002 and 1.46 percent and 4.29 percent at December 30, 2003), to their present value based on expected loss payment patterns determined by experience. The total discounted self-insurance liabilities recorded by the Company at December 31, 2002 and December 30, 2003 were $4,654,000 and $7,734,000, respectively. The related undiscounted amounts were $4,955,000 and $8,232,000, respectively.

      The employee health self-insurance liability is based on claims filed and estimates for claims incurred but not reported. The total liability recorded by the Company at December 31, 2002 and December 30, 2003 was $1,222,000 and $1,319,000, respectively.

      Cash Overdrafts — The Company has included in accounts payable on the accompanying consolidated balance sheets cash overdrafts totaling approximately $7,582,000 and $8,864,000 at December 31, 2002 and December 30, 2003, respectively.

      Dividends — The Company’s board of directors approved a dividend of $0.088 per share of common stock payable in January 2004. The total liability recorded as of December 30, 2003 was approximately $1,982,000.

      Foreign Currency — The balance sheet and results of operations of the Company’s Canadian subsidiary (a subsidiary of Service America) are measured using the local currency as the functional currency. Assets and liabilities have been translated into United States dollars at the rates of exchange at the balance sheet date. Revenues and expenses are translated into United States dollars at the average rate during the period. The exchange gains and losses arising on transactions are charged to income as incurred. Translation gains and losses arising from the use of differing exchange rates from year to year are included in accumulated other comprehensive income (loss).

      Transaction Related Expenses — Transaction related expenses in fiscal year 2002 consist primarily of expenses incurred in connection with the structuring and evaluation of financing and recapitalization strategies. Transaction related expenses in fiscal 2003 include certain expenses related to executive compensation associated with the IPO (see Note 4).

      Interest — Interest expense for fiscal 2003 includes a non-cash charge of approximately $5.3 million for the early extinguishment of debt resulting from the refinancing of the Company’s credit agreement and $7.2 million in expenses related to the repurchase of our existing high yield notes.

VOLUME SERVICES AMERICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Income Taxes — The provision for income taxes includes federal, state and foreign taxes currently payable, and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance is established for deferred tax assets when it is more likely than not that the benefits of such assets will not be realized.

      Segment Reporting — The combined operations of the Company, consisting of contracts to provide concession services, including catering and novelty merchandise items at stadiums, sports arenas, convention centers and other entertainment facilities, comprise one reportable segment.

      Reclassifications — Certain amounts in 2001 and 2002 have been reclassified, where applicable, to conform to the financial statement presentation used in 2003.

      Noncash Compensation — The Company has elected to follow the accounting provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees for Stock-Based Compensation. The Company has accounted for existing stock-based compensation relating to the non-recourse loans using the fair value method and applied the disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” (see new Accounting Standards). As of December 30, 2003, all non-recourse loans have been repaid.

New Accounting Standards

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations. The provisions of SFAS No. 143 require that asset retirement obligations that are identifiable upon acquisition and construction, and during the operating life of a long-lived asset, be recorded as a liability using the present value of the estimated cash flows. A corresponding amount would be capitalized as part of the asset’s carrying amount and amortized to expense over the asset’s useful life. The Company adopted the provisions of SFAS No. 143 effective January 1, 2003. The adoption of this statement has not had and is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employees Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring) and is effective for exit or disposal activities after December 31, 2002. The implementation of this statement did not have a material effect on the Company’s financial position or results of operations.

      On November 25, 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation expands on the accounting guidance of SFAS No. 5, Accounting for Contingencies, SFAS No 57, Related Party Disclosures, and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The Interpretation also incorporates, without change, the provisions of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which it supersedes. The Interpretation does identify several situations where the recognition of a liability at inception for a guarantor’s obligation is not required. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The disclosures are effective for financial statements of interim or annual periods ending after December 15, 2002. The disclosure requirements, initial recognition and initial

VOLUME SERVICES AMERICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

measurement provisions are currently effective and did not have a material effect on the Company’s financial position or results of operations.

      On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 148’s amendment of the transition and annual disclosure requirements of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The implementation of this standard did not have a material effect on the Company’s financial position or results of operations.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements (“FIN 46”). This Interpretation applies immediately to variable interest entities created after January 31, 2003. In October 2003, certain provisions of FIN 46 were amended. FIN 46, as amended, applies to the first fiscal year or interim period ending after December 15, 2003, to those variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This Interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. Certain provisions of FIN 46 were deferred until the period ending after March 15, 2004. The implementation of FIN 46 for provisions effective during 2003 did not have a material impact on the Company’s financial position or results of operations.

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments including certain derivatives embedded in other contracts. This statement is effective for contracts entered into or modified after June 30, 2003. The implementation of this statement did not have a material effect on the Company’s financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. In October 2003, the FASB deferred the implementation of certain provisions of this standard indefinitely. The implementation of this standard did not have a material effect on the Company’s financial position or results of operations.

3.	Significant Risks and Uncertainties

      Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s most significant financial statement estimates include the estimate of the recover-

VOLUME SERVICES AMERICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ability of contract rights and related assets, potential litigation claims and settlements, the liability for self-insured claims, the valuation allowance for deferred tax assets and the allowance for doubtful accounts. Actual results could differ from those estimates.

      Certain Risk Concentrations — Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash equivalents, short-term investments and accounts receivable. The Company places its cash equivalents and short-term investments with high-credit qualified financial institutions and, by practice, limits the amount of credit exposure to any one financial institution.

      Concentrations of credit risk with respect to accounts receivable are limited due to many customers comprising the Company’s customer base and their dispersion across different geographic areas. For the fiscal years ended January 1, 2002, December 31, 2002 and December 30, 2003, the Company had one contract that accounted for approximately 10.0 percent, 8.6 percent, and 10.2 percent of net sales, respectively.

      The Company is in the process of renegotiating one of its major contracts. While the Company believes the new terms proposed for the agreement are favorable to the Company, the new agreement would result in a return to the Company of a substantial capital investment initially made to obtain the contract. The Company would need to reinvest the amount of the capital investment returned in other, new contracts. While the Company believes it will be able to reinvest these amounts successfully, if the Company were unable to do so reasonably promptly, it could have a material adverse impact on our financial results.

      The Company’s revenues and earnings are dependent on various factors such as attendance levels and the number of games played by the professional sports teams which are tenants at facilities serviced by the Company, which can be favorably impacted if the teams qualify for post-season play, or adversely affected if there are stoppages such as strikes by players of the teams.

4.	Debt

      Long-term debt consists of the following:

	2002	2003

	(In thousands)
Term B borrowings — 1998 Credit Agreement	$110,400	$—
Revolving loans — 1998 Credit Agreement	15,000	—
VSA subordinated notes — Issued in 1999	100,000	12,250
Term Loans — 2003 Credit Agreement	—	65,000
Revolving loans — 2003 Credit Agreement	—	4,000
VSAH subordinated notes — Issued in 2003	—	105,245

	225,400	186,495
Less — current portion of long-term debt	(1,150)	(16,250)

Total long-term debt	$224,250	$170,245

      1998 Credit Agreement — On December 3, 1998, Volume Services America (the “Borrower”) entered into a credit agreement, which provided for $160,000,000 in term loans, consisting of $40,000,000 of Tranche A term loans (“Term Loan A”) and $120,000,000 of Tranche B term loans (“Term Loan B” and together with Term Loan A, the “Term Loans”) and a $75,000,000 revolving credit facility (the “Revolving Credit Facility”). At December 31, 2002, $15,000,000 in Revolving Loans were outstanding under the Revolving Credit Facility, and approximately $16,277,000 of letters of credit were outstanding but undrawn. Borrowings under the Term Loans were used to repay in full all outstanding indebtedness of Volume Services and Service America under their then existing credit facilities and to pay fees and expenses incurred in connection with the acquisition of Service America and the credit agreement. Borrowings under the credit

VOLUME SERVICES AMERICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facility were secured by substantially all the assets of VSAH and the majority of its subsidiaries, including Volume Services and Service America. On March 4, 1999, the $40,000,000 of Term A borrowings and $5,000,000 of Term B borrowings were repaid with the proceeds from the Senior Subordinated Notes Issued in 1999 discussed below. During fiscal 2003, loans outstanding under the 1998 Credit Agreement were repaid with the proceeds from the IPO and the new credit agreement.

      Senior Subordinated Notes Issued in 1999 — On March 4, 1999, Volume Services America completed a private placement of 11.25% Senior Subordinated Notes in the aggregate principal amount of $100 million. On September 30, 1999, the Company exchanged the Senior Subordinated Notes for notes which were registered under the Securities Act of 1933. The notes were to mature on March 1, 2009 and interest was payable on March 1 and September 1 of each year, beginning on September 1, 1999. Such notes were unsecured, were subordinated to all the existing debt and any future debt of Volume Services America, ranked equally with all of the other Senior Subordinated debt of Volume Services America, and senior to all of Volume Services America’s existing and subordinated debt. Furthermore, the debt was guaranteed by VSAH and all of the subsidiaries of Volume Services America, except for certain non-wholly owned U.S. subsidiaries and one non-U.S. subsidiary. As of December 30, 2003, $87,750,000 of the senior subordinated notes were repaid with the proceeds of the IPO and the credit agreement with the remaining $12,250,000 balance repaid on March 1, 2004 at a price equal to 105.625% of the principal amount plus accrued interest. As of December 30, 2003, approximately $13.6 million in proceeds from the IPO were set aside to pay such redemption price plus accrued interest. Such amount was recorded in current assets as restricted cash.

      The proceeds of the notes were used to (i) repay $40,000,000 of Term A Borrowings and $5,000,000 of Term B Borrowings, (ii) fund the repurchase by VSAH of 7,918,323 shares of VSAH’s common stock for $49,500,000 and the repayment by VSAH of a $500,000 note in favor of GE Capital and (iii) pay fees and expenses incurred in connection with the notes and the consent from lenders to an amendment to the Credit Agreement.

      2003 Credit Agreement — On December 10, 2003, Volume Services America (the “Borrower”) entered into a senior secured credit agreement which provided for $65,000,000 in fixed rate term loans and a $50,000,000 revolving credit facility (“the Revolving Credit Facility”). The term loans bear interest at a fixed rate of 7.24% and mature on June 10, 2008. The Revolving Credit Facility allows the Company to borrow up to $50,000,000 and includes a sub-limit of $35,000,000 for letters of credit which reduce availability under the Revolving Credit Facility and a sub-limit of $5,000,000 for Swingline Loans. Under the Swingline sub-limit, advances will be provided for up to five business days and with respect to any loans not repaid prior to the fifth business day, they will automatically convert to a Revolver loan. Revolving Loans must be repaid at the Revolving Credit Facility maturity date and are subject to an annual clean-up period. During the annual clean-up period the revolving credit exposure is reduced to zero during at least one consecutive thirty day period beginning during fiscal 2004. The credit agreement provides that any letter of credit amounts outstanding as of the commencement of the annual clean-up period are permitted to remain outstanding during the annual clean-up period. The Revolving Credit Facility will mature on December 10, 2006. At December 30, 2003, $4,000,000 in Revolving Loans were outstanding under the Revolving Credit Facility, and approximately $20,250,000 of letters of credit were outstanding but undrawn. Borrowings under the Revolving Credit Facility bear interest at floating rates based upon the interest rate option elected by the Company subject to adjustment based on the Company’s leverage ratio. The weighted average interest rate at December 30, 2003 was 5.29% for the Revolving Credit Facility.

      The credit agreement calls for mandatory prepayment of the loans under certain circumstances and optional prepayment without penalty. There are further provisions that limit the ability of the Company to make interest payment on the Subordinated Notes Issued in 2003 and dividend payments if it is not in compliance with certain financial covenants, including a maximum total leverage ratio, a maximum senior

VOLUME SERVICES AMERICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

leverage ratio and an interest coverage ratio. At December 30, 2003, the Company was in compliance with all covenants. The credit agreement also contains provisions that limit the Company’s capital expenditures.

      Subordinated Notes Issued in 2003 — During December 2003, as part of the IPO, Volume Services America Holdings, Inc. issued $105,245,000 in 13.50% Subordinated Notes. The notes mature on December 10, 2013 and are subject to extension by two successive five year terms at the Company’s option provided that certain financial conditions are met. Interest on the notes is payable on the twentieth day of each month. Such notes are unsecured, are subordinated to all the existing and any future senior indebtedness of the Company, and rank equally with all existing and future indebtedness of the Company. Furthermore, the debt is guaranteed by all of the subsidiaries of Volume Services America Holdings, Inc., except for certain non-wholly owned U.S. subsidiaries and one non-U.S. subsidiary.

      Use of Proceeds — The proceeds of the term loans and notes issued in 2003 were combined with proceeds from the IPO and were used to (i) repay $116,828,000 outstanding under the 1998 Credit Agreement, (ii) repay $87,750,000 of Senior Subordinated Notes issued in 1999, (iii) establish cash reserves of $22,048,000 for the benefit of the new lenders and to repurchase the remaining Senior Subordinated Notes issued in 1999, (iv) repurchase common stock from the investors in the amount of $71,440,000 and (v) pay fees and expenses incurred in connection with the initial public offering, the 2003 Credit Agreement and the notes issued in 2003.

      Aggregate annual maturities of long-term debt at December 30, 2003 are as follows (in thousands):

2004	$16,250
2005	—
2006	—
2007	—
2008	65,000
Thereafter	105,245

Total	$186,495

5.	Income Taxes

	2002	2003

	(In thousands)
Deferred tax liabilities:
Intangibles (goodwill, contract rights and trademarks)	$(5,853)	$(5,298)
Differences between book and tax basis of property	(858)	(1,569)
Other	(1,115)	(875)

	(7,826)	(7,742)

VOLUME SERVICES AMERICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2002	2003

	(In thousands)
Deferred tax assets:
Bad debt reserves	158	108
Inventory reserves	91	60
Other reserves and accrued liabilities	4,441	3,963
General business and AMT credit carryforwards	3,020	5,167
Accrued compensation and vacation	1,205	2,314
Net operating loss carryforward	586	3,041

	9,501	14,653
Valuation allowance	(942)	—

	8,559	14,653
Net deferred tax asset	$733	$6,911

Net deferred tax asset is recognized as follows in the accompanying 2002 and 2003 consolidated balance sheets:
Current deferred tax asset	$2,764	$4,121
Noncurrent deferred tax asset (liability)	(2,031)	2,790

Net deferred tax asset	$733	$6,911

      At December 30, 2003, the Company has approximately $19,723,000 of federal net operating loss carryforwards, $13,000,000 of which are from the acquisition of Service America and will reduce goodwill when utilized. These carryforwards expire in various periods between 2004 and 2023. The Company’s future ability to utilize its net operating loss carryforward is limited to some extent by Section 382 of the Internal Revenue Code of 1986, as amended. At December 30, 2003, the Company has approximately $6,848,000 of federal tax credit carryforwards, $1,712,000 which are from the acquisition of Service America and will reduce goodwill when utilized. These carryforwards expire in various periods between 2004 and 2023. In addition, the Company has approximately $663,000 of Canadian net operating loss carryforwards. These carryforwards expire in various periods ending between 2003 and 2010.

      At December 30, 2003, the Company did not have a valuation allowance related to the deferred tax assets associated with certain net operating loss and credit carryforwards. Management believes that, based on a number of factors, the available objective evidence creates sufficient certainty regarding the realizability of these net operating losses and credit carryovers. Management eliminated the valuation allowance in fiscal 2003 since they believe that it is more likely than not that all of the net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable, however, could be reduced in the near term based on changing conditions.

      The components of the benefit for income taxes on income (loss) are as follows:

	Fiscal Year Ended

	January 1,	December 31,	December 30,
	2002	2002	2003

	(In thousands)
Current provision (benefit)	$478	$(187)	$(159)
Deferred benefit	(910)	—	(6,178)

Total benefit for income taxes	$(432)	$(187)	$(6,337)

VOLUME SERVICES AMERICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of the provision for income taxes on continuing operations to the federal statutory rate follows:

	Fiscal Year Ended

	January 1,	December 31,	December 31,
	2002	2002	2003

Statutory rate	(34)%	34%	(34)%
Differences:
State income taxes	11	2	(4)
Nondeductible expenses (meals and entertainment)	2	2	1
Adjustment to valuation allowance	56	(31)	(9)
Goodwill	13	—	—
Federal tax credits	(56)	(5)	(13)
Reserve for tax audit	—	(9)	—
Nondeductible compensation	1	4	—
Other	(4)	(1)	—

Total benefit for income taxes	(11)%	(4)%	(59)%

      The Company has accounted for its issuance of IDS units in December 2003 as representing shares of common stock and the 2003 Subordinated Notes (see Note 4), by allocating the proceeds for each IDS unit to the underlying stock or Subordinated Note based upon the relative fair values of each. Accordingly, the portion of the aggregate IDSs outstanding that represents Subordinated Notes has been accounted for by the Company as long-term debt bearing a stated interest rate of 13.5% maturing on December 10, 2013. During the year ended December 30, 2003, the Company has deducted interest expense of approximately $829,000 on the Subordinated Notes from taxable income for U.S. federal and state income tax purposes. There can be no assurances that the Internal Revenue Service or the courts will not seek to challenge the treatment of these notes as debt or the amount of interest expense deducted, although to date the Company has not been notified that the notes should be treated as equity rather than debt for U.S. federal and state income tax purposes. If the notes were reclassified as equity the cumulative interest expense associated with the notes of approximately $829,000 would not be deductible from taxable income. The additional tax due to the federal and state authorities would be zero based on the Company’s estimate that it will generate a tax loss for the year ended December 30, 2003. The Company has not recorded a liability for the potential disallowance of this deduction.

6.	Equity Transactions

      Loans to Related Parties — Loans to VSI Management Direct L.P. and another partnership which holds a direct and an indirect ownership interest, respectively, in the Company were outstanding at December 31, 2002. The loans were used to fund the repurchase of partnership interests from former members of management of the Company. Accordingly, these amounts were included as a reduction to stockholders’ equity at December 31, 2002. In December 2003, these loans were repaid.

      Noncash Compensation — During fiscal 2000, certain management employees purchased units in the two partnerships described above. These purchases were financed with nonrecourse loans. The terms of the purchase agreements are such that the issuance of these units is a variable plan, which requires the Company to revalue the units at each measurement date for changes in the fair value of the units. The related compensation expense is recorded in selling, general, and administrative expenses in the statement of operations and comprehensive income (loss) for fiscal years 2001, 2002 and 2003. As of December 30, 2003, all non-recourse loans have been repaid.

VOLUME SERVICES AMERICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Fair Value of Financial Instruments

      The estimated fair value of financial instruments and related underlying assumptions are as follows:

      Long-Term Debt — The Company estimates that the carrying value at December 31, 2002 approximates the fair value of the 1998 Term Loans and 1998 Revolving Credit Facility based upon the variable rate of interest and frequent repricing. The Company estimates the fair value of the 1999 Senior Subordinated Notes to be approximately $95,000,000 (book value $100,000,000) and $12,900,000 (book value $12,250,000) at December 31, 2002 and December 30, 2003, respectively, based on third-party quotations for the same or similar issues. In December 2003, in connection with the IPO and the refinancing of the 1998 Credit Agreement (see Note 4), the Company issued new subordinated notes in the amount of $105,245,000 bearing a fixed interest rate of 13.5% and new term loans in the amount of $65,000,000 bearing a fixed interest rate of 7.24%. The Company believes that the market value approximates the carrying cost at December 30, 2003 due to the nearness of the date of issue to the Company’s fiscal year end. The table presents principal cash flows and related average rates as of December 30, 2003:

								Fair Value
	2004	2005	2006	2007	2008	Thereafter	Total	12/30/03

	(In millions)
Variable rate debt	$4.0	—	—	—	—	—	$4.0	$4.0
Average interest rate	5.29%
Fixed rate debt:
Represented by IDSs	—	—	—	—	—	$105.2	$105.2	$105.2
Average interest rate						13.50%
Term loans	—	—	—	—	$65.0	—	$65.0	$65.0
Average interest rate					7.24%
Remaining 1999 notes	$12.3	—	—	—	—	—	$12.3	$12.9
Average interest rate	11.25%

      Current Assets and Current Liabilities — The Company estimates the carrying value of current assets and liabilities to approximate their fair value based upon the nature of the financial instruments and their relatively short duration.

8.	Commitments and Contingencies

      Leases and Client Contracts — The Company operates primarily at its clients’ premises pursuant to written contracts. The length of a contract generally ranges from 1 to 20 years. Certain of these client contracts provide for payment by the Company to the client for both fixed and variable commissions and royalties. Aggregate commission and royalty expense under these agreements was $183,324,000, $192,499,000 and $208,637,000 for fiscal years 2001, 2002, and 2003, respectively. Minimum guaranteed commission and royalty expense was approximately $7,016,000, $7,625,000 and $7,818,000 for fiscal years 2001, 2002, and 2003, respectively.

      The Company leases a number of real properties and other equipment under varying lease terms which are noncancelable. In addition, the Company has numerous month-to-month leases. Rent expense was approximately $961,000, $1,112,000 and $1,151,000 in fiscal 2001, fiscal 2002, and fiscal 2003, respectively.

VOLUME SERVICES AMERICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum commitments for all operating leases and minimum commissions and royalties due under client contracts are as follows:

		Commissions
	Operating	and
Year	Leases	Royalties

	(In thousands)
2004	$526	$8,266
2005	435	7,995
2006	260	5,869
2007	66	3,269
2008	12	3,113
Thereafter	—	9,864

Total	$1,299	$38,376

      Employment Contracts — The Company has employment agreements and arrangements with its executive officers and certain management personnel. The agreements generally continue until terminated by the executive or the Company, and provide for severance payments under certain circumstances. The agreements include a covenant against competition with the Company, which extends for a period of time after termination for any reason. As of December 30, 2003, if all of the employees under contract were to be terminated by the Company without good cause (as defined) under these contracts, the Company’s liability would be approximately $5.1 million.

      Commitments — Pursuant to its contracts with various clients, the Company is committed to spend approximately $12.4 million during 2004 and $1.7 million during 2005 for equipment improvements and location contract rights.

      At December 30, 2003, the Company has $8,927,000 of letters of credit collateralizing the Company’s performance and other bonds, and $9,733,000 in letters of credit collateralizing the self-insurance reserves of the Company, and $1,550,000 in other letters of credit.

      As of December 30, 2003, the Company has long-term insurance liabilities and other long-term liabilities of approximately $4,245,000 and $699,000, respectively, which were estimated to become payable as follows:

	2005	2006	2007	2008	2009	Thereafter	Total

	(In thousands)
Insurance	755	1,575	1,210	252	204	249	4,245
Other	484	116	50	50	—	—	699

Total	$1,239	$1,691	$1,260	$302	$204	$249	$4,944

      Contingencies — On April 20, 2001 one of the Company’s customers filed for Chapter 11 bankruptcy. The Company had approximately $3.2 million of receivables and leasehold improvements recorded at the time of the filings relating to this customer. In fiscal 2001, the Company wrote-off $2.5 million of other assets primarily representing long-term receivables. In 2002, the Company filed a bankruptcy claim in the amount of $3.2 million. In fiscal 2003, the Company received a settlement payment for approximately $0.8 million. Such amount was recorded in selling, general and administrative expenses.

      Litigation — We are from time to time involved in various legal proceedings incidental to the conduct of our business. In May 2003, a purported class action entitled Holden v. Volume Services America, Inc. et al. was filed against us in the Superior Court of California for the County of Orange by a former employee at one of the California stadiums we serve alleging violations of local overtime wage, rest and meal period and related laws with respect to this employee and others purportedly similarly situated at any and all of the facilities we

VOLUME SERVICES AMERICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

serve in California. We had removed the case to the United States District Court for the Central District of California, but in November 2003 the court remanded the case back to the California Superior Court. The purported class action seeks compensatory, special and punitive damages in unspecified amounts, penalties under the applicable local laws and injunctions against the alleged illegal acts. We are in the process of evaluating this case and, while our review is preliminary, we believe that our business practices are, and were during the period alleged, in compliance with the law. We intend to vigorously defend this case. However, due to the early stage of this case and our evaluation, we cannot predict the outcome of this case and, if an ultimate ruling is made against us, whether such ruling would have a material adverse effect on our financial position or results of operations.

      Laws and regulations concerning the discharge of pollutants into the air and water, the handling and disposal of hazardous materials, the investigation and remediation of property contamination and other aspects of environmental protection are in effect in all locations in which the Company operates. The Company’s current operations do not involve material costs to comply with such laws and regulations, and they have not given rise to, and are not expected to give rise to, material liabilities under these laws and regulations for investigation or remediation of contamination.

      Claims for environmental liabilities arising out of property contamination have been asserted against the Company and the Company’s predecessors from time to time, and in some cases such claims have been associated with businesses, including waste-disposal and waste-management businesses, related to entities we acquired and have been based on conduct that occurred prior to the Company’s acquisition of those entities. Several such claims were resolved during the 1990s in bankruptcy proceedings involving some of the Company’s predecessors. More recently, private corporations asserted a claim under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) against the Company for contribution to address past and future remediation costs at a site in Illinois. The site allegedly was used by, among others, a waste disposal business related to a predecessor for which the Company allegedly is responsible. In addition, the United States Environmental Protection Agency, asserting authority under CERCLA, recently issued a unilateral administrative order concerning the same Illinois site naming approximately 75 entities as respondents, including the plaintiffs in the CERCLA lawsuit against us and the waste disposal business for which the plaintiffs allege the Company is responsible. Management believes that the Company has a valid defense (including discharge in bankruptcy related to certain bankruptcy proceedings filed in the 1990s) to any claimed liability at this site and further believes that the Company’s potential liability, if any, is not likely to be significant. However, because these claims are in their early stages, management cannot predict at this time whether the Company will eventually be held liable at this site or whether such liability will be material. Furthermore, additional environmental liabilities relating to any of the Company’s former operations or any entities the Company has acquired could be identified and give rise to claims against the Company involving significant losses.

      There are also other various claims and pending legal actions against or indirectly involving the Company. It is the opinion of management, after considering a number of factors, including, but not limited to, the current status of the litigation (including any settlement discussions), views of retained counsel, the nature of the litigation, the prior experience of the Company, and the amounts which the Company has accrued for known contingencies, that the ultimate disposition of these matters will not materially affect the financial position or future results of operations of the Company.

9.	Related Party Transactions

      Management Fees — Certain administrative and management functions were provided to the Company by the Blackstone Group and GE Capital through monitoring agreements. The Company paid Blackstone Management Partners II L.P., an affiliate of Blackstone, a fee of $250,000 in fiscal years 2001 and 2002 and $236,000 in fiscal 2003. GE Capital was paid management fees of $167,000 in fiscal years 2001 and 2002 and

VOLUME SERVICES AMERICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$158,000 in fiscal 2003. Such amounts are included in selling, general and administrative expenses. These fees were ceased upon the closing of the IPO.

      Blackstone Group was paid an $875,000 arrangers fee in connection with the IPO. A portion of this amount was capitalized on the Company’s balance sheet as deferred financing costs with the remainder charged to Additional Paid in Capital, based on the relative fair value of each component of the IDSs (See Note 1).

      Leasing Services — GE Capital and its affiliates provide leasing and financing services to the Company. Payments to GE Capital and its affiliates for fiscal years 2001, 2002 and 2003 for such services, net of discounts earned, were approximately $95,000, $75,000 and $47,000, respectively, and are included in selling, general and administrative expenses.

      Annual Bonus Plan — The Company maintains a discretionary annual bonus plan subject to the board of directors’ approval whereby general managers and senior management personnel qualify for bonus payments in the event that the Company has exceeded certain financial performance targets determined on an annual basis.

      Long Term Incentive Compensation — In connection with its IPO, the Company adopted a Long Term Incentive Plan (the “LTIP”) designed to strengthen the mutuality of interests between executives and security holders. Under the LTIP, the Compensation Committee determines who is eligible to participate in the LTIP, the level of participation of each individual in the incentive pool and the conditions that must be satisfied for an individual to vest in their allocated incentive pool amount. LTIP payouts may be in cash or shares of common stock. The Compensation Committee has the power to amend or terminate the LTIP at any time. No awards have been vested, accrued or granted under the LTIP.

10.	Retirement Plan

      The Volume Services America 401(k) defined contribution plan covers substantially all Volume Services America employees. Employees may contribute up to 50 percent of their eligible earnings and the Company will match 25 percent of employee contributions up to the first 6 percent of employee compensation, with an additional discretionary match up to 50 percent as determined by the board of directors. The Company’s contributions to the plan were approximately $397,000 in fiscal 2001, $313,000 in fiscal 2002 and $314,000 in fiscal 2003.

      Multi-Employer Pension Plans — Certain of the Company’s union employees are covered by multi-employer defined benefit pension plans administered by unions. Under the Employee Retirement Income Security Act (“ERISA”), as amended, an employer upon withdrawal from a multi-employer pension plan is required to continue funding its proportionate share of the plan’s unfunded vested benefits. Amounts charged to expense and contributed to the plans were not material for the periods presented.

11.	Contract Related Losses

      During fiscal years 2001 and 2002, several contracts which the Company intends to continue operating were identified as impaired, as the future undiscounted cash flows of each of these contracts was estimated to be insufficient to recover the related carrying value of the property and equipment and contract rights associated with each contract. As such, the carrying values of these contracts were written down to the Company’s estimate of fair value based on the present value of the discounted future cash flows. In fiscal 2001, the Company wrote down approximately $2.3 million of property and equipment and contract rights. In addition, the Company recorded an impairment charge of approximately $2.5 million for the write down of other assets. In fiscal 2002, the Company wrote down approximately $0.7 million in contract rights related to a certain contract. In fiscal 2003, the Company wrote down approximately $0.6 million of contract rights and

VOLUME SERVICES AMERICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other assets for certain contracts that have been terminated and approximately $0.2 million for the write-down of property and equipment for a contract which has been assigned to a third party.

12.	Other Income

      During fiscal 2002, Service America, received approximately $1.4 million from funds previously set aside to satisfy creditors pursuant to a plan of reorganization approved in 1993. Under the plan of reorganization, Service America was required to deposit funds with a disbursing agent for the benefit of its creditors. Any funds which remained unclaimed by its creditors after a period of two years from the date of distribution were forfeited and all interest in those funds reverted back to Service America. Counsel has advised that Service America has no obligation to escheat such funds. These funds were recorded in Other income, net.

13.	Executive Employment Agreements

      Effective April 15, 2002 the Company entered into an Executive Employment Agreement (the “Agreement”) with its Chief Executive Officer, Lawrence E. Honig. The Agreement provides that Mr. Honig would be employed as the Company’s Chief Executive Officer until April 14, 2004, subject to automatic one-year extensions of the term of the Agreement and his employment with the Company, unless earlier terminated. The Agreement may be terminated by either party at any time for any reason, provided that Mr. Honig gives the Company 60 days advance written notice of his resignation. The agreement also may be terminated by the Company for cause or by Mr. Honig for good reason. Mr. Honig’s base salary under the agreement is $450,000, subject to increases at the discretion of the Board of Directors. Mr. Honig is eligible to earn a bonus pursuant to the Company’s annual bonus plan, targeted to be at least 50% of his base salary. Mr. Honig is also entitled to participate in all employee benefits plans maintained by the Company. In the case of termination of his employment by the Company without cause or by Mr. Honig for good reason, Mr. Honig will receive his annual base salary and continued benefits for one year following the date of his termination, plus any accrued but unpaid bonus amounts.

      Under the terms of the agreement, Mr. Honig was to be granted options on 3% of the Company’s common stock pursuant to a long-term equity incentive plan that was to be implemented within 180 days after the date of the Agreement. In the event of certain corporate transactions, such as the IPO, the Company had guaranteed that these options would have a value equal to $1 million. Because the Company did not implement a long-term equity incentive plan and therefore did not grant Mr. Honig these options, the Company amended the Agreement to provide that he would be paid the $1 million guaranteed option value to which he was originally entitled upon the closing of the IPO. Such amount was paid on December 10, 2003 in connection with the closing of the IPO.

VOLUME SERVICES AMERICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Quarterly Results of Operations (Unaudited)

      Quarterly operating results for the years ended December 31, 2002 and December 30, 2003 are as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

	(In thousands)
Year Ended December 31, 2002
Net sales	$87,840	$166,421	$195,100	$127,801	$577,162
Cost of sales	74,799	134,279	156,459	105,392	470,929

Gross profit	13,041	32,142	38,641	22,409	106,233
Selling, general, and administrative	11,633	14,951	16,015	12,658	55,257
Depreciation and amortization	5,593	6,679	6,734	7,179	26,185
Transaction related expenses	—	—	—	597	597
Contract related losses	—	699	—	—	699

Operating income (loss)	(4,185)	9,813	15,892	1,975	23,495
Interest expense, net	5,357	5,175	5,129	5,081	20,742
Other income, net	(1,384)	(34)	(28)	(110)	(1,556)

Income (loss) before income taxes	(8,158)	4,672	10,791	(2,996)	4,309
Income tax provision (benefit)	(1,288)	831	1,008	(738)	(187)

Net income (loss)	$(6,870)	$3,841	$9,783	$(2,258)	$4,496

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

	(In thousands)
Year Ended December 30, 2003
Net sales	$96,900	$172,733	$214,636	$131,788	$616,057
Cost of sales	81,655	140,664	173,378	108,289	503,986

Gross profit	15,245	32,069	41,258	23,499	112,071
Selling, general, and administrative	13,375	14,177	17,719	14,320	59,591
Depreciation and amortization	6,475	6,895	6,956	6,793	27,119
Transaction related expenses	—	—	—	2,577	2,577
Contract related losses	110	537	—	184	831

Operating income (loss)	(4,715)	10,460	16,583	(375)	21,953
Interest expense, net	5,071	5,124	4,833	17,735	32,763
Other income, net	(5)	(14)	(8)	(28)	(55)

Income (loss) before income taxes	(9,781)	5,350	11,758	(18,082)	(10,755)
Income tax provision (benefit)	(3,236)	2,474	1,084	(6,659)	(6,337)

Net income (loss)	$(6,545)	$2,876	$10,674	$(11,423)	$(4,418)

      Certain amounts in the quarter ended July 2, 2002 have been reclassified from the presentation as filed in the Company’s report on Form 10-Q with the Securities & Exchange Commission for that quarterly period to conform to the financial statement presentation used for the year ended December 31, 2002. The reclassification from cost of sales to selling, general and administrative expenses in the second quarter of fiscal 2002 was $417,000.

VOLUME SERVICES AMERICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Non-Guarantor Subsidiaries Financial Statements

      The $105,245,000 in 13.5% Subordinated Notes are jointly and severally guaranteed by each of VSAH’s (the issuer) direct and indirect wholly owned subsidiaries, except for certain non-wholly owned U.S. subsidiaries and one non-U.S. subsidiary. The redeemed $100,000,000 in 11 1/4 Senior Subordinated Notes were jointly guaranteed by VSAH and all of the subsidiaries of Volume Services America (the issuer), except for certain non-wholly owned U.S. subsidiary and one non-U.S. subsidiary. The following table sets forth the condensed consolidating financial statements of VSAH as of and for the periods ended December 30, 2002 and December 31, 2003 (in the case of the balance sheet) and for the years ended January 1, 2002, December 31, 2002 and December 30, 2003 (in the case of the statement of operations and the cash flows):

Consolidating Condensed Statement of Operations and Comprehensive Loss, Year Ended January 1, 2002

		Issuer and
		Combined	Combined
		Guarantor	Non-guarantor
	VSAH	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net sales	$—	$518,714	$24,399	$—	$543,113
Cost of sales	—	424,623	21,973	—	446,596
Selling, general, and administrative	—	46,503	1,605	—	48,108
Depreciation and amortization	—	23,678	814	—	24,492
Transaction related expenses	—	—	—	—	—
Contract related losses	—	4,762	—	—	4,762

Operating income	—	19,148	7	—	19,155
Interest expense	—	23,429	—	—	23,429
Other income, net	—	(213)	(29)	—	(242)

Income (loss) before income taxes	—	(4,068)	36	—	(4,032)
Income tax benefit	—	(432)	—	—	(432)
Loss in earnings of subsidiaries	(3,600)	—	—	3,600	—

Net income (loss)	(3,600)	(3,636)	36	3,600	(3,600)
Other comprehensive loss foreign currency	—	—	(209)	—	(209)

Comprehensive loss	$(3,600)	$(3,636)	$(173)	$3,600	$(3,809)

VOLUME SERVICES AMERICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Statement of Cash Flows, Year Ended January 1, 2002

		Issuer and
		Combined	Combined
		Guarantor	Non-guarantor
	VSAH	Subsidiaries	Subsidiaries	Consolidated

	(In thousands)
Cash flows from operating activities	$—	$24,874	$(135)	$24,739

Cash flows from investing activities:
Purchase of property and equipment	—	(7,785)	(267)	(8,052)
Proceeds from sale of property, plant and equipment	—	139	—	139
Purchase of contract rights	—	(21,367)	—	(21,367)

Net cash used in investing activities	—	(29,013)	(267)	(29,280)

Cash flows from financing activities:
Net borrowings — revolving loans	—	6,750	—	6,750
Principal payments on long-term debt	—	(1,150)	—	(1,150)
Principal payments on capital lease obligations	—	(149)	—	(149)
Decrease in bank overdrafts	—	(454)	—	(454)
Increase in loans to related parties	—	(40)	—	(40)

Net cash provided by financing activities	—	4,957	—	4,957

Increase (decrease) in cash	—	818	(402)	416
Cash and cash equivalents:
Beginning of year	—	14,158	568	14,726

End of year	$—	$14,976	$166	$15,142

VOLUME SERVICES AMERICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Balance Sheet, December 31, 2002

		Issuer and
		Combined	Combined
		Guarantor	Non-guarantor
	VSAH	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$10,150	$224	$—		$10,374
Accounts receivable	—	15,309	1,179	—		16,488
Other current assets	—	24,948	1,147	(7,295)		18,800

Total current assets		50,407	2,550	(7,295)		45,662
Property and equipment	—	52,951	3,108	—		56,059
Contract rights, net	—	101,017	685	—		101,702
Cost in excess of net assets acquired, net	—	46,457	—	—		46,457
Investment in subsidiaries	(5,268)	—	—	5,268
Other assets	—	30,290	22	—		30,312

Total assets	$(5,268)	$281,122	$6,365	$(2,027)		$280,192

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Intercompany liabilities	$—	$	$7,295	$(7,295)	$
Other current liabilities	—	55,047	1,431	—		56,478

Total current liabilities	—	55,047	8,726	(7,295)		56,478
Long-term debt	—	224,250	—	—		224,250
Other liabilities	—	4,732	—	—		4,732

Total liabilities	—	284,029	8,726	(7,295)		285,460

Stockholders’ deficiency:
Common stock	215	215	—	(215)		215
Additional paid-in capital	67,202	67,202	—	(67,202)		67,202
Accumulated deficit	(21,566)	(19,649)	(1,917)	21,566		(21,566)
Treasury stock and other	(51,119)	(50,675)	(444)	51,119		(51,119)

Total stockholders’ deficiency	(5,268)	(2,907)	(2,361)	5,268		(5,268)

Total liabilities and stockholders’ deficiency	$(5,268)	$281,122	$6,365	$(2,027)		$280,192

VOLUME SERVICES AMERICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Statement of Operations and Comprehensive Income, Year Ended December 31, 2002

		Issuer and
		Combined	Combined
		Guarantor	Non-guarantor
	VSAH	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net sales	$—	$547,188	$29,974	$—	$577,162
Cost of sales	—	444,767	26,162	—	470,929
Selling, general, and administrative	—	52,369	2,888	—	55,257
Depreciation and amortization	—	25,209	976	—	26,185
Transaction related expenses	—	597	—	—	597
Contract related losses	—	699	—	—	699

Operating income (loss)	—	23,547	(52)	—	23,495
Interest expense	—	20,727	15	—	20,742
Other income, net	—	(1,553)	(3)	—	(1,556)

Income (loss) before income taxes	—	4,373	(64)	—	4,309
Income tax benefit	—	(148)	(39)	—	(187)
Equity in earnings of subsidiaries	4,496	—	—	(4,496)	—

Net income (loss)	4,496	4,521	(25)	(4,496)	4,496
Other comprehensive income foreign currency	—	—	27	—	27

Comprehensive income	$4,496	$4,521	$2	$(4,496)	$4,523

VOLUME SERVICES AMERICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Statement of Cash Flows, Year Ended December 31, 2002

		Issuer and
		Combined	Combined
		Guarantor	Non-guarantor
	VSAH	Subsidiaries	Subsidiaries	Consolidated

	(In thousands)
Cash flows from operating activities	$—	$37,906	$667	$38,573

Cash flows from investing activities:
Purchase of property and equipment	—	(9,292)	(609)	(9,901)
Proceeds from sale of property, plant and equipment	—	2,515	—	2,515
Purchase of contract rights	—	(37,660)	—	(37,660)

Net cash used in investing activities	—	(44,437)	(609)	(45,046)

Cash flows from financing activities:
Net borrowings — revolving loans	—	2,250	—	2,250
Principal payments on long-term debt	—	(1,150)	—	(1,150)
Principal payments on capital lease obligations	—	(267)	—	(267)
Increase in bank overdrafts	—	968	—	968
Increase in loans to related parties	—	(96)	—	(96)

Net cash provided by financing activities	—	1,705	—	1,705

Increase (decrease) in cash	—	(4,826)	58	(4,768)
Cash and cash equivalents:
Beginning of year	—	14,976	166	15,142

End of year	$—	$10,150	$224	$10,374

VOLUME SERVICES AMERICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Balance Sheet, December 30, 2003

	Issuer and
	Combined	Combined
	Guarantor	Non-guarantor
	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$22,696	$233	$—	$22,929
Restricted cash	13,628	—	—	13,628
Accounts receivable	15,619	2,118	—	17,737
Other current assets	27,993	1,586	(7,271)	22,308

Total current assets	79,936	3,937	(7,271)	76,602
Property and equipment	49,240	3,511	—	52,751
Contract rights, net	100,571	941	—	101,512
Cost in excess of net assets acquired, net	46,457	—	—	46,457
Other assets	44,939	12	—	44,951

Total assets	$321,143	$8,401	$(7,271)	$322,273

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Intercompany liabilities	$—	$7,271	$(7,271)	$—
Other current liabilities	75,188	1,580	—	76,768

Total current liabilities	75,188	8,851	(7,271)	76,768
Long-term debt	170,245	—	—	170,245
Other liabilities	4,944	—	—	4,944

Total liabilities	250,377	8,851	(7,271)	251,957

Stockholders’ equity (deficiency):
Common stock	400	—	—	400
Additional paid-in capital	218,598	—	—	218,598
Accumulated deficit	(27,292)	(674)	—	(27,966)
Treasury stock and other	(120,940)	224	—	(120,716)

Total stockholders’ equity (deficiency)	70,766	(450)	—	70,316

Total liabilities and stockholders’ equity (deficiency)	$321,143	$8,401	$(7,271)	$322,273

VOLUME SERVICES AMERICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Statement of Operations and Comprehensive Income (Loss), Year Ended December 30, 2003

	Issuer and
	Combined	Combined
	Guarantor	Non-guarantor
	Subsidiaries	Subsidiaries	Consolidated

	(In thousands)
Net sales	$579,329	$36,728	$616,057
Cost of sales	472,706	31,280	503,986
Selling, general, and administrative	55,710	3,881	59,591
Depreciation and amortization	26,308	811	27,119
Transaction related expenses	2,577	—	2,577
Contract related losses	647	184	831

Operating income	21,381	572	21,953
Interest expense	32,763	—	32,763
Other income, net	(47)	(8)	(55)

Income (loss) before income taxes	(11,335)	580	(10,755)
Income tax provision (benefit)	(6,341)	4	(6,337)

Net income (loss)	(4,994)	576	(4,418)
Other comprehensive income foreign currency	—	668	668

Comprehensive income (loss)	$(4,994)	$1,244	$(3,750)

VOLUME SERVICES AMERICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Statement of Cash Flows, Year Ended December 30, 2003

	Issuer and
	Combined	Combined
	Guarantor	Non-guarantor
	Subsidiaries	Subsidiaries	Consolidated

	(In thousands)
Cash flows from operating activities	$25,753	$1,406	$27,159

Cash flows from investing activities:
Purchase of property and equipment	(6,507)	(1,397)	(7,904)
Proceeds from sale of property, plant and equipment	585	—	585
Purchase of contract rights	(16,029)	—	(16,029)

Net cash used in investing activities	(21,951)	(1,397)	(23,348)

Cash flows from financing activities:
Net repayments — revolving loans	(11,000)	—	(11,000)
Principal payments on long-term debt	(110,400)	—	(110,400)
Proceeds from issuance of long-term debt	65,000	—	65,000
Proceeds from issuance of stock, net	151,517	—	151,517
Proceeds from issuance of subordinated notes	105,245	—	105,245
Payment of existing subordinated notes	(87,750)	—	(87,750)
Repurchase of common stock	(71,440)	—	(71,440)
Proceeds from loans to related parties	1,241	—	1,241
Payment of debt issuance costs	(12,837)	—	(12,837)
Restricted cash	(22,048)	—	(22,048)
Increase in bank overdrafts	1,282	—	1,282
Loans to related parties	(66)	—	(66)

Net cash provided by financing activities	8,744	—	8,744

Increase (decrease) in cash	12,546	9	12,555
Cash and cash equivalents:
Beginning of year	10,150	224	10,374

End of year	$22,696	$233	$22,929

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Internal Control over Financial Reporting

      Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our report under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 30, 2003. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

      Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of the year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this Item with respect to the directors and compliance with Section 16(a) of the Securities and Exchange Act is incorporated by reference from the information provided under the headings “Proposal One — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” respectively, contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our Annual Meeting of Stockholders to be held on May 20, 2004. The information required by this Item with respect to our executive officers is contained in Item 1 of Part I of this Annual Report under the heading “Executive Officers.”

Item 11.	Executive Compensation

      The information required by this Item is incorporated by reference from the information provided under the heading “Executive Compensation” of our Proxy Statement. The information specified in Item 402 (k) and (1) of Regulation S-K and set forth in our Proxy Statement is not incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Information required by this Item is incorporated herein by reference from the information provided under the headings “Share Ownership of Certain Beneficial Owners and Management” of our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item is incorporated herein by reference from the information provided under the heading “Management Ownership and Transactions with Management” of our Proxy Statement.

Item 14.	Principal Accountant Fees and Services

      The information required by this Item is incorporated by reference from the information provided under the heading “Independent Auditor Fees” of our Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as a part of this report:

      1. Financial Statements: See Index to Consolidated Financial Statements under Item 8 on Page F-1 of this report.

      2. Financial Statement Schedules: None.

      3. Exhibits

      The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit
Number		Exhibit Title

3	.1(5)	Restated Certificate of Incorporation of Volume Services America Holdings, Inc.
3.2		Amended and Restated By-laws of Volume Services America Holdings, Inc.
4	.1(2)	Indenture, dated as of March 4, 1999, among Volume Services America, Inc., the guarantors thereto and Norwest Bank Minnesota, National Association, as Trustee (including Form of Senior Subordinated Note).
4	.2(4)	Form of Supplemental Indenture, among Volume Services America, Inc., the guarantors thereto and Wells Fargo Bank Minnesota, N.A., as successor to Norwest Bank Minnesota, National Association, as Trustee.
4	.3(6)	Indenture, dated as of December 10, 2003, among Volume Services America Holdings, Inc., the guarantors thereto and The Bank of New York, as Trustee.
4	.4(6)	Form of Subordinated Note (included in Exhibit 4.3).
4	.5(6)	Registration Rights Agreement, dated as of December 10, 2003, among Volume Services America Holdings, Inc., BCP Volume L.P., BCP Offshore Volume L.P.I Management Direct L.P., Lawrence E. Honig, Kenneth R. Frick and Recreational Services, L.L.C.
4	.6(6)	Amended and Restated Stockholders Agreement
4	.7(4)	Form of stock certificate for common stock, dated as of December 10, 2003, among Volume Services America Holdings, Inc., BCP Volume L.P., BCP Offshore Volume L.P., VSI Management Direct L.P. and Recreational Services L.L.C.
4	.8(6)	Global IDS Certificate.
4.9		Board Observer Agreement, dated December 10, 2003, between Volume Services America Holdings, Inc. and Blackstone Capital Partners II Merchant Banking Fund.
10	.1(6)	Credit Agreement, dated as of December 10, 2003, among Volume Services America, Inc., Volume Services America Holdings, Inc., certain financial institutions as the Lenders, CIBC World Markets Corp. as Lead Arranger and KeyBank National Association as the Fronting Bank, Swingline Lender and Administrative Agent.
10	.2(3)	Volume Services America Deferred Compensation Plan, effective as of June 1, 2000.*
10	.3(1)	Employment Agreement, dated as of August 24, 1998, by and between VSI Acquisition II Corporation and John T. Dee.*
10	.4(1)	Letter Agreement, dated May 1, 2002, amending the terms of the Employment Agreement by and between Volume Services America Holdings, Inc. (formerly VSI Acquisition II Corporation) and John T. Dee.*

Exhibit
Number		Exhibit Title

10	.5(4)	Separation Agreement, dated as of August 28, 2003, by and between Volume Services America Holdings, Inc. and John T. Dee.*
10	.6(1)	Employment Agreement dated as of November 17, 1995, by and between Volume Services, Inc. (a Delaware corporation) and Kenneth R. Frick.*
10	.7(1)	Employment Agreement dated as of September 29, 1998, by and between VSI Acquisition II Corporation and Janet L. Steinmayer.*
10	.8(1)	Employment Agreement, dated April 15, 2002 by and between Volume Services America Holdings, Inc. and Lawrence E. Honig.*
10	.9(3)	Amendment and Waiver Agreement, dated as of July 1, 2003, by and between Volume Services America Holdings, Inc. and Lawrence E. Honig.*
10.10		Volume Services America Holdings, Inc. Long-Term Incentive Plan.*
12.1		Computation of Ratio of Earnings to Fixed Charges.
21	.1(5)	Subsidiaries of Volume Services America Holdings, Inc. (d/b/a Centerplate).
31.1		Certification of Principal Executive Officer of Volume Services America Holdings, Inc., pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer of Volume Services America Holdings, Inc., pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Principal Executive Officer of Volume Services America Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Principal Financial Officer of Volume Services America Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Form S-1/ A filed on May 14, 2003.

(2)	Incorporated by reference to the Form S-1/ A filed on July 16, 2003.

(3)	Incorporated by reference to the Form S-1/ A filed on August 26, 2003.

(4)	Incorporated by reference to the Form S-1/ A filed on November 7, 2003.

(5)	Incorporated by reference to the Form S-1/ A filed on December 4, 2003.

(6)	Incorporated by reference to the Form 8-K filed December 10, 2003.

*	Management contract or compensatory plan or arrangement required to be filed and herein incorporated as an exhibit.

(b) Reports on Form 8-K

      VSAH filed a Current Report on Form 8-K dated December 19, 2003 with the Commission reporting under Item 5, “Other Events”, the completion of its IPO of IDSs.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on March 26, 2004.

VOLUME SERVICES AMERICA HOLDINGS, INC.

By: /s/ LAWRENCE E. HONIG

Name: Lawrence E. Honig

Title:	Chief Executive Officer and Chairman of the Board of Directors

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ LAWRENCE E. HONIG Lawrence E. Honig	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 26, 2004

/s/ KENNETH R. FRICK Kenneth R. Frick	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 26, 2004

/s/ FELIX P. CHEE Felix P. Chee	Director	March 26, 2004

/s/ PAUL HORNUNG Paul Hornung	Director	March 26, 2004

/s/ MICHAEL A. WADSWORTH Michael A. Wadsworth	Director	March 26, 2004

/s/ PETER WALLACE Peter Wallace	Director	March 26, 2004

/s/ DAVID M. WILLIAMS David M. Williams	Director	March 26, 2004