Form 10-Q
period 2004-03-30
VOLUME SERVICES AMERICA HOLDINGS INC
filed 2004-05-19
CIK 1086774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(✓)	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 30, 2004 or

( )	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number: 001-31904

VOLUME SERVICES AMERICA HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3870167

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 East Broad Street, Spartanburg, South Carolina, 29306	(864) 598-8600

(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

http:www.centerplate.com
(Registrant’s URL)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(✓)Yes       (   ) No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

(   ) Yes       (✓) No

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock of Volume Services America Holdings, Inc. outstanding as of May 19, 2004, was 22,524,992.

VOLUME SERVICES AMERICA HOLDINGS, INC.
INDEX

PART I FINANCIAL INFORMATION	2
Item 1. Financial Statements	2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	28
PART II OTHER INFORMATION	30
Item 1. Legal Proceedings	30
Item 6. Exhibits and Reports on Form 8-K	30
CERTIFICATION
CERTIFICATION
CERTIFICATION
CERTIFICATION

PART I
FINANCIAL INFORMATION

VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MARCH 30, 2004 AND DECEMBER 30, 2003

	March 30,	December 30,
	2004	2003
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,790	$22,929
Restricted cash	—	13,628
Accounts receivable, less allowance for doubtful accounts of $305 and $348 at March 30, 2004 and December 30, 2003, respectively	26,949	17,737
Merchandise inventories	16,013	14,865
Prepaid expenses and other	4,435	3,322
Deferred tax asset	4,303	4,121

Total current assets	72,490	76,602

PROPERTY AND EQUIPMENT:
Leasehold improvements	45,869	45,828
Merchandising equipment	55,327	54,635
Vehicles and other equipment	9,981	9,791
Construction in process	141	168

Total	111,318	110,422
Less accumulated depreciation and amortization	(60,301)	(57,671)

Property and equipment, net	51,017	52,751

OTHER ASSETS:
Contract rights, net	93,531	101,512
Restricted cash	8,420	8,420
Cost in excess of net assets acquired	46,457	46,457
Deferred financing costs, net	12,688	13,017
Trademarks	17,325	17,274
Deferred tax asset	4,686	2,790
Other	3,210	3,450

Total other assets	186,317	192,920

TOTAL ASSETS	$309,824	$322,273

VOLUME SERVICES AMERICA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)(UNAUDITED)
MARCH 30, 2004 AND DECEMBER 30, 2003

	March 30,	December 30,
	2004	2003
	(In thousands, except share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term note payable	$16,000	$4,000
Current maturities of long-term debt	—	12,250
Accounts payable	14,837	18,054
Accrued salaries and vacations	10,990	11,297
Liability for insurance	4,645	4,537
Accrued taxes, including income taxes	3,977	3,947
Accrued commissions and royalties	16,639	14,053
Liability for derivatives	2,823	2,654
Accrued interest	560	1,566
Accrued dividends	1,487	1,982
Other	7,684	5,082

Total current liabilities	79,642	79,422

LONG TERM LIABILITIES:
Long-term debt	170,245	170,245
Liability for insurance	4,972	4,245
Other liabilities	1,200	699

Total long-term liabilities	176,417	175,189

COMMITMENTS AND CONTINGENCIES
COMMON STOCK, PAR VALUE $0.01, EXCHANGEABLE FOR SUBORDINATED DEBT	11,758	11,698

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value - authorized: 100,000,000 shares; issued: 39,995,145 shares; outstanding: 22,524,992 shares	400	400
Additional paid-in capital	218,331	218,598
Accumulated deficit	(56,015)	(42,318)
Accumulated other comprehensive income	231	224
Treasury stock - at cost (17,470,153 shares)	(120,940)	(120,940)

Total stockholders’ equity	42,007	55,964

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$309,824	$322,273

See notes to consolidated financial statements.

VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
THIRTEEN WEEK PERIODS ENDED MARCH 30, 2004 AND APRIL 1, 2003

	Thirteen Weeks Ended
	March 30,	April 1,
	2004	2003
	(In thousands, except share data)
Net sales	$98,236	$96,900
Cost of sales	82,147	81,655
Selling, general, and administrative	13,547	13,375
Depreciation and amortization	6,878	6,475
Contract related losses	—	110

Operating loss	(4,336)	(4,715)
Interest expense	7,036	5,071
Other income, net	(57)	(5)

Loss before income taxes	(11,315)	(9,781)
Income tax benefit	(2,078)	(3,236)

Net loss	(9,237)	(6,545)
Other comprehensive income - foreign currency translation adjustment	7	247

Comprehensive loss	$(9,230)	$(6,298)

Basic Net Loss per share	$(0.41)	$(0.48)

Diluted Net Loss per share	$(0.41)	$(0.48)

Weighted average shares outstanding	22,524,992	13,612,829

See notes to consolidated financial statements.

VOLUME SERVICES AMERICA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE PERIOD FROM DECEMBER 31, 2003 TO MARCH 30, 2004

					Accumulated
			Additional		Other
	Common	Common	Paid-in	Accumulated	Comprehensive	Treasury
	Shares	Stock	Capital	Deficit	Income	Stock	Total
			(In thousands, except share data)
BALANCE, DECEMBER 30, 2003	39,995,145	$400	$218,598	$(42,318)	$224	$(120,940)	$55,964
Payment of issuance costs	—	—	(267)	—	—	—	(267)
Foreign currency translation	—	—	—	—	7	—	7
Dividends declared	—	—	—	(4,460)	—	—	(4,460)
Net loss	—	—	—	(9,237)	—	—	(9,237)

BALANCE, MARCH 30, 2004	39,995,145	$400	$218,331	$(56,015)	$231	$(120,940)	$42,007

See notes to consolidated financial statements.

VOLUME SERVICES AMERICA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THIRTEEN WEEK PERIODS ENDED MARCH 30, 2004 AND APRIL 1, 2003

	Thirteen Weeks Ended
	March 30,	April 1,
	2004	2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,237)	$(6,545)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,878	6,475
Amortization of deferred financing costs	672	358
Derivative non-cash interest	229	—
Contract related losses	—	110
Deferred tax change	(2,078)	(3,236)
Loss on disposition of assets	3	24
Other	7	247
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(9,212)	(545)
Merchandise inventories	(1,148)	(2,853)
Prepaid expenses	(1,113)	(2,312)
Other assets	10,111	(267)
Increase (decrease) in liabilities:
Accounts payable	39	1,862
Accrued salaries and vacations	(307)	2,777
Liability for insurance	835	1,071
Accrued commissions and royalties	2,086	(526)
Other liabilities	1,576	(1,687)

Net cash used in operating activities	(659)	(5,047)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(1,027)	(4,257)
Proceeds from sale of property, plant and equipment	3	—
Contract rights acquired, net	(5,013)	(5,832)

Net cash used in investing activities	(6,037)	(10,089)

VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)(UNAUDITED)
THIRTEEN WEEK PERIODS ENDED MARCH 30, 2004 AND APRIL 1, 2003

	Thirteen Weeks Ended
	March 30,	April 1,
	2004	2003
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings - revolving loans	$12,000	$16,500
Principal payments on long-term debt	—	(288)
Payments of financing costs	(343)	—
Payments of debt issuance costs	(267)	—
Principal payments to redeem senior subordinated notes	(12,250)	—
Restricted cash	13,628	—
Dividend payments	(4,955)	—
Decrease in bank overdrafts	(3,256)	(149)

Net cash provided by financing activities	4,557	16,063

INCREASE/(DECREASE) IN CASH	(2,139)	927
CASH AND CASH EQUIVALENTS:
Beginning of period	22,929	10,374

End of period	$20,790	$11,301

See notes to consolidated financial statements.

VOLUME SERVICES AMERICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THIRTEEN WEEK PERIODS ENDED MARCH 30, 2004 AND APRIL 1, 2003

1. GENERAL

     Volume Services America Holdings, Inc. (“VSAH,” and together with its subsidiaries, the “Company”) is a holding company, the principal assets of which are the capital stock of its subsidiary, Volume Services America, Inc. (“Volume Services America”). Volume Services America is also a holding company, the principal assets of which are the capital stock of its subsidiaries, Volume Services, Inc. (“Volume Services”) and Service America Corporation (“Service America”).

     The accompanying financial statements of VSAH have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

     The results of operations for the 13 week period ended March 30, 2004 are not necessarily indicative of the results to be expected for the 52 week fiscal year ending December 28, 2004 due to the seasonal aspects of the business. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 30, 2003 included in the Company’s annual report on Form 10-K.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Accounts Receivable – As of March 30, 2004, approximately $10.0 million was reclassified from contract rights to accounts receivable representing future return of amounts paid for contract rights due to the renegotiation of a client contract.

     Cost in Excess of Net Assets Acquired and Trademarks –The Company has performed its annual impairment tests of goodwill and trademarks as of March 30, 2004 in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and determined that no impairment exists.

     Insurance – At the beginning of fiscal 2002, the Company adopted a high deductible insurance program for general liability, auto liability and workers’ compensation risk. Since fiscal 1999, the Company has had a premium-based insurance program for general liability, automobile liability and workers’ compensation risk. Management establishes a reserve for its deductible and self-insurance programs considering a number of factors, including historic experience and an actuarial assessment of the liabilities for reported claims and claims incurred but not reported. The estimated liabilities for these programs are then discounted (using rates between 1.46 percent and 4.29 percent at December 30, 2003 and 1.21 percent and 3.91 percent at March 30, 2004), to their present value based on expected loss payment patterns determined by experience. The total discounted liabilities for these programs recorded by the Company at December 30, 2003 and March 30, 2004 were $7,734,000 and $8,139,615, respectively. The related undiscounted amounts were $8,232,000 and $8,555,591, respectively.

     The employee health self-insurance liability is based on claims filed and estimates for claims incurred but not reported. The total liabilities recorded by the Company at December 30, 2003 and March 30, 2004 were $1,319,000 and $1,738,000, respectively.

   Accounting Treatment for IDSs and Common Stock Owned by Initial Equity Investors – The Company’s income deposit securities (“IDSs”) include common stock, the subordinated notes and three embedded derivative features. The embedded derivative features include a call option, a change of control put option, and a term-extending option on the notes. The call option allows the Company to repay the principal amount of the subordinated notes after the fifth anniversary of the issuance, provided that the Company also pays all of the interest that would have been paid during the initial 10-year term of the notes, discounted to the date of repayment at a risk-free rate. Under the change of control put option, the holders have the right to cause the Company to repay the subordinated notes at 101% of face value upon a change of control. The term-extending option allows the Company to extend the term of the subordinated notes for two five-year periods at the end of the initial 10-year period provided that the Company is in compliance with the requirements of the indenture. We have accounted for these embedded derivatives in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted by SFAS No. 149. Based on a derivative valuation specialist’s review of the call option and the change of control option, management has determined that they are immaterial in the current period and have not been separately accounted for. Management has undertaken to have the call option and the change of control option fair valued at each quarter and will record the derivatives if their fair value becomes significant. While the term-extending option has a value, it has been determined to not be separable from the underlying subordinated notes. Accordingly, it will not be while separately accounted for in the current or future periods.

     In connection with the Company’s initial public offering (“IPO”), those investors who held stock prior to the IPO (the “Initial Equity Investors”) entered into an amended and restated stockholders agreement which provides that upon any post-offering sale of common stock by the Initial Equity Investors, at the option of the Initial Equity Investors, the Company will exchange a portion of the common stock with the purchasers for subordinated notes at an exchange rate of $9.30 principal amount of subordinated notes for each share of common stock (so that, after such purchase and exchange, the purchasers will have shares of common stock and subordinated notes in the appropriate proportions to represent integral numbers of IDSs). The Company believes that the portion of the common stock exchangeable for subordinated debt should be classified on the balance sheet according to the guidance provided by Accounting Series Release No. 268 (FRR Section 211), Redeemable Preferred Stocks. Accordingly, the Company has recorded $11.8 million as “Common stock exchangeable for subordinated debt” on the balance sheet. This amount will be accreted to the face amount due of $14.4 million using the effective interest method over a 10-year period. In addition, the Company has determined that the option conveyed to the Initial Equity Investors to exchange common stock for IDSs is an embedded derivative in accordance with SFAS No. 133, Paragraph 12. The Company has recorded a liability for the fair value of this embedded derivative of approximately $2.8 million as of March 30, 2004, an increase of $169,000 from December 30, 2003. This liability will be fair-valued each quarter with the change in the fair value charged or credited to interest expense on the operating statement.

     Interest – Interest expense for the 13 weeks ended March 30, 2004 includes $1.2 million in expenses, including $0.3 million of amortization expense, related to the repurchase of the remaining senior subordinated notes under our old 1999 indenture.

     Income Taxes – The provision for income taxes includes federal, state and foreign taxes currently payable, and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance is established for deferred tax assets when it is more likely than not that the benefits of such assets will not be realized.

     Income taxes for the 13 weeks ended March 30, 2004 and April 1, 2003 were calculated using the projected effective tax rate for fiscal 2004 and 2003, respectively, in accordance with SFAS No. 109

“Accounting for Income Taxes”. The Company estimates that in the fiscal year ending December 28, 2004, it will have an effective tax rate of approximately 18%. In the previous year’s first quarter, the Company estimated that its effective tax rate for the fiscal year ended December 30, 2003 would be 33%. The decrease in the projected effective tax rate is primarily due to the Company’s expected tax benefit associated with tax credits generated in 2004 as compared to no tax benefit recognized in the 13 weeks ended April 1, 2003 with respect to tax credits. As a result of the Company estimating that it will have a lower effective tax rate, a smaller tax benefit was recognized in the 2004 period.

     The Company accounted for its issuance of IDSs in December 2003 by allocating the proceeds for each IDS to the underlying stock, subordinated note or embedded derivatives based upon the relative fair values of each at that time. Accordingly, the portion of the aggregate IDSs outstanding that represents subordinated notes has been accounted for by the Company as long-term debt bearing a stated interest rate of 13.5% maturing on December 10, 2013. During the 13 weeks ended March 30, 2004, the Company deducted interest expense of approximately $3.6 million on the subordinated notes from taxable income for U.S. federal and state income tax purposes. There can be no assurances that the Internal Revenue Service or the courts will not seek to challenge the treatment of these notes as debt or the amount of interest expense deducted, although to date the Company has not been notified that the notes should be treated as equity rather than debt for U.S. federal and state income tax purposes. If the notes were reclassified as equity, the cumulative interest expense associated with the notes of approximately $4.4 million would not be deductible from taxable income. While the additional tax due to the federal and state authorities would be zero based on the Company’s estimate that it will generate a tax loss for the 13 week period ended March 30, 2004, such reclassification would cause the Company to utilize at a faster rate more of its deferred tax assets than it otherwise would. The Company has not recorded a liability for any potential disallowance of this deduction.

     Reclassifications – Certain amounts in 2003 have been reclassified, where applicable, to conform to the financial statement presentation used in 2004.

     New Accounting Standards – In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiary and applies immediately to variable interest entities created after January 31, 2003. In December 2003, the FASB revised certain provisions of FIN 46 and modified the effective date for all variable interest entities existing before January 31, 2003 to the first period ending after March 15, 2004. The adoption of FIN 46 did not have a material impact on the Company’s financial position or results of operations.

   3. COMMITMENTS AND CONTINGENCIES

     As previously reported, two private corporations, Pharmacia Corp. and Solutia Inc., asserted a claim under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) against our subsidiary, Service America, and other parties for contribution to address past and future remediation costs at a site in Illinois. The site allegedly was used by, among others, a waste disposal business related to a predecessor for which Service America allegedly is responsible. In addition, the United States Environmental Protection Agency, asserting authority under CERCLA, recently issued a unilateral administrative order concerning the same Illinois site naming approximately 75 entities as respondents, including the plaintiffs in the CERCLA lawsuit against Service America and the waste disposal business for which the plaintiffs allege Service America is responsible. Service America believes that it has valid defenses to any claimed liability at this site (including discharge in bankruptcy related to certain bankruptcy proceedings filed in Connecticut in the 1990s).

     As a result, on May 14, 2004, Service America filed motions in the United States Bankruptcy Court for the District of Connecticut to enforce the discharge injunction entered in those bankruptcy proceedings with respect to these claims. Service America believes that its potential liability, if any, is not likely to be significant. However, because these claims are in their early stages, Service America cannot predict at this time whether it will eventually be held liable at this site or whether such liability will be material.

     Except as described above, there have been no material developments in the claims and legal proceedings that the Company previously described in its Annual Report on Form 10-K. There are various claims and pending legal actions against or directly involving the Company which are incidental to the conduct of its business. It is the opinion of management, after considering a number of factors, including but not limited to the current status of any pending proceeding (including any settlement discussions), the views of retained counsel, the nature of the litigation, prior experience and the amounts that have accrued for known contingencies, that the ultimate disposition of any of these currently pending proceedings or contingencies will not have a material adverse effect on the Company’s financial condition or results of operations.

   4. ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS

     The Company follows the provisions of SFAS No. 133, as interpreted and amended by SFAS No. 149. Certain provisions of the subordinated notes contain embedded derivatives as discussed in Note 2 that require that the Company fair value them at the end of each quarter. One of the embedded derivatives is the right of the holders to force the Company to redeem the notes at 101% of the face value in the event of a change in control. The other embedded derivative is the right that the Company has to call the subordinated notes after the fifth year provided that all interest is paid for the remaining five years of the initial 10-year term of the notes, discounted at a risk-free rate. As of March 30, 2004, these embedded derivatives were fair valued and determined to be immaterial. Consequently, these derivatives have not been separated from the subordinated notes at the present time. The Company will fair value these derivatives to market each quarter and will record the derivatives if their fair value becomes significant. The Company has determined that the Company’s option to extend the term of the notes is not separable from the underlying notes and accordingly the Company will not separately account for this option.

     In addition, the initial equity investors have the option to convert common stock into subordinated notes at a predetermined rate of $9.30 of subordinated notes for each share of common stock. The Company has determined that this is an embedded derivative under SFAS 133, as interpreted and amended by SFAS No. 149 and has recorded approximately $2.8 million as of March 30, 2004 as a liability for derivatives on the balance sheet. Each quarter this option will be fair valued and any change in the underlying value will be either charged or credited to interest expense on the operating statement. In the 13 weeks ended March 30, 2004 a charge of $169,000 was recorded to reflect the change in the fair value of the option during that period.

   5. SUPPLEMENTAL CASH FLOW INFORMATION

     In December of 2003, in connection with the Company’s IPO, all but $12,250,000 of its 11 ¼% senior subordinated notes issued in 1999 were repaid. In March 2004, the remaining $12,250,000 was repaid at a price equal to 105.625% of the principal amount plus accrued interest. The total repayment cost of $13,628,000 had been set aside from the proceeds of the IPO and recorded in current assets as restricted cash on the Company’s balance sheet at December 30, 2003. Interest expense of approximately $0.9 million associated with the 1999 senior subordinated notes was recorded in the 13 weeks ended March 30, 2004.

   6. NON-GUARANTOR SUBSIDIARIES FINANCIAL STATEMENTS

     The Company’s 13.5% subordinated notes with a principal amount of $105,245,000 governed by the Company’s indenture entered into in 2003, are jointly and severally guaranteed by each of VSAH’s (the issuer) direct and indirect wholly owned subsidiaries, except for certain non-wholly owned U.S. subsidiaries and one non-U.S. subsidiary. The redeemed $100,000,000 in 11 ¼% senior subordinated notes governed by the Company’s old 1999 indenture, were jointly guaranteed by VSAH and all of the subsidiaries of Volume Services America (the issuer), except for certain non-wholly owned U.S. subsidiaries and one non-U.S. subsidiary. The following table sets forth the condensed consolidating financial statements of VSAH as of March 30, 2004 and December 30, 2003 (in the case of the balance sheets) and for the 13 week periods ended March 30, 2004 and April 1, 2003 (in the case of the statements of operations and comprehensive income [loss] and statement of cash flows).

Consolidating Condensed Balance Sheet, March 30, 2004

	Issuer and
	Combined	Combined
	Guarantor	Non-guarantor
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
		(In thousands)
Assets
Current assets:
Cash and cash equivalents	$20,555	$235	$—	$20,790
Accounts receivable	24,334	2,615	—	26,949
Other current assets	30,155	1,317	(6,721)	24,751

Total current assets	75,044	4,167	(6,721)	72,490
Property and equipment	47,556	3,461	—	51,017
Contract rights, net	92,730	801	—	93,531
Cost in excess of net assets acquired, net	46,457	—	—	46,457
Other assets	46,318	11	—	46,329

Total assets	$308,105	$8,440	$(6,721)	$309,824

Liabilities and Stockholders’ Equity
Current liabilities:
Intercompany liabilities	$—	$6,721	$(6,721)	$—
Other current liabilities	77,439	2,203	—	79,642

Total current liabilities	77,439	8,924	(6,721)	79,642
Long-term debt	170,245	—	—	170,245
Other liabilities	6,172	—	—	6,172

Total liabilities	253,856	8,924	(6,721)	256,059

Common stock, par value $0.01, exchangeable for subordinated debt	11,758	—	—	11,758

Stockholders’ equity:
Common stock	400	—	—	400
Additional paid-in capital	218,331	—	—	218,331
Accumulated deficit	(55,300)	(715)	—	(56,015)
Treasury stock and other	(120,940)	231	—	(120,709)

Total stockholders’ equity	42,491	(484)	—	42,007

Total liabilities and stockholders’ equity	$308,105	$8,440	$(6,721)	$309,824

Consolidating Condensed Statement of Operations and Comprehensive Loss
Thirteen Week Period Ended March 30, 2004

	Issuer and
	Combined	Combined
	Guarantor	Non-guarantor
	Subsidiaries	Subsidiaries	Consolidated
		(In thousands)
Net sales	$88,949	$9,287	$98,236
Cost of sales	74,073	8,074	82,147
Selling, general, and administrative	12,533	1,014	13,547
Depreciation and amortization	6,630	248	6,878

Operating loss	(4,287)	(49)	(4,336)
Interest expense	7,036		7,036
Other income, net	(56)	(1)	(57)

Loss before income taxes	(11,267)	(48)	(11,315)
Income tax benefit	(2,078)	—	(2,078)

Net loss	(9,189)	(48)	(9,237)
Other comprehensive income - foreign currency translation adjustment	—	7	7

Comprehensive loss	$(9,189)	$(41)	$(9,230)

Consolidating Condensed Statement of Cash Flows
Thirteen Week Period Ended March 30, 2004

	Issuer and
	Combined	Combined
	Guarantor	Non-guarantor
	Subsidiaries	Subsidiaries	Consolidated
		(In thousands)
Cash Flows Provided by (Used in) Operating Activities	$(904)	$245	$(659)

Cash Flows from Investing Activities:
Purchase of property and equipment, net	(784)	(243)	(1,027)
Proceeds from sale of property, plant and equipment	3	—	3
Contract rights acquired, net	(5,013)	—	(5,013)

Net cash used in investing activities	(5,794)	(243)	(6,037)

Cash Flows from Financing Activities:
Net borrowings - revolving loans	12,000	—	12,000
Payments of financing costs	(343)	—	(343)
Payments of debt issuance costs	(267)	—	(267)
Principal payments to redeem senior subordinated notes	(12,250)	—	(12,250)
Restricted cash	13,628	—	13,628
Dividend payments	(4,955)	—	(4,955)
Decrease in bank overdrafts	(3,256)	—	(3,256)

Net cash provided by financing activities	4,557	—	4,557

Increase in cash	(2,141)	2	(2,139)
Cash and cash equivalents - beginning of period	22,696	233	22,929

Cash and cash equivalents - end of period	$20,555	$235	$20,790

Consolidating Condensed Balance Sheet, December 30, 2003

	Issuer
	and
	Combined	Combined
	Guarantor	Non-guarantor
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$22,696	$233	$—	$22,929
Restricted cash	13,628	—	—	13,628
Accounts receivable	15,619	2,118	—	17,737
Other current assets	27,993	1,586	(7,271)	22,308

Total current assets	79,936	3,937	(7,271)	76,602
Property and equipment	49,240	3,511	—	52,751
Contract rights, net	100,571	941	—	101,512
Cost in excess of net assets acquired, net	46,457	—	—	46,457
Other assets	44,939	12	—	44,951

Total assets	$321,143	$8,401	$(7,271)	$322,273

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Intercompany liabilities	$—	$7,271	$(7,271)	$—
Other current liabilities	77,842	1,580	—	79,422

Total current liabilities	77,842	8,851	(7,271)	79,422
Long-term debt	170,245	—	—	170,245
Other liabilities	4,944	—	—	4,944

Total liabilities	253,031	8,851	(7,271)	254,611

Common stock, par value $0.01, exchangeable for subordinated debt	11,698	—	—	11,698

Stockholders’ equity (deficiency):
Common stock	400	—	—	400
Additional paid-in capital	218,598	—	—	218,598
Accumulated deficit	(41,644)	(674)	—	(42,318)
Treasury stock and other	(120,940)	224	—	(120,716)

Total stockholders’ equity (deficiency)	56,414	(450)	—	55,964

Total liabilities and stockholders’ equity (deficiency)	$321,143	$8,401	$(7,271)	$322,273

Consolidating Condensed Statement of Operations and Comprehensive Loss
Thirteen Week Period Ended April 1, 2003

		Issuer and
		Combined	Combined
	Volume	Guarantor	Non-guarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$90,656	$6,244	$—	$96,900
Cost of sales	—	76,048	5,607	—	81,655
Selling, general, and administrative	—	12,619	756	—	13,375
Depreciation and amortization	—	6,286	189	—	6,475
Contract related losses	—	110	—	—	110

Operating loss	—	(4,407)	(308)	—	(4,715)
Interest expense	—	5,071		—	5,071
Other income, net	—	(2)	(3)	—	(5)

Loss before income taxes	—	(9,476)	(305)	—	(9,781)
Income tax benefit	—	(3,236)	—	—	(3,236)

Loss in earnings of subsidiaries	(6,545)	—	—	6,545	—

Net loss	(6,545)	(6,240)	(305)	6,545	(6,545)
Other comprehensive income - foreign currency translation adjustment	—	—	247	—	247

Comprehensive loss	$(6,545)	$(6,240)	$(58)	$6,545	$(6,298)

Consolidating Condensed Statement of Cash Flows
Thirteen Week Period Ended April 1, 2003

		Issuer and
		Combined	Combined
	Volume	Guarantor	Non-guarantor
	Holdings	Subsidiaries	Subsidiaries	Consolidated
	(In thousands)
Cash Flows Provided by (Used In) Operating Activities	$—	$(5,094)	$47	$(5,047)

Cash Flows from Investing Activities:
Purchase of property and equipment, net	—	(4,223)	(34)	(4,257)
Contract rights acquired, net	—	(5,832)	—	(5,832)

Net cash used in investing activities	—	(10,055)	(34)	(10,089)

Cash Flows from Financing Activities:
Net borrowings - revolving loans	—	16,500	—	16,500
Principal payments on long-term debt	—	(288)	—	(288)
Decrease in bank overdrafts	—	(149)	—	(149)

Net cash provided by financing activities	—	16,063	—	16,063

Increase in cash	—	914	13	927
Cash and cash equivalents - beginning of period	—	10,150	224	10,374

Cash and cash equivalents - end of period	$—	$11,064	$237	$11,301

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

     The following discussion and analysis of our results of operations and financial condition for the 13 weeks ended March 30, 2004 and April 1, 2003 should be read in conjunction with our audited financial statements, including the related notes, for the fiscal year ended December 30, 2003 included in our annual report on Form 10-K. The following data have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States.

Overview

     We are a leading provider of food and beverage concessions, catering and merchandise services in sports facilities, convention centers and other entertainment facilities. We operate throughout the United States and in Canada. Based on the number of facilities served, we are one of the largest providers of food and beverage services to a variety of recreational facilities in the United States.

     We provide a number of services to our clients. Our principal services include food and beverage concession and catering services in sports and other entertainment facilities; small- to large-scale banquet and catering and food court operations in convention centers; and in-facility restaurants and catering across the range of facilities that we serve. We also provide merchandise and program sales services in many of the sports facilities we serve. We are responsible for all personnel, inventory control, purchasing and food preparation where we provide these services. In addition, we provide full facility management services, which can include a variety of services such as event planning and marketing, maintenance, ticket distribution, program printing, advertising and licensing rights for the facility, its suites and premium seats.

     We believe that the ability to retain existing accounts and to win new accounts are key to maintaining and growing our net sales. Net sales historically have also increased when there has been an increase in the number of events or attendance at our facilities in connection with major league sports post-season and play-off games. Another key factor is our skill at controlling product costs, cash and labor during the events where we provide our services.

     When renewing an existing contract or securing a new contract, we typically make a capital expenditure in our client’s facility and pay the client a percentage of the net sales and/or profits periodically over the term of the contract in the form of a commission. Over the past three years, we have reinvested the cash flow generated by operating activities to renew or obtain contracts. We believe that these investments have provided a diversified account base of exclusive, long-term contracts. However, as a result of the changes to our capital structure during fiscal 2003 and the dividend and interest payments to our IDS holders, we may be limited in our ability to grow our business, and our related levels of growth capital expenditures at rates as high as the relatively rapid growth experienced over the last several years. In particular, we may not be able to pursue future growth opportunities if borrowings under our credit facility or additional issuances of our IDSs or other securities are not available to us on favorable terms or at all.

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

We believe that our critical accounting policies, involving significant estimates, uncertainties and susceptibility to change, include the following:

•	Recoverability of Property and Equipment, Contract Rights, Cost in Excess of Net Assets Acquired (Goodwill) and Other Intangible Assets. As of March 30, 2004, net property and equipment of $51.0 million and net contract rights of $93.5 million were recorded. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, we evaluate long-lived assets with definite lives for possible impairment when an event occurs which would indicate that its carrying amount may not be recoverable. The impairment analysis is made at the contract level and evaluates the net property and equipment as well as the contract rights related to that contract. The undiscounted future cash flows from a contract are compared to the carrying value of the related long-lived assets. If the undiscounted future cash flows are lower than the carrying value, an impairment charge is recorded. The amount of the impairment charge is equal to the difference between the balance of the long-lived assets and the future discounted cash flows related to the assets (using a rate based on our incremental borrowing rate). Because we base our estimates of undiscounted future cash flows on past operating performance, including anticipated labor and other cost increases, and prevailing market conditions, we cannot assure you that our estimates are achievable. Different conditions or assumptions, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our evaluation and our financial condition or future results of operations. Events that would trigger an evaluation at the contract level include the loss of a tenant team, intent to cease operations at a facility due to contract termination or other means, the bankruptcy of a client, discontinuation of a sports league or a significant increase in competition that could reduce the future profitability of the contract, among others. As of March 30, 2004, net goodwill of $46.5 million and other intangible assets (trademarks) of $17.3 million were recorded. In accordance with SFAS No. 142, on an annual basis, we test our indefinite-lived intangible assets (goodwill and trademarks) for impairment. Additionally, goodwill is tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have determined that the reporting unit for testing the goodwill for impairment is VSAH. In performing the annual goodwill assessment, we compare the fair value of VSAH to its net asset carrying amount, including goodwill and trademarks. If the fair value of VSAH exceeds the carrying amount, then it is determined that goodwill is not impaired. Should the carrying amount exceed the fair value, then we would need to perform the second step in the impairment test to determine the amount of the goodwill write-off. Fair value for these tests is determined based upon a discounted cash flow model, using a rate based on our incremental borrowing rate. Because we base our estimates of cash flows on past operating performance, including anticipated labor and other cost increases and prevailing market conditions, we cannot assure you that our estimates are achievable. Different conditions or assumptions, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our evaluation and on our financial condition or future results of operations. In performing the annual trademark assessment, management compares the fair value of the intangible asset to its carrying value. Fair value is determined based on a discounted cash flow model, using a rate based on our incremental borrowing rate. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss will be recognized for the excess amount. If the fair value is greater than the carrying amount, no further assessment is performed. We have performed our annual assessments of goodwill and trademarks on March 30, 2004 and determined that no impairment exists.

•	Insurance. We have a high-deductible insurance program for general liability, auto liability and workers’ compensation risk. We are required to estimate and accrue for the amount of losses that we expect to incur and will ultimately have to pay for under the deductible during the policy year. These amounts are recorded in cost of sales and selling, general and administrative expenses on the statement of operations and accrued liabilities and long-term liabilities on the balance sheet. Our estimates consider a number of factors, including historic experience and an actuarial assessment of the liabilities for reported claims and claims incurred but not reported. While we use outside parties to assist us in making these estimates, it is difficult to provide assurance that the actual amounts may not be materially different than what we have recorded. In addition, we are self-insured for employee medical benefits and related liabilities. Our liabilities are based on historic trends and claims filed and are estimated for claims incurred but not reported. While the liabilities represent management’s best estimate, actual results could differ significantly from those estimates.

•	Accounting Treatment for IDSs and Common Stock Owned by Initial Equity Investors. Our income deposit securities (“IDSs”) include common stock, the subordinated notes and three embedded derivative features. The embedded derivative features include a call option, a change of control put option, and a term-extending option on the notes. The call option allows us to repay the principal amount of the subordinated notes after the fifth anniversary of the issuance, provided that we also pay all of the interest that would have been paid during the initial 10-year term of the notes, discounted to the date of repayment at a risk-free rate. Under the change of control put option, the holders have the right to cause us to repay the subordinated notes at 101% of face value upon a change of control. The term-extending option allows us to extend the term of the subordinated notes for two five-year periods at then end of the initial ten-year period provided that we are in compliance with the requirements of the indenture. We have accounted for these embedded derivatives in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted by SFAS No. 149. Based on a derivative valuation specialist’s review of the call option and the change of control option we have determined that they are immaterial in the current period and have not been separately accounted for. We have undertaken to have the call option and the change of control option fair valued at each quarter and will record the derivatives if their fair value becomes significant. While the term-extending option has a value it has been determined to not be separable from the underlying subordinated notes. Accordingly, it will not be fair-valued nor separately accounted for in the current or future periods.

In connection with our initial public offering (“IPO”), we and those investors who held stock prior to the IPO (the “Initial Equity Investors”) entered into an amendment and restatement of our stockholders agreement which provides that upon any post-offering sale of common stock by the Initial Equity Investors, at the option of the Initial Equity Investors, we will exchange a portion of the common stock with the purchasers for subordinated notes at an exchange rate of $9.30 principal amount of subordinated notes for each share of common stock (so that, after such purchase and exchange, the purchasers will have shares of common stock and subordinated notes in the appropriate proportions to represent integral numbers of IDSs). We believe that the portion of common stock exchangeable for subordinated debt should be classified on the Company’s balance sheet according to the guidance provided by Accounting Series Release No. 268 (FRR Section 211), Redeemable Preferred Stocks. Accordingly, we have recorded $11.8 million as “Common stock exchangeable for subordinated debt” on the balance sheet. This amount will be accreted to the face amount of $14.4 million using the effective interest method over a 10-year period. In addition, we have determined that the option conveyed to the Initial Equity Investors to exchange common stock for IDSs is an embedded derivative in accordance with SFAS No. 133, Paragraph 12. The Company has recorded a liability for the fair value of this embedded derivative of approximately $2.8 million in the current period, an increase of $169,000 from December 30, 2003. This liability will be fair-valued each period with the change in the fair value charged or credited to interest expense on the operating statement.

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

We accounted for the issuance of IDSs in December 2003 by allocating the proceeds for each IDS to the underlying stock, subordinated notes or embedded derivatives based upon the relative fair values of each at that time. Accordingly, the portion of the aggregate IDSs outstanding that represents subordinated notes has been accounted for as long-term debt bearing a stated interest rate of 13.5% maturing on December 10, 2013. There can be no assurances that the Internal Revenue Service or the courts will not seek to challenge the treatment of these notes as debt or the amount of interest expense deducted, although to date we have not been notified that the notes should be treated as equity rather than debt for U.S. federal and state income tax purposes. Such reclassification would cause us to utilize at a faster rate more of our deferred tax assets than we otherwise would.

Seasonality and Quarterly Results

     Our net sales and operating results have varied, and are expected to continue to vary, from quarter to quarter (a quarter is comprised of 13 or 14 weeks), as a result of factors which include:

•	seasonality of sporting and other events;

•	unpredictability in the number, timing and type of new contracts;

•	timing of contract expirations and special events; and

•	level of attendance at the facilities we serve.

     Business at the principal types of facilities we serve is seasonal in nature with Major League Baseball (“MLB”) and minor league baseball related sales concentrated in the second and third quarter, the majority of National Football League (“NFL”) related activity occurring in the fourth quarter and convention centers and arenas generally hosting fewer events during the summer months. Results of operations for any particular quarter may not be indicative of results of operations for future periods.

     Set forth below are comparative net sales by quarter (in thousands) for the first quarter of 2004, fiscal 2003 and fiscal 2002:

	2004	2003	2002
1st Quarter	$98,236	$96,900	$87,840
2nd Quarter		$172,733	$166,421
3rd Quarter		$214,636	$195,100
4th Quarter		$131,788	$127,801

Results of Operations

Thirteen Weeks Ended March 30, 2004 Compared to the 13 Weeks Ended April 1, 2003

     Net sales — Net sales of $98.2 million for the 13 weeks ended March 30, 2004 increased by $1.3 million, or approximately 1.4%, from $96.9 million in the prior-year period. The increase was primarily attributable to new accounts, which generated $5.8 million in net sales, and a net increase of $1.8 million from existing accounts. This improvement was partially offset by a decrease of $2.2 million in net sales because we did not host the Super Bowl in 2004 as we did in 2003. In addition, net sales declined $2.9 million because five fewer MLB games took place in the facilities we serve, including two games because we no longer serve the San Diego Padres as a result of their move from Qualcomm Stadium to a new venue. Also, we closed a number of marginally profitable and minor accounts which accounted for a decline in net sales of $1.2 million.

     Cost of sales – Cost of sales of $82.1 million for the 13 weeks ended March 30, 2004 increased by approximately $0.4 million from $81.7 million in the prior-year period due primarily to the increase in sales volume. Cost of sales as a percentage of net sales declined by approximately 0.7% from the prior-year period. The decline was mainly due to lower payroll expenses at certain facilities at which we operate and a non-recurring charge of $0.4 million related to an insurance adjustment in the 2003 period.

     Selling, general and administrative expenses – Selling, general and administrative expenses were $13.5 million in the 13 weeks ended March 30, 2004 as compared to $13.4 million in the prior year. As a percentage of net sales, selling, general and administrative costs were 13.8% in both periods. During the fiscal 2004 period, corporate overhead increased approximately $0.4 million, primarily as a result of accrued severance payments for a former member of management. However, the increase was offset by efficiencies achieved at certain operating facilities.

     Depreciation and amortization – Depreciation and amortization was $6.9 million for the 13 weeks ended March 30, 2004, compared to $6.5 million in the prior-year period. The increase was principally attributable to higher amortization expense associated with investments made during fiscal 2003 for the renewal and/or acquisition of certain contracts.

     Contract related losses – Contract related losses of $0.1 million were recorded in the 13 weeks ended April 1, 2003 for a terminated contract. No such charges were incurred in the 2004 period.

     Operating loss – Operating loss increased approximately $0.4 million from the prior-year period due to the factors described above.

     Interest expense – Interest expense increased by $2.0 million from the prior-year period, principally due to $1.2 million in expenses, of which $0.3 million was amortization expense, related to the repurchase of the remaining senior subordinated notes issued in 1999. In addition, our subordinated notes issued in 2003 carry a higher fixed interest rate (13.5%) than the retired notes. These increases were partially offset by lower interest expenses associated with term loan and revolver borrowings under our current credit facility.

     Income taxes – Income taxes for the 13 weeks ended March 30, 2004 and April 1, 2003 were calculated using the projected effective tax rate for fiscal 2004 and 2003, respectively, in accordance with SFAS No. 109 “Accounting for Income Taxes”. We estimate that in the fiscal year ending December 28, 2004, we will have an effective tax rate of approximately 18%. In the previous year’s first quarter, the Company estimated that its effective tax rate for the fiscal year ended December 30, 2003 would be 33%. The decrease in the projected effective tax rate is primarily due to the expected tax benefit associated with tax credits generated in 2004 as compared to no tax benefit recognized in the 13 week period ended April 1, 2003 with respect to tax credits. As a result of estimating that we will have a lower effective tax rate, a smaller tax benefit was recognized in the 2004 period.

     Other comprehensive income – The foreign currency translation adjustment reflects the Canadian dollar exchange rate versus the U.S. dollar at our Canadian operations.

Outlook

     The weak economy and related factors in the last several years have had an adverse impact on the levels of attendance at some sports events and in many convention center facilities we serve and on the levels of spending in the convention center facilities. Looking forward, we hope that economic conditions will improve, but we have no evidence that the remainder of 2004 will be significantly different from 2003.

Liquidity and Capital Resources

     For the 13 weeks ended March 30, 2004, net cash used in operating activities was $0.7 million compared to $5.0 million in the prior-year period. The $4.3 million increase in cash provided from the prior- year period was principally attributable to cash provided by working capital and other non-current assets and liabilities. The fluctuation in working capital was primarily due to the timing of vendor and other payments which can vary from quarter to quarter as a result of the number and timing of events at the facilities we serve.

     Net cash used in investing activities was $6.0 million for the 13 weeks ended March 30, 2004, primarily reflecting contract rights acquired for the renewal and/or acquisition of contracts. Of the $6.0 million, $3.5 million was the result of additions to contract rights related to two contracts which will be paid out in subsequent 2004 fiscal quarters. Adjusting for these future payments, cash used in investing activities was $2.5 million in the 2004 period as compared to $10.1 million in the prior-year period, primarily reflecting a higher level of investment in new contracts in the prior-year period.

     Net cash provided by financing activities was $4.6 million in the 13 weeks ended March 30, 2004 as compared to $16.1 million in the prior-year period. This decline mainly reflects lower net borrowings under our revolving credit facility primarily as a result of the increase in cash from operating activities discussed above. In addition, monthly dividend payments made to the holders of our common stock of approximately $5.0 million in the aggregate and additional expenses of approximately $0.6 million related to our IPO were paid during the current period. Also, during the 2004 period, we repaid the remaining $12.3 million in senior subordinated notes issued in 1999 at a price equal to 105.625% of the principal amount plus accrued interest. The total repayment of approximately $13.6 million had been set aside as restricted cash from the proceeds of the IPO in December 2003.

     As of March 30, 2004, we had $16.0 million in outstanding revolver loans as compared to $31.5 million in the 2003 period. We are also required to obtain performance bonds, bid bonds or letters of credit to secure our contractual obligations. As of March 30, 2004, we had requirements outstanding for performance bonds and letters of credit of $12.2 million and $16.4 million, respectively. Under our credit facility, we have an aggregate of $35.0 million available for letters of credit, subject to an overall borrowing limit of $50.0 million under the facility. As of March 30, 2004, we had approximately $17.6 million available to be borrowed.

Future Liquidity and Capital Resources

     We believe that cash flow from operating activities, together with borrowings available under the revolving credit facility, will be sufficient to fund our currently anticipated capital investment requirements, interest, dividend payments and working capital requirements. We anticipate net capital investments of $15.0 million in fiscal 2004, of which $2.5 million has been invested to date. In addition, as reported in our Form 10-K for fiscal 2003, we have renegotiated one of our major contracts resulting in the return to us of a portion of the amount initially invested to obtain the contract. As a result, $10.0 million has been reclassified on our balance sheet as of March 30, 2004 from contract rights to accounts receivable. The company intends to reinvest these funds in new contracts.

     We have future obligations for debt repayments, future minimum rental and similar commitments under non-cancelable operating leases as well as contingent obligations related to outstanding letters of credit and other contractual obligations. These obligations as of March 30, 2004 are summarized in the following tables:

Contractual Commitments

		Payments due by period
			(in millions)
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years
Long–term borrowings	$186.2	$16.0	$—	$65.0	$105.2
Insurance	9.6	4.6	4.1	0.6	0.3
Operating leases	1.8	0.6	1.1	0.1	—
Commissions and royalties	36.3	8.2	15.9	5.9	6.3
Capital commitments (1)	14.5	10.3	4.2	—	—
Other long-term obligations(2)	1.2	0.7	0.4	0.1	—

Total Contractual Obligations	$249.6	$40.4	$25.7	$71.7	$111.8

(1)	Represents capital commitments in connection with several long-term concession contracts.

(2)	Represents various long-term obligations reflected on the balance sheet.

		Payments due by period
			(in millions)
		Less than			More than
Other Commercial Commitments	Total	1 year	1-3 years	4-5 years	5 years
Letters of credit	$16.4	$16.4	$—	$—	$—

New Accounting Standards

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiary and applies immediately to variable interest entities created after January 31, 2003. In December 2003, the FASB revised certain provisions of FIN 46 and modified the effective date for all variable interest entities existing before January 31, 2003 to the first period ending after March 15, 2004. The adoption of FIN 46 did not have a material impact on our financial position or results of operations.

Forward Looking and Cautionary Statements

Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this Quarterly Report on Form 10-Q may include forward-looking statements which reflect our current views with respect to future events and financial performance. Statements which include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements or that could adversely affect the holders of our IDSs, subordinated notes and common stock. We believe that these factors include the following:

•	We have substantial indebtedness, which could restrict our ability to pay interest and principal on our subordinated notes and to pay dividends with respect to shares of our common stock represented by the IDSs and impact our financing options and liquidity position.

•	We may amend the terms of our credit facility, or we may enter into new agreements that govern our senior indebtedness, and the amended or new terms may significantly affect our ability to pay interest and dividends to IDS holders.

•	We are subject to restrictive debt covenants and other requirements related to our outstanding debt that limit our business flexibility by imposing operating and financial restriction on our operations.

•	We are a holding company and rely on dividends, interest and other payments, advances and transfers of funds from our subsidiaries to meet our debt service and other obligations.

•	Our interest expense may increase significantly and could cause our net income and distributable cash to decline significantly.

•	We may not generate sufficient funds from operations to pay our indebtedness at maturity or upon the exercise by holders of their rights upon a change of control.

•	The indenture governing our subordinated notes and our credit facility permit us to pay a significant portion of our free cash flow to stockholders in the form of dividends. Any amounts paid by us in the form of dividends will not be available in the future to satisfy our obligations under the subordinated notes.

•	The realizable value of our assets upon liquidation may be insufficient to satisfy claims.

•	Deferral of interest payments would have adverse tax consequences for holders of our subordinated notes and may adversely affect the trading price of the subordinated notes.

•	Because of the subordinated nature of the subordinated notes, holders of our subordinated notes may not be entitled to be paid in full, if at all, in a bankruptcy, liquidation or reorganization or similar proceeding.

•	The guarantees of the subordinated notes by our subsidiaries may not be enforceable.

•	Seasonality and variability of our businesses may cause volatility in the market value of our IDSs and may hinder our ability to make timely distributions on the IDSs.

•	The United States federal income tax consequences of the purchase, ownership and disposition of IDSs are unclear; different structures are currently being proposed by other registrants that may adversely affect our structure.

•	The Internal Revenue Service may not view the interest rate on the subordinated notes as an arm’s length rate.

•	Before our initial public offering, there was not a public market for our IDSs, shares of our common stock or subordinated notes. The price of the IDSs may fluctuate substantially, which could negatively affect IDS holders.

•	Future sales or the possibility of future sales of a substantial amount of IDSs, shares of our common stock or our subordinated notes may depress the price of our outstanding IDSs and the shares of our common stock and our subordinated notes.

•	Our restated certificate of incorporation and amended and restated by-laws and several other factors could limit another party’s ability to acquire us and deprive our investors of the opportunity to obtain a takeover premium for their securities.

•	If attendance or the number of events held at our clients’ facilities decreases, our net sales and cash flow may significantly decline.

•	The pricing and termination provisions of our contracts may constrain our ability to recover costs and to make a profit on our contracts.

•	We have a history of losses and may experience losses in the future.

•	We may not be able to recover our capital investments in clients’ facilities, which may significantly reduce our profits or cause losses.

•	If the sports team tenant of a facility we serve relocates or the ownership of a facility we serve changes, we may lose the contract for that facility.

•	If we were to lose any of our largest clients, our results of operations could be significantly harmed.

•	A contraction of MLB that eliminates any of the teams playing in any of the facilities we serve would likely have a material adverse effect on our results of operations.

•	We are subject to credit risks on contracts with financially insecure clients, and the bankruptcy of any significant client could have a material adverse effect on our results of operations.

•	We may not have sufficient funds available to make capital investments necessary to maintain relationships in clients’ facilities.

•	Possible increases in capital investments or commissions to renew existing client relationships may lower our operating results for such facilities.

•	Our historical growth rates may not be indicative of future results, given our new capital structure and dividend policy and our reliance on other financing sources.

•	If labor or other operating costs increase, we may not be able to effect a corresponding increase in the prices of our products and services, and our profitability may decline significantly.

•	We may incur significant liabilities or reputational harm if claims of illness or injury associated with our service of food and beverages to the public are brought against us.

•	The loss of any of our liquor licenses or permits would adversely affect our ability to carry out our business.

•	If one of our employees sells alcoholic beverages to an intoxicated or minor patron, we may be liable to third parties for the acts of the patron.

•	If we fail to comply with applicable governmental regulations, we may become subject to lawsuits and other liabilities or restrictions on our operations which could significantly reduce our net sales and cash flow and undermine the growth of our business.

•	We are subject to litigation, which, if determined adversely, could be material.

•	We may be subject to significant environmental liabilities.

•	We depend on a small executive management team, and the loss of any individual member of that team could adversely affect our business.

•	We depend on a small executive management team, and the loss of any individual member of that team could adversely affect our business.

•	We could incur significant liability for withdrawing from multi-employer pensions plans.

•	If we fail to remain competitive within our industry, we will not be able to maintain our clients or obtain new clients, which would materially adversely affect our financial condition, results of operations and liquidity.

•	An outbreak or escalation of any insurrection or armed conflict involving the United States or any other national or international calamity could significantly harm our business.

•	A terrorist attack on any facility which we serve, particularly large sports facilities, could significantly harm our business, and our client contracts do not provide for the recovery by us of our cost in the event of a terrorist attack on a facility.

•	We may not be able to obtain insurance, or to obtain insurance on commercially acceptable terms, which could result in a material adverse effect on our financial condition, results of operations or liquidity.

•	Weaker economic conditions within the United States or Canada could adversely affect our business.

•	Our net sales could decline if there were a labor stoppage affecting any of the sports teams at whose facilities we provide our services.

•	If we are unable reasonably promptly to reinvest any capital investment returned to us under any contract or in connection with any contract renegotiation, it could have a material adverse impact on our financial results.

Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     Interest rate risk – We are exposed to interest rate volatility with regard to our revolving credit facility borrowings. A change in interest rates of one percent on the outstanding revolver borrowings as of March 30, 2004 would cause a change in annual interest expense of approximately $0.2 million. While, our term loans and subordinated notes are fixed interest-rate debt obligations, fluctuating interest rates could result in material changes to the fair values of the embedded derivatives.

     Market risk – Changing market conditions that influence stock prices could have a negative impact on the value of our liability for derivatives resulting in a charge to our operating statement when the liability is marked to market each quarter.

     As of March 30, 2004, there have been no material changes, except as discussed above, in the quantitative and qualitative disclosures about market risk from the information presented in our Form 10-K for the year ended December 30, 2003.

Item 4. Controls and Procedures.

      Evaluation of disclosure controls and procedures. On April 30, 2004, we became aware that the SEC had raised certain matters with potential issuers of IDSs and similar securities. As a result, the Company re-analyzed certain features of the subordinated notes included within the IDSs and the right of the Company’s Initial Equity Investors to exchange a portion of their common stock for subordinated notes in order to create integral IDSs. Based on this analysis, the Company determined that these features should be valued separately as derivatives under Statement of Financial Accounting Standards (“SFAS”) Number 133, as amended and interpreted by SFAS No. 149. Immediately following this determination, the Company engaged valuation specialists to assist in determining the fair value of these derivatives. The accounting treatment as of March 30, 2004 and December 30, 2003 in the financial statements included in this Form 10-Q reflects this analysis. The Company understands that this is an evolving area and intends to work closely with its auditors to understand and incorporate any further developments into the preparation of its financial statements.

      We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our report under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 30, 2004. Except as described above, based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

     Except as described above, there was no change in our internal control over financial reporting during the first fiscal quarter of the year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. – Legal Proceedings

     As previously reported, two private corporations, Pharmacia Corp. and Solutia Inc., asserted a claim under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) against our subsidiary, Service America, and other parties for contribution to address past and future remediation costs at a site in Illinois. The site allegedly was used by, among others, a waste disposal business related to a predecessor for which Service America allegedly is responsible. In addition, the United States Environmental Protection Agency, asserting authority under CERCLA, recently issued a unilateral administrative order concerning the same Illinois site naming approximately 75 entities as respondents, including the plaintiffs in the CERCLA lawsuit against Service America and the waste disposal business for which the plaintiffs allege Service America is responsible. Service America believes that it has valid defenses to any claimed liability at this site (including discharge in bankruptcy related to certain bankruptcy proceedings filed in Connecticut in the 1990s).

     As a result, on May 14, 2004, Service America filed motions in the United States Bankruptcy Court for the District of Connecticut to enforce the discharge injunction entered in those bankruptcy proceedings with respect to these claims. Service America believes that its potential liability, if any, is not likely to be significant. However, because these claims are in their early stages, Service America cannot predict at this time whether it will eventually be held liable at this site or whether such liability will be material

     Except as described above, there have been no material developments in the claims and legal proceedings that the Company previously described in its Annual Report on Form 10-K. There are various claims and pending legal actions against or directly involving the Company which are incidental to the conduct of its business. It is the opinion of management, after considering a number of factors, including but not limited to the current status of any pending proceeding (including any settlement discussions), the views of retained counsel, the nature of the litigation, prior experience and the amounts that have accrued for known contingencies, that the ultimate disposition of any of these currently pending proceedings or contingencies will not have a material adverse effect on the Company’s financial condition or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(b)	Reports on Form 8-K:

On February 23, 2004, the Company filed a Form 8-K to provide a press release announcing its financial results for the quarter and fiscal year ended December 30, 2003.

On March 26, 2004, the Company filed a Form 8-K to provide a press release announcing the date of its first Annual Meeting of security holders as well as the record and payment dates for its April dividend.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 19, 2004.

VOLUME SERVICES AMERICA HOLDINGS, INC.

By:	/s/ Kenneth R. Frick

Name:	Kenneth R. Frick
Title:	Executive Vice President and Chief Financial Officer