Form 10-Q
period 2004-06-29
VOLUME SERVICES AMERICA HOLDINGS INC
filed 2004-08-13
CIK 1086774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(✓)	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 29, 2004 or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock of Volume Services America Holdings, Inc. outstanding as of August 10, 2004, was 22,524,992.

VOLUME SERVICES AMERICA HOLDINGS, INC.
INDEX

PART I FINANCIAL INFORMATION	2
Item 1. Financial Statements	2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	32
Item 4. Controls and Procedures	32
PART II OTHER INFORMATION	33
Item 1. Legal Proceedings	33
Item 6. Exhibits and Reports on Form 8-K	33
AMENDED & RESTATED EMPLOYMENT AGREEMENT
CERTIFICATION
CERTIFICATION
CERTIFICATION
CERTIFICATION

PART I

FINANCIAL INFORMATION

VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JUNE 29, 2004 AND DECEMBER 30, 2003

	June 29,	December 30,
	2004	2003
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,169	$22,929
Restricted cash	—	13,628
Accounts receivable, less allowance for doubtful accounts of $399 and $348 at June 29, 2004 and December 30, 2003, respectively	31,099	17,737
Merchandise inventories	17,822	14,865
Prepaid expenses and other	3,991	3,322
Deferred tax asset	4,397	4,121

Total current assets	90,478	76,602

PROPERTY AND EQUIPMENT:
Leasehold improvements	44,464	45,828
Merchandising equipment	56,505	54,635
Vehicles and other equipment	10,438	9,791
Construction in process	155	168

Total	111,562	110,422
Less accumulated depreciation and amortization	(61,469)	(57,671)

Property and equipment, net	50,093	52,751

OTHER ASSETS:
Contract rights, net	84,294	101,512
Restricted cash	8,420	8,420
Cost in excess of net assets acquired	46,457	46,457
Deferred financing costs, net	12,317	13,017
Trademarks	17,325	17,274
Deferred tax asset	6,139	2,790
Other	3,659	3,450

Total other assets	178,611	192,920

TOTAL ASSETS	$319,182	$322,273

VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)(UNAUDITED)
JUNE 29, 2004 AND DECEMBER 30, 2003

	June 29,	December 30,
	2004	2003
	(In thousands, except share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term note payable	$—	$4,000
Current maturities of long-term debt	—	12,250
Accounts payable	20,412	18,054
Accrued salaries and vacations	13,582	11,297
Liability for insurance	4,213	4,537
Accrued taxes, including income taxes	5,721	3,947
Accrued commissions and royalties	31,420	14,053
Liability for derivatives	4,409	2,654
Accrued interest	552	1,566
Accrued dividends	1,487	1,982
Other	5,412	5,082

Total current liabilities	87,208	79,422

LONG TERM LIABILITIES:
Long-term debt	170,245	170,245
Liability for insurance	6,030	4,245
Other liabilities	1,115	699

Total long-term liabilities	177,390	175,189

COMMITMENTS AND CONTINGENCIES

COMMON STOCK WITH CONVERSION OPTION, PAR VALUE $0.01, EXCHANGEABLE FOR SUBORDINATED DEBT	14,352	14,035

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value — authorized: 100,000,000 shares;
issued: 18,463,993 shares without conversion option; outstanding: 18,463,993 shares without conversion option	185	185
issued: 21,531,152 shares with conversion option; outstanding: 4,060,999 shares with conversion option	215	215
Additional paid-in capital	218,331	218,598
Accumulated deficit	(57,674)	(44,655)
Accumulated other comprehensive income	115	224
Treasury stock — at cost (17,470,153 shares)	(120,940)	(120,940)

Total stockholders’ equity	40,232	53,627

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$319,182	$322,273

See notes to consolidated financial statements.

VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED JUNE 29, 2004 AND JULY 1, 2003

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29,	July 1,	June 29,	July 1,
	2004	2003	2004	2003
	(In thousands, except share data)
Net sales	$173,725	$172,733	$271,961	$269,633
Cost of sales	140,546	140,664	222,693	222,319
Selling, general, and administrative	15,596	14,177	29,143	27,552
Depreciation and amortization	6,601	6,895	13,479	13,370
Contract related losses	121	537	121	647

Operating income	10,861	10,460	6,525	5,745
Interest expense	7,112	5,124	14,148	10,195
Other income, net	(38)	(14)	(95)	(19)

Income (loss) before income taxes	3,787	5,350	(7,528)	(4,431)
Income tax provision (benefit)	(1,547)	2,474	(3,625)	(762)

Net income (loss)	5,334	2,876	(3,903)	(3,669)
Accretion of conversion option	(317)	—	(317)	—

Net income (loss) available to common stock with or without the conversion option	5,017	2,876	(4,220)	(3,669)

Basic Net Income (Loss) per share with conversion option	$0.30	—	$(0.11)	—

Diluted Net Income (Loss) per share with conversion option	$0.30	—	$(0.11)	—

Basic Net Income (Loss) per share without conversion option	$0.22	$0.21	$(0.19)	$(0.27)

Diluted Net Income (Loss) per share without conversion option	$0.22	$0.21	$(0.19)	$(0.27)

Shares outstanding with conversion option	4,060,999	—	4,060,999	—
Shares outstanding without conversion option	18,463,993	13,612,829	18,463,993	13,612,829

Total weighted average shares outstanding	22,524,992	13,612,829	22,524,992	13,612,829

See notes to consolidated financial statements.

VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED) FOR THE PERIOD FROM DECEMBER 31, 2003 TO JUNE 29, 2004 AND THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 1, 2003 AND JUNE 29, 2004

	Common	Common	Common	Common
	Shares	Stock	Shares	Stock			Accumulated
	without	without	with	with	Additional		Other
	Conversion	Conversion	Conversion	Conversion	Paid-in	Accumulated	Comprehensive	Treasury
	Option	Option	Option	Option	Capital	Deficit	Income	Stock	Total
					(In thousands, except share data)
BALANCE, DECEMBER 30, 2003	18,463,993	$185	21,531,152	$215	$218,598	$(44,655)	$224	$(120,940)	$53,627
Payment of issuance costs	—	—	—	—	(267)	—	—	—	(267)
Foreign currency translation	—	—	—	—	—	—	(109)	—	(109)
Accretion of conversion option	—	—	—	—	—	(317)	—	—	(317)
Dividends declared	—	—	—	—	—	(8,919)	—	—	(8,919)
Net loss	—	—	—	—	—	(3,903)	—	—	(3,903)
Other	—	—	—	—	—	120	—	—	120

BALANCE, JUNE 29, 2004	18,463,993	$185	21,531,152	$215	$218,331	$(57,674)	$115	$(120,940)	$40,232

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29,	July 1,	June 29,	July 1,
	2004	2003	2004	2003
Net Income (Loss)	5,334	2,876	(3,903)	(3,669)
Other Comprehensive Income (Loss) - foreign currency translation adjustment	(116)	313	(109)	560

Comprehensive income (loss)	5,218	3,189	(4,012)	(3,109)

VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
TWENTY-SIX WEEK PERIODS ENDED JUNE 29, 2004 AND JULY 1, 2003

	Twenty-six Weeks Ended
	June 29,	July 1,
	2004	2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,903)	$(3,669)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,479	13,370
Amortization of deferred financing costs	1,051	715
Derivative non-cash interest	1,875	—
Contract related losses	121	647
Noncash compensation	—	(96)
Deferred tax change	(3,625)	(762)
Gain (loss) on disposition of assets	7	(65)
Other	(109)	560
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(13,362)	(4,806)
Merchandise inventories	(2,957)	(4,699)
Prepaid expenses	(669)	(1,547)
Other assets	9,400	(1,628)
Increase in liabilities:
Accounts payable	2,258	3,576
Accrued salaries and vacations	2,285	3,168
Liability for insurance	1,461	440
Accrued commissions and royalties	13,367	10,394
Other liabilities	954	2,240

Net cash provided by operating activities	21,633	17,838

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(3,119)	(4,710)
Proceeds from sale of property and equipment	90	—
Contract rights acquired, net	(1,958)	(10,481)
Return of unamortized capital investment	6,148	—

Net cash provided by (used) in investing activities	1,161	(15,191)

VOLUME SERVICES AMERICA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)(UNAUDITED)
TWENTY-SIX WEEK PERIODS ENDED JUNE 29, 2004 AND JULY 1, 2003

	Twenty-six Weeks Ended
	June 29,	July 1,
	2004	2003
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings — revolving loans	$(4,000)	$500
Principal payments on long-term debt	—	(575)
Payments of financing costs	(351)	—
Payments of debt issuance costs	(267)	—
Principal payments to redeem senior subordinated notes	(12,250)	—
Transfers from restricted cash	13,628	—
Dividend payments	(9,414)	—
Increase in bank overdrafts	100	2,219

Net cash provided by (used in) financing activities	(12,554)	2,144

INCREASE IN CASH AND CASH EQUIVALENTS:	10,240	4,791
CASH AND CASH EQUIVALENTS:
Beginning of period	22,929	10,374

End of period	$33,169	$15,165

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash operating and investing activities:
Capital investment commitment	$4,500	$—

See notes to consolidated financial statements.

VOLUME SERVICES AMERICA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TWENTY-SIX WEEK PERIODS ENDED JUNE 29, 2004 AND JULY 1, 2003

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

     The results of operations for the 26 week period ended June 29, 2004 are not necessarily indicative of the results to be expected for the 52 week fiscal year ending December 28, 2004 due to the seasonal aspects of the business. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 30, 2003 included in the Company’s annual report on Form 10-K.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     There have not been any changes in our significant accounting policies disclosed in the 2003 Form 10-K.

     Accounts Receivable – As of June 29, 2004, approximately $10.0 million was reclassified from contract rights to accounts receivable representing future return of amounts paid for contract rights due to the renegotiation of a client contract. Subsequently, $5.0 million of the $10.0 million has been received by the Company, with the remaining balance due in the Company’s fourth quarter of fiscal 2004.

     Contract Rights – As of June 29, 2004, contract rights reflects the return of approximately $6.2 million as a result of a client exercising the right to return the unamortized portion of the Company’s capital investment made to acquire the contract. Additionally, as discussed above, $10.0 million was reclassified from contract rights to accounts receivable.

     Cost in Excess of Net Assets Acquired and Trademarks –The Company has performed its annual impairment tests of goodwill and trademarks as of March 30, 2004 in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and determined that no impairment exists. There have been no events since March 30, 2004 that would cause the Company to have to reassess the carrying value of these assets.

     Insurance – At the beginning of fiscal 2002, the Company adopted a high deductible insurance program for general liability, auto liability and workers’ compensation risk. From 1999 through 2001, the Company had a premium-based insurance program for general liability, automobile liability and workers’ compensation risk. Management establishes a reserve for its deductible and self-insurance programs considering a number of factors, including historic experience and an actuarial assessment of the liabilities for reported claims and claims incurred but not reported. The estimated liabilities for these programs are then discounted (using rates between 1.46 percent and 4.29 percent at December 30, 2003 and 2.20 percent and 4.70 percent at June 29, 2004), to their present value based on expected loss payment patterns determined by experience. The total discounted liabilities for these programs recorded by the Company at December 30, 2003 and June 29, 2004 were $7,734,000 and $8,275,000, respectively. The related undiscounted amounts were $8,232,000 and $8,874,000 respectively.

     The employee health self-insurance liability is based on claims filed and estimates for claims incurred but not reported. The total liabilities recorded by the Company at December 30, 2003 and June 29, 2004 were $1,319,000 and $1,785,000, respectively.

     Accounting Treatment for IDSs and Common Stock Owned by Initial Equity Investors. The Company’s income deposit securities (“IDSs”) include common stock and subordinated notes, the latter of which has three embedded derivative features. The embedded derivative features include a call option, a change of control put option, and a term-extending option on the notes. The call option allows the Company to repay the principal amount of the subordinated notes after the fifth anniversary of the issuance, provided that the Company also pays all of the interest that would have been paid during the initial 10-year term of the notes, discounted to the date of repayment at a risk-free rate. Under the change of control put option, the holders have the right to cause the Company to repay the subordinated notes at 101% of face value upon a change of control, as defined in the subordinated note agreement. The term-extending option allows the Company to unilaterally extend the term of the subordinated notes for two five-year periods at the end of the initial 10-year period provided that it is in compliance with the requirements of the indenture. The Company has accounted for these embedded derivatives in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. Based on a derivative valuation specialist’s review of the call option and the change of control put option, the Company has determined that they are immaterial in the current period and have not been separately accounted for. The Company has the call option and the change of control put option fair valued at each reporting period and records the derivatives at their fair value if the fair value is material. As for the term-extending option, the Company concluded that it is clearly and closely related to the underlying debt and therefore it is not bifurcated and accounted for as a derivative instrument separately.

     In connection with the initial public offering (“IPO”), those investors who held stock prior to the IPO (the “Initial Equity Investors”) entered into an amended and restated stockholders agreement, which provides that, upon any post-offering sale of common stock by the Initial Equity Investors, at the option of the Initial Equity Investors, the Company will exchange a portion of it’s common stock for subordinated notes at an exchange rate of $9.30 principal amount of subordinated notes for each share of common stock (so that, after such exchange, the Initial Equity Investors will have shares of common stock and subordinated notes in the appropriate proportions to represent integral numbers of IDSs). The Company has concluded that the portion of the Initial Equity Investor’s common stock exchangeable for subordinated debt should be classified on its consolidated balance sheet according to the guidance provided by Accounting Series Release No. 268 (FRR Section 211), Redeemable Preferred Stocks. Accordingly, the Company has recorded $14.4 million as “Common stock with conversion option exchangeable for subordinated debt” on the balance sheet. This amount was accreted to the face amount due of $14.4 million using the effective interest method over the life of the 180 day lock-up period. The accretion of approximately $300,000 was a deemed dividend to the Initial Equity Investors. In addition, the Company has determined that the option conveyed to the Initial Equity Investors to exchange common stock for subordinated debt in order to form IDSs is an embedded derivative in accordance with Paragraph 12 of SFAS No. 133. The Company has recorded a liability for the fair value of this embedded derivative of approximately $4.4 million as of June 29, 2004, an increase of $1.8 million from December 30, 2003. This liability is fair-valued each reporting period with the change in the fair value recorded in interest expense in the accompanying consolidated statement of operations.

     The common stock held by the Initial Equity Investors has been treated as a separate class of common stock for presentation of earnings per share at June 29, 2004. Although the common stock held by the Initial Equity Investors is part of the same class of stock as the common stock included in the IDSs for purposes of Delaware corporate law, the right to convert that is granted in our amended and restated stockholders agreement as described above causes the stock held by the Initial Equity Investors to have features of a separate class of stock for accounting purposes. The deemed dividend of $300,000 conveyed to the Initial Equity Investors discussed above requires a two class earnings per share calculation. Accordingly, at June 29, 2004, the Company has shown separate earnings per share for the stock held by the Initial Equity Investors and the stock included in the IDSs.

     The Company understands that the SEC and representatives of other potential issuers of IDS securities have engaged in discussions since the spring of 2004 concerning the appropriate accounting for certain features of securities similar to the IDSs. In response to some of the issues raised in these discussions, the Company made certain changes in the accounting for the IDSs in the Quarterly Report on Form 10-Q for the quarter ended March 30, 2004 (the “March 10-Q”). The Company has made further changes in the accounting for the IDSs in this Quarterly Report on Form 10-Q for the quarter ended June 29, 2004 (this “June 10-Q”) in response to issues raised subsequent to the filing of the March 10-Q and the release of the Company’s earnings for the second fiscal quarter. The changes made primarily relate to reclassifying, as of December 30, 2003, $14.0 million from accumulated deficit to “common stock with conversion option exchangeable for subordinated debt.” The changes also include treating the conversion rights granted to the Initial Equity Investors as a dividend paid to the Initial Equity Investors and treating the stock owned by them as a separate class of stock for presentation of earnings per share. The relevant accounting principles are discussed above.

     Because the discussions with the SEC are ongoing and the Company is continuing to review the issues raised in these discussions, there can be no assurance that the Company will not need to make further changes that could have a material impact on the financial statements, including the financial statements for the year ended December 30, 2003 and the first and second quarters of fiscal 2004. It is possible that the Company will need to amend the Annual Report on Form 10-K for the year ended December 30, 2003 and the 2004 quarterly reports when the Company has a greater certainty concerning the issues being discussed with the SEC and the applicability of these issues to the Company.

     Interest expense – Interest expense for the 26 weeks ended June 29, 2004 includes $1.2 million in expenses, including $0.3 million of amortization expense, related to the repurchase of the remaining senior subordinated notes under our old 1999 indenture. In addition, the change in the fair value of the Company’s derivatives of $1.8 million was recorded in interest expense.

     Income Taxes – The provision (benefit) for income taxes includes federal, state and foreign taxes currently payable, and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance is established for deferred tax assets when it is more likely than not that the benefits of such assets will not be realized.

     Income taxes for the 26 weeks ended June 29, 2004 and July 1, 2003 were calculated using the projected effective tax rate for fiscal 2004 and 2003, respectively, in accordance with SFAS No. 109 “Accounting for Income Taxes”. The Company estimates that in the fiscal year ending December 28, 2004, it will have an effective tax rate of approximately 48%. In the previous year, the Company estimated that its effective tax rate for the fiscal year ended December 30, 2003 would be 17%. The increase in the projected effective tax rate is primarily due to the non-cash interest charge related to the Company’s derivatives.

     The Company accounted for its issuance of IDSs in December 2003 by allocating the proceeds for each IDS to the underlying stock and subordinated notes based upon the relative fair values of each at that time. Accordingly, the portion of the aggregate IDSs outstanding that represents subordinated notes has been accounted for by the Company as long-term debt bearing a stated interest rate of 13.5% maturing on December 10, 2013. During the 26 weeks ended June 29, 2004, the Company deducted interest expense of approximately $3.6 million on the subordinated notes from taxable income for U.S. federal and state income tax purposes. There can be no assurances that the Internal Revenue Service or the courts will not seek to challenge the treatment of these notes as debt or the amount of interest expense deducted, although to date the Company has not been notified that the notes should be treated as equity rather than debt for U.S. federal and state income tax purposes. If the notes were reclassified as equity, the cumulative interest expense associated with the notes of approximately $7.9 million would not be deductible from taxable income. While the additional tax due to the federal and state authorities would be approximately $40,000 based on the Company’s estimate that it will generate a tax loss for the 26 week period ended June 29, 2004, such reclassification would cause the Company to utilize more of its deferred tax assets at a faster rate than it otherwise would. The Company has not recorded a liability for any potential disallowance of this deduction.

     Reclassifications – Certain amounts in 2003 have been reclassified to conform to the financial statement presentation used in 2004. (See Note 2 regarding “Accounting Treatment for IDSs and Common Stock owned by Initial Equity Investors”).

     New Accounting Standards – In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiary and applies immediately to variable interest entities created after January 31, 2003. In December 2003, the FASB revised certain provisions of FIN 46 and modified the effective date for all variable interest entities existing before January 31, 2003 to the first period ending after March 15, 2004, except in the case of special purpose entities. The adoption of FIN 46 did not impact the Company’s consolidated financial position or consolidated results of operations.

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

     Except as described above, there have been no material developments in the claims and legal proceedings that the Company previously described in its 2003 Annual Report on Form 10-K. There are various claims and pending legal actions against or directly involving the Company which are incidental to the conduct of its business. It is the opinion of management, after considering a number of factors, including but not limited to the current status of any pending proceeding (including any settlement discussions), the views of retained counsel, the nature of the litigation, prior experience and the amounts that have accrued for known contingencies, that the ultimate disposition of any of these currently pending proceedings or contingencies will not have a material adverse effect on the Company’s financial condition or results of operations.

4. ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS

     The Company follows the provisions of SFAS No. 133, as interpreted and amended. Certain provisions of the subordinated notes contain embedded derivatives as discussed in Note 2 that are required to be bifurcated and accounted for at fair value at each reporting period, with changes in fair value recorded in earnings for that reporting period. One of the embedded derivatives is the right of the holders to force the Company to redeem the notes at 101% of the face value in the event of a change in control, as defined in the subordinated note agreement. The other embedded derivative is the right of the Company to call the subordinated notes after the fifth year, provided that all interest for the remaining term of the initial 10-year term of the notes, discounted at a risk-free rate is paid to the note holders. As of June 29, 2004, these two embedded derivatives were fair valued and determined to be immaterial. Consequently, these derivatives have not been separated from the subordinated notes at the present time. The Company fair values these derivatives to market each reporting period and records the derivatives at their fair value if they are determined to be material. The Company has determined that the Company’s unilateral option to extend the term of the notes is not separable from the underlying notes and accordingly the Company has not separately accounted for this embedded derivative.

     In addition, the initial equity investors have the option to convert common stock into subordinated notes at a predetermined rate of $9.30 of subordinated notes for each share of common stock. The Company has determined that this is an embedded derivative under SFAS 133, as interpreted and amended, and has recorded approximately $4.4 million as of June 29, 2004 as a liability for derivatives on the balance sheet. Each reporting period this option is fair valued and any change in the underlying value is recorded in interest expense on the accompanying consolidated statement of operations. In the 26 weeks ended June 29, 2004, a charge of approximately $1.8 million was recorded to reflect the change in the fair value of the option during the period.

5. SUPPLEMENTAL CASH FLOW INFORMATION

     In December of 2003, in connection with the Company’s IPO, all but $12,250,000 of its 11 1/4% senior subordinated notes issued in 1999 were repaid. In March 2004, the remaining $12,250,000 was repaid at a price equal to 105.625% of the principal amount plus accrued interest. The total repayment cost of $13,628,000 had been set aside from the proceeds of the IPO and recorded in current assets as restricted cash on the Company’s balance sheet at December 30, 2003. Interest expense of approximately $0.9 million associated with the 1999 senior subordinated notes was recorded in the 26 weeks ended June 29, 2004.

6. DEMAND FOR REGISTRATION

     Under the Registration Rights Agreement between the Company and the Initial Equity Owners, the Company agreed to file a registration statement and undertake a public offering of the remaining interests of the Initial Equity Owners in the Company upon written demand from the Initial Equity Owners. In June 2004, the Initial Equity Owners exercised their demand registration rights and the Company intends to file a registration statement covering the interests of the Initial Equity Owners. The Company has agreed to pay all costs and expenses in connection with such registration, except underwriting discounts and commissions applicable to the securities sold.

     Pursuant to the terms of the amended and restated stockholders agreement with the Initial Equity Owners, the Company anticipates that the underwriters in the offering will exchange 1,543,180 shares of common stock for $14.4 million aggregate principal amount of subordinated notes. The Company anticipates that the underwriters will then make 2,517,817 IDS units available for sale to the public, consisting of 2,517,817 shares of common stock purchased from the Initial Equity Owners and the $14.4 million aggregate principal amount of subordinated notes.

7. NON-GUARANTOR SUBSIDIARIES FINANCIAL STATEMENTS

     The Company’s 13.5% subordinated notes with a principal amount of $105,245,000 governed by the Company’s indenture entered into in 2003, are jointly and severally guaranteed by each of VSAH’s (the issuer) direct and indirect wholly owned subsidiaries, except for certain non-wholly owned U.S. subsidiaries and one non-U.S. subsidiary. The redeemed $100,000,000 in 11 1/4% senior subordinated notes governed by the Company’s old 1999 indenture, were jointly guaranteed by VSAH and all of the subsidiaries of Volume Services America (the issuer), except for certain non-wholly owned U.S. subsidiaries and one non-U.S. subsidiary. The following table sets forth the condensed consolidating financial statements of VSAH as of June 29, 2004 and December 30, 2003 (in the case of the balance sheets) and for the 13 and 26 week periods ended June 29, 2004 and July 1, 2003 (in the case of the statements of operations and comprehensive income [loss]) and for the 26 week periods ended June 29, 2004 and July 1, 2003 (in the case of the statement of cash flows).

Consolidating Condensed Balance Sheet, June 29, 2004

	Issuer
	and
	Combined	Combined
	Guarantor	Non-guarantor
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
		(In thousands)
Assets
Current assets:
Cash and cash equivalents	$32,912	$257	$—	$33,169
Accounts receivable	29,427	1,672	—	31,099
Other current assets	30,043	1,431	(5,264)	26,210

Total current assets	92,382	3,360	(5,264)	90,478
Property and equipment	46,637	3,456	—	50,093
Contract rights, net	83,553	741	—	84,294
Cost in excess of net assets acquired, net	46,457	—	—	46,457
Other assets	47,087	773	—	47,860

Total assets	$316,116	$8,330	$(5,264)	$319,182

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Intercompany liabilities	$—	$5,264	$(5,264)	$—
Other current liabilities	83,907	3,301	—	87,208

Total current liabilities	83,907	8,565	(5,264)	87,208
Long-term debt	170,245	—	—	170,245
Other liabilities	7,145	—	—	7,145

Total liabilities	261,297	8,565	(5,264)	264,598

Common stock with conversion option, par value $0.01, exchangeable for subordinated debt	14,352	—	—	14,352

Stockholders’ equity (deficiency):
Common stock	400	—	—	400
Additional paid-in capital	218,331	—	—	218,331
Accumulated deficit	(57,324)	(350)	—	(57,674)
Treasury stock and other	(120,940)	115	—	(120,825)

Total stockholders’ equity (deficiency)	40,467	(235)	—	40,232

Total liabilities and stockholders’ equity (deficiency)	$316,116	$8,330	$(5,264)	$319,182

Consolidating Condensed Statement of Operations and Comprehensive Income
Thirteen Week Period Ended June 29, 2004

	Issuer and
	Combined	Combined
	Guarantor	Non-guarantor
	Subsidiaries	Subsidiaries	Consolidated
		(In thousands)
Net sales	$164,334	$9,391	$173,725
Cost of sales	132,899	7,647	140,546
Selling, general, and administrative	14,580	1,016	15,596
Depreciation and amortization	6,353	248	6,601
Contract related losses	121	—	121

Operating income	10,381	480	10,861
Interest expense	7,112	—	7,112
Other income, net	(37)	(1)	(38)

Income before income taxes	3,306	481	3,787
Income tax benefit	(1,547)	—	(1,547)

Net income	4,853	481	5,334
Other comprehensive loss - foreign currency translation adjustment	—	(116)	(116)

Comprehensive income	$4,853	$365	$5,218

Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
Twenty-six Week Period Ended June 29, 2004

	Issuer and
	Combined	Combined
	Guarantor	Non-guarantor
	Subsidiaries	Subsidiaries	Consolidated
		(In thousands)
Net sales	$253,283	$18,678	$271,961
Cost of sales	206,972	15,721	222,693
Selling, general, and administrative	27,113	2,030	29,143
Depreciation and amortization	12,983	496	13,479
Contract related losses	121	—	121

Operating income	6,094	431	6,525
Interest expense	14,148	—	14,148
Other income, net	(93)	(2)	(95)

Income (loss) before income taxes	(7,961)	433	(7,528)
Income tax benefit	(3,625)	—	(3,625)

Net income (loss)	(4,336)	433	(3,903)
Other comprehensive loss - foreign currency translation adjustment	—	(109)	(109)

Comprehensive income (loss)	$(4,336)	$324	$(4,012)

Consolidating Condensed Statement of Cash Flows
Twenty-six Week Period Ended June 29, 2004

	Issuer and
	Combined	Combined
	Guarantor	Non-guarantor
	Subsidiaries	Subsidiaries	Consolidated
		(In thousands)
Cash Flows Provided by Operating Activities	$21,224	$409	$21,633

Cash Flows from Investing Activities:
Purchase of property and equipment, net	(2,647)	(472)	(3,119)
Proceeds from sale of property and equipment	3	87	90
Contract rights acquired, net	(1,958)	—	(1,958)
Return of unamortized capital investment	6,148	—	6,148

Net cash provided by (used in) investing activities	1,546	(385)	1,161

Cash Flows from Financing Activities:
Net repayments — revolving loans	(4,000)	—	(4,000)
Payments of financing costs	(351)	—	(351)
Payments of debt issuance costs	(267)	—	(267)
Principal payments to redeem senior subordinated notes	(12,250)	—	(12,250)
Restricted cash	13,628	—	13,628
Dividend payments	(9,414)	—	(9,414)
Increase in bank overdrafts	100	—	100

Net cash used in financing activities	(12,554)	—	(12,554)

Increase in cash and cash equivalents	10,216	24	10,240
Cash and cash equivalents — beginning of period	22,696	233	22,929

Cash and cash equivalents — end of period	$32,912	$257	$33,169

Consolidating Condensed Balance Sheet, December 30, 2003

	Issuer
	and
	Combined	Combined
	Guarantor	Non-guarantor
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
		(In thousands)
Assets
Current assets:
Cash and cash equivalents	$22,696	$233	$—	$22,929
Restricted cash	13,628	—	—	13,628
Accounts receivable	15,619	2,118	—	17,737
Other current assets	27,993	1,586	(7,271)	22,308

Total current assets	79,936	3,937	(7,271)	76,602
Property and equipment	49,240	3,511	—	52,751
Contract rights, net	100,571	941	—	101,512
Cost in excess of net assets acquired, net	46,457	—	—	46,457
Other assets	44,939	12	—	44,951

Total assets	$321,143	$8,401	$(7,271)	$322,273

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Intercompany liabilities	$—	$7,271	$(7,271)	$—
Other current liabilities	77,842	1,580	—	79,422

Total current liabilities	77,842	8,851	(7,271)	79,422
Long-term debt	170,245	—	—	170,245
Other liabilities	4,944	—	—	4,944

Total liabilities	253,031	8,851	(7,271)	254,611

Common stock with conversion option, par value $0.01, exchangeable for subordinated debt	14,035	—	—	14,035

Stockholders’ equity (deficiency):
Common stock	400	—	—	400
Additional paid-in capital	218,598	—	—	218,598
Accumulated deficit	(43,981)	(674)	—	(44,655)
Treasury stock and other	(120,940)	224	—	(120,716)

Total stockholders’ equity (deficiency)	54,077	(450)	—	53,627

Total liabilities and stockholders’ equity (deficiency)	$321,143	$8,401	$(7,271)	$322,273

Consolidating Condensed Statement of Operations and Comprehensive Income
Thirteen Week Period Ended July 1, 2003

		Issuer and
		Combined	Combined
	Volume	Guarantor	Non-guarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated
		(In thousands)
Net sales	$—	$162,048	$10,685	$—	$172,733
Cost of sales	—	131,687	8,977	—	140,664
Selling, general, and administrative	—	12,985	1,192	—	14,177
Depreciation and amortization	—	6,714	181	—	6,895
Contract related losses	—	537	—	—	537

Operating income	—	10,125	335	—	10,460
Interest expense	—	5,124		—	5,124
Other income, net	—	(12)	(2)	—	(14)

Income before income taxes	—	5,013	337	—	5,350
Income tax provision	—	2,474	—	—	2,474

Equity in loss of subsidiaries	2,876	—	—	(2,876)	—

Net income	2,876	2,539	337	(2,876)	2,876
Other comprehensive income - foreign currency translation adjustment	—	—	313	—	313

Comprehensive income	$2,876	$2,539	$650	$(2,876)	$3,189

Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
Twenty-six Week Period Ended July 1, 2003

		Issuer and
		Combined	Combined
	Volume	Guarantor	Non-guarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated
		(In thousands)
Net sales	$—	$252,704	$16,929	$—	$269,633
Cost of sales	—	207,735	14,584	—	222,319
Selling, general, and administrative	—	25,604	1,948	—	27,552
Depreciation and amortization	—	13,000	370	—	13,370
Contract related losses	—	647	—	—	647

Operating income	—	5,718	27	—	5,745
Interest expense	—	10,195		—	10,195
Other income, net	—	(14)	(5)	—	(19)

Income (loss) before income taxes	—	(4,463)	32	—	(4,431)
Income tax benefit	—	(762)	—	—	(762)

Equity in loss of subsidiaries	(3,669)	—	—	3,669	—

Net income (loss)	(3,669)	(3,701)	32	3,669	(3,669)
Other comprehensive income - foreign currency translation adjustment	—	—	560	—	560

Comprehensive income (loss)	$(3,669)	$(3,701)	$592	$3,669	$(3,109)

Consolidating Condensed Statement of Cash Flows
Twenty-six Week Period Ended July 1, 2003

		Issuer and
		Combined	Combined
	Volume	Guarantor	Non-guarantor
	Holdings	Subsidiaries	Subsidiaries	Consolidated
		(In thousands)
Cash Flows Provided by Operating Activities	$—	$17,707	$131	$17,838

Cash Flows from Investing Activities:
Purchase of property and equipment, net	—	(4,511)	(199)	(4,710)
Contract rights acquired, net	—	(10,481)	—	(10,481)

Net cash used in investing activities	—	(14,992)	(199)	(15,191)

Cash Flows from Financing Activities:
Net borrowings — revolving loans	—	500	—	500
Principal payments on long-term debt	—	(575)	—	(575)
Increase in bank overdrafts	—	2,219	—	2,219

Net cash provided by financing activities	—	2,144	—	2,144

Increase (decrease) in cash and cash equivalents	—	4,859	(68)	4,791
Cash and cash equivalents — beginning of period	—	10,150	224	10,374

Cash and cash equivalents — end of period	$—	$15,009	$156	$15,165

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

     The following discussion and analysis of our results of operations and financial condition for the 26 weeks ended June 29, 2004 and July 1, 2003 should be read in conjunction with our audited financial statements, including the related notes, for the fiscal year ended December 30, 2003 included in our annual report on Form 10-K. The following data have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States.

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

We believe that our critical accounting policies, involving significant estimates, uncertainties and susceptibility to change, include the following:

•	Recoverability of Property and Equipment, Contract Rights, Cost in Excess of Net Assets Acquired (Goodwill) and Other Intangible Assets. As of June 29, 2004, net property and equipment of $50.1 million and net contract rights of $84.3 million were recorded. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, we evaluate long-lived assets with definite lives for possible impairment when an event occurs which would indicate that its carrying amount may not be recoverable. The impairment analysis is made at the contract level and evaluates the net property and equipment as well as the contract rights related to that contract. The undiscounted future cash flows from a contract are compared to the carrying value of the related long-lived assets. If the undiscounted future cash flows are lower than the carrying value, an impairment charge is recorded. The amount of the impairment charge is equal to the difference between the balance of the long-lived assets and the future discounted cash flows related to the assets (using a rate based on our incremental borrowing rate). Because we base our estimates of undiscounted future cash flows on past operating performance, including anticipated labor and other cost increases, and prevailing market conditions, we cannot assure you that our estimates are achievable. Different conditions or assumptions, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our evaluation and our financial condition or future results of operations. Events that would trigger an evaluation at the contract level include the loss of a tenant team, intent to cease operations at a facility due to contract termination or other means, the bankruptcy of a client, discontinuation of a sports league or a significant increase in competition that could reduce the future profitability of the contract, among others. As of June 29, 2004, net goodwill of $46.5 million and other intangible assets (trademarks) of $17.3 million were recorded. In accordance with SFAS No. 142, on an annual basis, we test our indefinite-lived intangible assets (goodwill and trademarks) for impairment. Additionally, goodwill is tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have determined that the reporting unit for testing the goodwill for impairment is VSAH. In performing the annual goodwill assessment, we compare the fair value of VSAH to its net asset carrying amount, including goodwill and trademarks. If the fair value of VSAH exceeds the carrying amount, then it is determined that goodwill is not impaired. Should the carrying amount exceed the fair value, then we would need to perform the second step in the impairment test to determine the amount of the goodwill write-off. Fair value for these tests is determined based upon a discounted cash flow model, using a rate based on our incremental borrowing rate. Because we base our estimates of cash flows on past operating performance, including anticipated labor and other cost increases and prevailing market conditions, we cannot assure you that our estimates are achievable. Different conditions or assumptions, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our evaluation and on our financial condition or future results of operations. In performing the annual trademark assessment, management compares the fair value of the intangible asset to its carrying value. Fair value is determined based on a discounted cash flow model, using a rate based on our incremental borrowing rate. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss will be recognized for the excess amount. If the fair value is greater than the carrying amount, no further assessment is performed. We have performed our annual assessments of goodwill and trademarks on March 30, 2004 and determined that no impairment exists.

•	Insurance. We have a high-deductible insurance program for general liability, auto liability and workers’ compensation risk. We are required to estimate and accrue for the amount of losses that we expect to incur and will ultimately have to pay for under the deductible during the policy year. These amounts are recorded in cost of sales and selling, general and administrative expenses on the statement of operations and accrued liabilities and long-term liabilities on the balance sheet. Our estimates consider a number of factors, including historic experience and an actuarial

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

•	Accounting Treatment for IDSs and Common Stock Owned by Initial Equity Investors. Our income deposit securities (“IDSs”) include common stock and subordinated notes, the latter of which has three embedded derivative features. The embedded derivative features include a call option, a change of control put option, and a term-extending option on the notes. The call option allows us to repay the principal amount of the subordinated notes after the fifth anniversary of the issuance, provided that we also pays all of the interest that would have been paid during the initial 10-year term of the notes, discounted to the date of repayment at a risk-free rate. Under the change of control put option, the holders have the right to cause us to repay the subordinated notes at 101% of face value upon a change of control, as defined in the subordinated note agreement. The term-extending option allows us to unilaterally extend the term of the subordinated notes for two five-year periods at the end of the initial 10-year period provided that we are in compliance with the requirements of the indenture. We have accounted for these embedded derivatives in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. Based on a derivative valuation specialist’s review of the call option and the change of control put option, we have determined that they are immaterial in the current period and have not been separately accounted for. We have the call option and the change of control put option fair valued at each reporting period and record the derivatives at their fair value if the fair value is material. As for the term-extending option, we have concluded that it is clearly and closely related to the underlying debt and therefore it is not bifurcated and accounted for as a derivative instrument separately.

         In connection with the initial public offering (“IPO”), those investors who held stock prior to the IPO (the “Initial Equity Investors”) entered into an amended and restated stockholders agreement, which provides that, upon any post-offering sale of common stock by the Initial Equity Investors, at the option of the Initial Equity Investors, we will exchange a portion of their common stock for subordinated notes at an exchange rate of $9.30 principal amount of subordinated notes for each share of common stock (so that, after such exchange, the Initial Equity Investors will have shares of common stock and subordinated notes in the appropriate proportions to represent integral numbers of IDSs). We have concluded that the portion of the Initial Equity Investor’s common stock exchangeable for subordinated debt should be classified on its consolidated balance sheet according to the guidance provided by Accounting Series Release No. 268 (FRR Section 211), Redeemable Preferred Stocks. Accordingly, we have recorded $14.4 million as “Common stock with conversion option exchangeable for subordinated debt” on the balance sheet. This amount was accreted to the face amount due of $14.4 million using the effective interest method over the life of the 180 day lock-up period. The accretion of approximately $300,000 was a deemed dividend to the Initial Equity Investors. In addition, we have determined that the option conveyed to the Initial Equity Investors to exchange common stock for subordinated debt in order to form IDSs is an embedded derivative in accordance with Paragraph 12 of SFAS No. 133. We have recorded a liability for the fair value of this embedded derivative of approximately $4.4 million as of June 29, 2004, an increase of $1.8 million from December 30, 2003. This liability is fair-valued each reporting period with the change in the fair value recorded in interest expense in the accompanying consolidated statement of operations.

         The common stock held by the Initial Equity Investors has been treated as a separate class of common stock for presentation of earnings per share at June 29, 2004. Although the common stock held by our Initial Equity Investors is part of the same class of stock as the common stock included in our IDSs for purposes of Delaware corporate law, the right to convert that is granted in our amended and restated stockholders agreement as described above causes the stock held by the Initial Equity Investors to have features of a separate class of stock for accounting purposes. The deemed dividend of $300,000 conveyed to the Initial Equity Investors discussed above requires a two class earnings per share calculation. Accordingly, at June 29, 2004, we have shown separate earnings per share for the stock held by the Initial Equity Investors and the stock included in our IDSs.

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

         We accounted for the issuance of IDSs in December 2003 by allocating the proceeds for each IDS to the underlying stock and subordinated notes based upon the relative fair values of each at that time. Accordingly, the portion of the aggregate IDSs outstanding that represents subordinated notes has been accounted for as long-term debt bearing a stated interest rate of 13.5% maturing on December 10, 2013. There can be no assurances that the Internal Revenue Service or the courts will not seek to challenge the treatment of these notes as debt or the amount of interest expense deducted, although to date we have not been notified that the notes should be treated as equity rather than debt for U.S. federal and state income tax purposes. Such reclassification would cause us to utilize at a faster rate more of our deferred tax assets than we otherwise would.

Ongoing Discussions Regarding Accounting Treatment of IDSs

      We understand that the SEC and representatives of other potential issuers of IDS securities have engaged in discussions since the spring of 2004 concerning the appropriate accounting for certain features of securities similar to our IDSs. In response to some of the issues raised in these discussions, we made certain changes in our accounting for our IDSs in our Quarterly Report on Form 10-Q for the quarter ended March 30, 2004 (the “March 10-Q”). We are making further changes in our accounting for the IDSs in this Quarterly Report on Form 10-Q for the quarter ended June 29, 2004 (this “June 10-Q”) in response to issues raised subsequent to our filing of the March 10-Q and the release of our earnings for the second fiscal quarter. The changes made primarily relate reclassifying, as of December 30, 2003, $14.0 million from accumulated deficit to “common stock with conversion option exchangeable for subordinated debt.” The changes also include treating the conversion rights granted to our Initial Equity Investors as a dividend paid to the Initial Equity Investors and treating the stock owned by them as a separate class of stock for presentation of earnings per share. The relevant accounting principles are discussed under “Critical Accounting Policies—Accounting Treatment for IDSs and Common Stock Owned by Initial Equity Investors,” beginning on page 21. The changes made in the March 10-Q and this June 10-Q do not affect the Company’s ability to pay dividends or its operating income.

     Because the discussions with the SEC are ongoing and we are continuing to review the issues raised in these discussions, there can be no assurance that we will not need to make further changes that could have a material impact on our financial statements, including our financial statements for the year ended December 30, 2003 and the first and second quarters of fiscal 2004. It is possible that we will need to amend our Annual Report on Form 10-K for the year ended December 30, 2003 and the 2004 quarterly reports when we have greater certainty concerning the issues being discussed with the SEC and the applicability of these issues to the Company. We do not expect any changes that we have made or may make in the future in response to these discussions, as we currently understand them, to affect our ability to pay dividends or our operating income.

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

     Set forth below are comparative net sales by quarter (in thousands) for the first & second quarters of 2004, fiscal 2003 and fiscal 2002:

	2004	2003	2002
1st Quarter	$98,236	$96,900	$87,840
2nd Quarter	$173,725	$172,733	$166,421
3rd Quarter		$214,636	$195,100
4th Quarter		$131,788	$127,801

Results of Operations

Thirteen Weeks Ended June 29, 2004 Compared to the 13 Weeks Ended July 1, 2003

     Net sales — Net sales of $173.7 million for the 13 weeks ended June 29, 2004 increased by $1.0 million, or approximately 0.6%, from $172.7 million in the prior-year period. The increase was primarily attributable to new accounts, which generated $2.3 million in net sales, and net increases at convention center and minor league baseball accounts of $4.0 million and $1.3 million, respectively. This improvement was partially offset by a net decrease of $3.2 million in MLB sales because 52 fewer MLB games took place in the facilities we serve, including 40 games for the San Diego Padres ($6.0 million) which we no longer serve as a result of their move from Qualcomm Stadium to a new stadium and 12 games due to the later start of the MLB season this year compared to the prior-year period. However, these decreases were partially offset by increased sales due to higher attendance and per capita spending at our other MLB accounts. In addition, we closed a number of marginally profitable and minor accounts which accounted for a decline in net sales of $3.8 million.

     Cost of sales – Cost of sales of $140.6 million for the 13 weeks ended June 29, 2004 declined by approximately $0.1 million or 0.5% from $140.7 million in the prior-year period due to a decrease in the commissions and royalties paid to our clients. The decline was primarily attributable to a change in the sales mix to client facilities with lower commission rates.

     Selling, general and administrative expenses – Selling, general and administrative expenses were $15.6 million in the 13 weeks ended June 29, 2004 as compared to $14.2 million in the prior year. As a percentage of net sales, selling, general and administrative costs increased 0.8% from the prior year period. This was primarily the result of $0.5 million of professional costs in the 2004 period associated with being a public company and $0.8 million received in the prior year period for the reimbursement of assets that were written-off relating to one of our clients.

     Depreciation and amortization – Depreciation and amortization was $6.6 million for the 13 weeks ended June 29, 2004, compared to $6.9 million in the prior-year period. The decrease was principally attributable to lower amortization expense resulting from the return to us of a portion of the capital invested to acquire a client contract.

     Contract related losses – Contract related losses, consisting of non cash-charges for the write-off of certain assets associated with terminated contracts, of $0.1 million and $0.5 million were recorded in the 13 weeks ended June 29, 2004 and July 1, 2003, respectively.

     Operating income – Operating income increased approximately $0.4 million from the prior-year period due to the factors described above.

     Interest expense – Interest expense increased by $2.0 million from the prior-year period, principally due to a $1.6 million non-cash charge related to the change in the fair value of our derivatives. In addition, interest expense related to our subordinated notes issued in 2003 was higher than the interest from the retired senior subordinated notes in the prior year period. However, this was partially offset by lower interest expense associated with term loan and revolver borrowings under our current credit facility.

     Income taxes – Income taxes for the thirteen weeks ended June 29, 2004 and July 1, 2003 were calculated using the effective tax rate for fiscal 2004 and 2003, respectively, in accordance with SFAS 109 “Accounting for Income Taxes”. We estimate that in the fiscal year ended December 28, 2004, we will have an effective tax rate of approximately 48%. In the prior-year period, we estimated that our effective tax rate for the year ended December 30, 2003 would be 17%. The increase in the projected effective tax rate is primarily due to the impact of the non-cash interest charge related to our derivatives.

     Other comprehensive income – The foreign currency translation adjustment reflects the Canadian dollar exchange rate versus the U.S. dollar at our Canadian operations.

Twenty-six Weeks Ended June 29, 2004 Compared to the 26 Weeks Ended July 1, 2003

     Net sales — Net sales of $272.0 million for the 26 weeks ended June 29, 2004 increased by $2.4 million, or approximately 0.9%, from $269.6 million in the prior-year period. The increase was primarily attributable to new accounts, which generated $8.1 million in net sales and increases at convention centers and minor league ballparks of $5.5 million and $1.5 million, respectively. These improvements were partially offset by a decrease of $6.5 million in net sales associated with 57 fewer MLB games being played in the MLB facilities we serve, primarily because we no longer serve the San Diego Padres as a result of their move from Qualcomm Stadium to a new stadium ($6.8 million for 42 games) and because of the later start of the MLB season this year compared to the prior-year (15 games). These decreases were partially offset by increased sales due to higher attendance and per capita spending at our other MLB accounts. In addition, we did not host the Super Bowl in 2004 as we did in 2003 which contributed $2.2 million in sales in 2003. Also, we closed a number of marginally profitable and minor accounts which accounted for a decline in net sales of $5.1 million.

     Cost of sales – Cost of sales of $222.7 million for the 26 weeks ended June 29, 2004 increased by approximately $0.4 million from $222.3 million in the prior-year period due primarily to the increase in sales volume. Cost of sales as a percentage of net sales declined by approximately 0.6% from the prior-year period. The decline was mainly due to lower payroll expenses at certain facilities at which we operate and a decrease in commissions and royalties paid to our clients primarily as a result of a change in the sales mix to client facilities with lower commission rates.

     Selling, general and administrative expenses – Selling, general and administrative expenses were $29.1 million in the 26 weeks ended June 29, 2004 as compared to $27.6 million in the prior year. As a percentage of net sales, selling, general and administrative costs were 10.7% in the fiscal 2004 period, a 0.5% increase from the prior-year period. The increase was attributable to higher corporate overhead of approximately $0.7 million, primarily as a result of additional costs associated with being a public company. In addition, a reimbursement of $0.8 million was received in the prior year period for assets that were written-off relating to one of our clients.

     Depreciation and amortization – Depreciation and amortization was $13.5 million for the 26 weeks ended June 29, 2004, compared to $13.4 million in the prior-year period. The increase was principally attributable to higher amortization expense associated with investments made during fiscal 2003 for the renewal and/or acquisition of certain contracts. The increase was partially offset by lower amortization resulting from the return to us of a portion of the capital invested to acquire a client contract.

     Contract related losses – Contract related losses, consisting of non-cash charges for the write-off of certain assets associated with terminated contracts, of $0.1 million and $0.6 million were recorded in the 26 weeks ended June 29, 2004 and July 1, 2003, respectively.

     Operating income – Operating income increased approximately $0.8 million from the prior-year period due to the factors described above.

     Interest expense – Interest expense increased by $4.0 million from the prior-year period. The increase was primarily due to $1.2 million in expenses, of which $0.3 million was amortization expense, related to the repurchase of the remaining senior subordinated notes under our old 1999 indenture and a $1.8 million non-cash charge related to the change in fair value of our derivatives. In addition, interest expense related to our subordinated notes issued in 2003 was $1.5 million higher than the interest from the retired notes in the prior year period. These increases were partially offset by lower interest expenses associated with term loan and revolver borrowings under our current credit facility.

     Income taxes – Income taxes for the twenty-six weeks ended June 29, 2004 and July 1, 2003 were calculated using the effective tax rate for fiscal 2004 and 2003, respectively, in accordance with SFAS 109 “Accounting for Income Taxes”. We estimate that in the fiscal year ended December 28, 2004, we will have an effective tax rate of approximately 48%. In the prior year period, we estimated that our effective tax rate for the year ended December 30, 2003 would be 17%. The increase in the projected effective tax rate is primarily due to the impact of the non-cash interest charge related to our derivatives.

     Other comprehensive income – The foreign currency translation adjustment reflects the Canadian dollar exchange rate versus the U.S. dollar at our Canadian operations.

Liquidity and Capital Resources

     For the 26 weeks ended June 29, 2004, net cash provided by operating activities was $21.6 million compared to $17.8 million in the prior-year period. The $3.8 million increase was principally attributable to the timing of commission and royalty payments to our clients which can fluctuate from quarter to quarter as a result of the number and timing of events at the facilities we serve.

     Net cash provided from investing activities was $1.2 million for the 26 weeks ended June 29, 2004, which includes $5.1 million in investments associated with the renewal and/or acquisition of contracts as compared to $15.2 million in the prior-year period, primarily reflecting a higher level of investment in new contracts in the prior-year period. Additionally, in the fiscal 2004 period, we received approximately $6.2 million as a result of a client exercising the right to return the unamortized portion of our capital investment made to acquire the contract.

     Net cash used in financing activities was $12.6 million in the 26 weeks ended June 29, 2004 as compared to net cash provided by financing activities of $2.1 million in the prior-year period. This decline mainly reflects our monthly dividend payments made to the holders of our common stock of approximately $9.4 million in the aggregate and additional expenses of approximately $0.6 million related to our IPO which were paid during the current period. Also, during the 2004 period, we also repaid the remaining $12.3 million in senior subordinated notes issued in 1999 at a price equal to 105.625% of the principal amount plus accrued interest. The total repayment of approximately $13.6 million was made from the proceeds of the IPO in December 2003.

     As of June 29, 2004, we had no outstanding revolver loans as compared to $15.5 million in the 2003 period. We are also required to obtain performance bonds, bid bonds or letters of credit to secure our contractual obligations. As of June 29, 2004, we had requirements outstanding for performance bonds and letters of credit of $13.6 million and $17.6 million, respectively. Under our credit facility, we have an aggregate of $35.0 million available for letters of credit, subject to an overall borrowing limit of $50.0 million under the facility. As of June 29, 2004, we had approximately $32.4 million available to be borrowed.

Future Liquidity and Capital Resources

     We believe that cash flow from operating activities, together with borrowings available under the revolving credit facility, will be sufficient to fund our currently anticipated capital investment requirements, interest, dividend payments and working capital requirements. We anticipate capital investments of $15.0 million in fiscal 2004, of which $5.1 million has been invested to date. In addition, as reported in our Form 10-K for fiscal 2003, we have renegotiated one of our major contracts resulting in the return to us of a portion of the amount invested to acquire the contract. As a result, $10.0 million has been reclassified on our balance sheet as of June 29, 2004 from contract rights to accounts receivable. As a result of the return of this capital and the $6.2 million capital investment returned by another client discussed above, we anticipate a decline in the cash flows from these two contracts; however, the company intends to reinvest these funds in new contracts.

     We have future obligations for debt repayments, future minimum rental and similar commitments under non-cancelable operating leases as well as contingent obligations related to outstanding letters of credit and other contractual obligations. These obligations as of June 29, 2004 are summarized in the following tables:

Contractual Commitments

	Payments due by period
	(in millions)
Contractual
Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long–term borrowings	$170.2	$—	$—	$65.0	$105.2
Insurance	10.2	4.4	4.5	0.9	0.4
Operating leases	2.2	0.2	1.7	0.3	—
Commissions and royalties	45.4	8.1	14.7	5.7	16.9
Capital commitments (1)	13.9	9.2	4.7	—	—
Other long-term obligations(2)	1.1	0.1	0.9	0.1	—

Total Contractual Obligations	$243.0	$22.0	$26.5	$72.0	$122.5

(1)	Represents capital commitments in connection with several long-term concession contracts.

(2)	Represents various long-term obligations reflected on the balance sheet.

	Payments due by period
	(in millions)
Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Letters of credit	$17.6	$17.6	$—	$—	$—

New Accounting Standards

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiary and applies immediately to variable interest entities created after January 31, 2003. In December 2003, the FASB revised certain provisions of FIN 46 and modified the effective date for all variable interest entities existing before January 31, 2003 to the first period ending after March 15, 2004, except in the case of special purpose entities. The adoption of FIN 46 did not impact our consolidated financial position or consolidated results of operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     Market risk – Changing market conditions that influence stock prices could have a negative impact on the value of our liability for derivatives. As of June 29, 2004, a charge of $1.8 million has been recorded to our consolidated statement of operations to mark to market our derivatives.

     As of June 29, 2004, there have been no material changes, except as discussed above, in the quantitative and qualitative disclosures about market risk from the information presented in our Form 10-K for the year ended December 30, 2003.

Item 4. Controls and Procedures.

     Evaluation of disclosure controls and procedures. As a result of ongoing discussions between the SEC and the major accounting firms concerning the appropriate accounting treatment of securities similar to our IDSs, we made certain changes in our accounting for our IDSs for the first quarter of fiscal 2004. Since we first became aware of these discussions, we have made an effort to understand the impact of the issues under discussion on the accounting for our IDSs, which are somewhat different in structure than some of the securities that are under discussion. As a result of discussions between the SEC and the accounting firms following the release of our earnings for the second quarter of 2004, we determined that the granting of conversion rights the Initial Equity Investors in conjunction with our IPO should be treated as a dividend to those Initial Equity Investors and that the conversion rights cause the stock held by the Initial Equity Investors to have features of a separate class of stock for presentation of earnings per share. The accounting treatment in the financial statements as of June 29, 2004 and the consolidated balance sheet as of December 30, 2003 included in this June 10-Q reflects this analysis. Because the discussions with the SEC are ongoing and we are continuing to review the issues raised in these discussions, there can be no assurance that we will not need to make further changes that could have a material impact on our financial statements, including our financial statements for the year ended December 29, 2003 and the first and second quarters of fiscal 2004. We do not expect any changes that we have made or may make in the future in response to these discussions, as we currently understand them, to affect our ability to pay dividends or our operating income.

     We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our report under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 29, 2004. Except as described above, based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

     Except as described above, there were no changes in our internal control over financial reporting during the second fiscal quarter of the year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

10.1	Amended and Restated Employment Agreement, dated as of July 23, 2004, by and between Volume Services America Holdings, Inc. and Lawrence E. Honig.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(b)	Reports on Form 8-K:

          On May 12, 2004, the Company filed a Form 8-K to provide a press release announcing its quarterly earnings for the quarter ended March 30, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 2004.

VOLUME SERVICES AMERICA HOLDINGS, INC.

By:	/s/ Kenneth R. Frick
Name: Title:	Kenneth R. Frick Executive Vice President and Chief Financial Officer