Form 10-Q/A
period 2004-03-30
Centerplate, Inc.
filed 2004-11-08
CIK 1086774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(✓)	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 30, 2004 or

( )	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number: 001-31904

CENTERPLATE, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3870167

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 East Broad Street, Spartanburg, South Carolina, 29306	(864) 598-8600

(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

http:www.centerplate.com
(Registrant’s URL)

VOLUME SERVICES AMERICA HOLDINGS, INC.

(Former name, former address and former fiscal year, if changed since last report.)

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

(   ) Yes       (✓) No

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock of Centerplate, Inc. (formerly Volume Services America Holdings, Inc.) outstanding as of November 5, 2004, was 22,524,992.

CENTERPLATE, INC. (FORMERLY VOLUME SERVICES AMERICA HOLDINGS, INC.)

EXPLANATORY NOTE

Following the completion of the initial public offering by Centerplate, Inc. (formerly Volume Services America Holdings, Inc., “Centerplate” or the “Company”) in December 2003, there have been continuing reviews of the accounting treatment of certain features of securities similar to the Company’s income deposit securities (“IDSs”). As a result of these reviews and discussions with the SEC the Company has identified several revisions to its accounting for IDSs. The Company has incorporated relevant changes to its accounting treatment of its IDSs that are reflected in this Quarterly Report on Form 10-Q/A as described below. In addition, as described below, the Company has revised Note 6 to the consolidating financial statements to report the results of operations of Centerplate (the parent holding company and issuer of the IDSs) separately from the results of operations of the subsidiaries that guarantee the subordinated notes included in its IDSs (the “combined guarantor subsidiaries”).

This Quarterly Report on Form 10-Q/A amends “Item 1. Financial Statements” of the previously filed Form 10-Q for the quarterly period ended March 30, 2004 (“Form 10-Q”) as follows:

1.	Consolidated Balance Sheets – It has been determined that the $14.0 million obligation to issue subordinated notes in exchange for certain shares of common stock (the “conversion option”) that is reflected in the “Common Stock, Par Value $0.01, Exchangeable for Subordinated Debt, net of discount” should be accreted to the $14.4 million face amount of the obligation, using the effective interest method over the life of the initial equity investors minimum required 180-day holding period. As a result, the interest charge previously recorded for the accretion of the “Common Stock with Conversion Option, Par Value $0.01, Exchangeable for Subordinated Debt, net of discount” for the 13 weeks ended March 30, 2004 of $0.06 million has been reversed reducing interest expense and net loss accordingly. The accreted amount was a deemed dividend and accordingly the Accumulated Deficit was adjusted from amounts previously reported. The accretion amount for the 13 weeks ended March 30, 2004 was approximately $0.2 million. The net impact on the Consolidated Balance Sheets was a reclassification between “Common Stock, Par Value $0.01, Exchangeable for Subordinated Debt, net of discount” and “Accumulated Deficit” for the periods ended March 30, 2004 and December 30, 2003, of $2.5 million and $2.3 million, respectively.

2.	Consolidated Balance Sheets – It has been determined that the Company has two classes of common stock as a result of the conversion option. Accordingly, “Common Stock” has been segregated into the two classes, “Shares Outstanding with Conversion Option” and “Shares Outstanding without Conversion Option”.

3.	Consolidated Statement of Operations – As discussed above, the “Common Stock, Par Value $0.01, Exchangeable for Subordinated Debt, net of discount” is being accreted to the face amount of the conversion option (resulting in a charge of $0.2 million for the 13 weeks ended March 30, 2004). This amount has been presented on the face of the Consolidated Statement of Operations. In addition, the $0.06 million interest charge related to the accretion was reversed, reducing interest expense and increasing net income accordingly.

4.	Consolidated Statement of Operations – Earnings per share has been presented for the two classes of common stock as described above. In addition, for the 13 weeks ended March 30, 2004, earnings per share has been adjusted for the impact of the accretion and interest entries discussed above. In addition, dividends declared per share has been presented.

5.	Consolidated Statement of Stockholders’ Equity – The Statement of Stockholders’ Equity has been revised to reflect the two classes of common stock, the accretion of the conversion option and the change in net income as discussed above.

6.	Consolidated Statement of Cash Flows – For the 13 weeks ended March 30, 2004, net loss and derivative non-cash interest have been adjusted for the correction of the $0.06 million interest charge discussed above. These amounts were offsetting within operating activities, resulting in no change to “Net cash used in operating activities”.

7.	Consolidated Statement of Cash Flows — For the 13 weeks ended March 30, 2004, the Consolidated Statement of Cash Flows was restated for the return of the unamortized portion of the Company’s investment in a client contract of $10.0 million which was reclassified between account receivable and other assets. These amounts were offsetting and had no impact on “Net cash used in operating activities”.

In addition, $3.5 million for additions to contract rights related to two contracts which were paid out in the third and fourth quarters of Fiscal 2004 was reclassified from contract rights acquired, net on the Consolidated Statement of Cash Flows to accrued commissions and royalties. The adjustment increased “Net cash used in operating activities” and decreased “Net cash used in investing activities” by $3.5 million each.

8.	Non-Guarantor Subsidiaries Financial Statements (see Note 6 in the “Notes to the Financial Statements”) – Changes as discussed in numbers 1-6 to the Consolidated Balance Sheet and Statement of Operations have been made as appropriate to the Company’s Consolidating Balance Sheet and Statement of Operations.

9.	Non-Guarantor Subsidiaries Financial Statements (see Note 6 in the “Notes to the Financial Statements”) – The subordinated notes included in the IDSs are guaranteed by some but not all of the subsidiaries of the issuer, Centerplate. In the Consolidating Balance Sheets and Consolidating Statement of Operations included in Note 6, Centerplate’s results had been consolidated with the combined guarantor subsidiaries. In this Form 10-Q/A, the Consolidating Balance Sheets and Consolidating Statement of Operations included in Note 6 have been revised to report Centerplate independently.

10.	Notes to Consolidated Financial Statements – Notes discussing the accounting treatment of the Company’s IDSs and derivative financial instruments have been updated to reflect the changes as discussed above.

In addition, the following change was made to “Item 3. Management’s Discussion and Analysis of Financial Condition and Results on Operations” on the Form 10-Q:

1.	Interest expense for the 13 weeks ended March 30, 2004 was adjusted by $0.06 million as discussed above. Interest expense as discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised to reflect the correction.

2.	“Net cash used in operating activities” and “Net cash used in investing activities” was adjusted for the reclassification of $3.5 million as discussed above. Discussion in Liquidity and Capital Resources has been revised to reflect the connection.

The Company has made no other changes to its financial statements other than those discussed above.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

CENTERPLATE, INC. (FORMERLY VOLUME SERVICES AMERICA HOLDINGS, INC.)

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MARCH 30, 2004 AND DECEMBER 30, 2003

	March 30,	December 30,
	2004	2003
	(As Restated — See Note 2)	(As Restated — See Note 2)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,790	$22,929
Restricted cash	—	13,628
Accounts receivable, less allowance for doubtful accounts of $305 and $348 at March 30, 2004 and December 30, 2003, respectively	26,949	17,737
Merchandise inventories	16,013	14,865
Prepaid expenses and other	4,435	3,322
Deferred tax asset	4,303	4,121

Total current assets	72,490	76,602

PROPERTY AND EQUIPMENT:
Leasehold improvements	45,869	45,828
Merchandising equipment	55,327	54,635
Vehicles and other equipment	9,981	9,791
Construction in process	141	168

Total	111,318	110,422
Less accumulated depreciation and amortization	(60,301)	(57,671)

Property and equipment, net	51,017	52,751

OTHER ASSETS:
Contract rights, net	93,531	101,512
Restricted cash	8,420	8,420
Cost in excess of net assets acquired	46,457	46,457
Deferred financing costs, net	12,688	13,017
Trademarks	17,325	17,274
Deferred tax asset	4,686	2,790
Other	3,210	3,450

Total other assets	186,317	192,920

TOTAL ASSETS	$309,824	$322,273

CENTERPLATE, INC. (FORMERLY VOLUME SERVICES AMERICA HOLDINGS, INC.)

CONSOLIDATED BALANCE SHEETS (CONTINUED)(UNAUDITED)
MARCH 30, 2004 AND DECEMBER 30, 2003

	March 30,	December 30,
	2004	2003
	(As Restated — See Note 2)	(As Restated — See Note 2)
	(In thousands, except share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term note payable	$16,000	$4,000
Current maturities of long-term debt	—	12,250
Accounts payable	14,837	18,054
Accrued salaries and vacations	10,990	11,297
Liability for insurance	4,645	4,537
Accrued taxes, including income taxes	3,977	3,947
Accrued commissions and royalties	16,639	14,053
Liability for derivatives	2,823	2,654
Accrued interest	560	1,566
Accrued dividends	1,487	1,982
Other	7,684	5,082

Total current liabilities	79,642	79,422

LONG TERM LIABILITIES:
Long-term debt	170,245	170,245
Liability for insurance	4,972	4,245
Other liabilities	1,200	699

Total long-term liabilities	176,417	175,189

COMMITMENTS AND CONTINGENCIES
COMMON STOCK, PAR VALUE $0.01, EXCHANGEABLE FOR SUBORDINATED DEBT, NET OF DISCOUNT	14,210	14,035

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value - authorized: 100,000,000 shares;
issued: 18,463,995 shares without conversion option; outstanding: 18,463,995 shares without conversion option	185	185
issued: 21,531,152 shares with conversion option; outstanding: 4,060,997 shares with conversion option	215	215
Additional paid-in capital	218,331	218,598
Accumulated deficit	(58,467)	(44,655)
Accumulated other comprehensive income	231	224
Treasury stock - at cost (17,470,153 shares)	(120,940)	(120,940)

Total stockholders’ equity	39,555	53,627

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$309,824	$322,273

See notes to consolidated financial statements.

CENTERPLATE, INC. (FORMERLY VOLUME SERVICES AMERICA HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
THIRTEEN WEEK PERIODS ENDED MARCH 30, 2004 AND APRIL 1, 2003

	Thirteen Weeks Ended
	March 30,
	2004	April 1,
	(As Restated — See Note 2)	2003
	(In thousands, except share data)
Net sales	$98,236	$96,900
Cost of sales	82,147	81,655
Selling, general, and administrative	13,547	13,375
Depreciation and amortization	6,878	6,475
Contract related losses	—	110

Operating loss	(4,336)	(4,715)
Interest expense	6,976	5,071
Other income, net	(57)	(5)

Loss before income taxes	(11,255)	(9,781)
Income tax benefit	(2,078)	(3,236)

Net loss	(9,177)	(6,545)
Accretion of conversion option	(175)	—

Net loss available to common stock with or without the conversion option	(9,352)	(6,545)

Basic Net Loss per share with conversion option	$(0.37)	—

Diluted Net Loss per share with conversion option	$(0.37)	—

Basic Net Loss per share without conversion option	$(0.42)	$(0.48)

Diluted Net Loss per share without conversion option	$(0.42)	$(0.48)

Weighted Average Shares outstanding with conversion option	4,060,997	—
Weighted Average Shares outstanding without conversion option	18,463,995	13,612,829

Total weighted average shares outstanding	22,524,992	13,612,829

Dividends declared per share	$0.20	—

See notes to consolidated financial statements.

CENTERPLATE, INC. (FORMERLY VOLUME SERVICES AMERICA HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS (UNAUDITED)
FOR THE PERIOD FROM DECEMBER 31, 2003 TO MARCH 30, 2004 AND THE 13 WEEKS ENDED MARCH 30, 2004 AND APRIL 1, 2003

	Common	Common	Common	Common
	Shares	Stock	Shares	Stock			Accumulated
	without	without	with	with	Additional		Other
	Conversion	Conversion	Conversion	Conversion	Paid-in	Accumulated	Comprehensive	Treasury
	Option	Option	Option	Option	Capital	Deficit	Income	Stock	Total
				(In thousands, except share data)
BALANCE, DECEMBER 30, 2003	18,463,995	$185	21,531,152	$215	$218,598	$(44,655)	$224	$(120,940)	$53,627
Payment of issuance costs	—	—	—	—	(267)	—	—	—	(267)
Foreign currency translation	—	—	—	—	—	—	7	—	7
Accretion of conversion option (As Restated — See Note 2)	—	—	—	—	—	(175)	—	—	(175)
Dividends declared	—	—	—	—	—	(4,460)	—	—	(4,460)
Net loss (As Restated — See Note 2)	—	—	—	—	—	(9,177)	—	—	(9,177)

BALANCE, MARCH 30, 2004	18,463,995	$185	21,531,152	$215	$218,331	$(58,467)	$231	$(120,940)	$39,555

	Thirteen Weeks Ended
	March 30, 2004 (As Restated — See Note 2)	April 1, 2003
Net loss	(9,177)	(6,545)
Other comprehensive income — foreign currency translation adjustment	7	247

Comprehensive loss	(9,170)	$(6,298)

See notes to consolidated financial statements.

CENTERPLATE, INC. (FORMERLY VOLUME SERVICES AMERICA HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THIRTEEN WEEK PERIODS ENDED MARCH 30, 2004 AND APRIL 1, 2003

	Thirteen Weeks Ended
	March 30,
	2004	April 1,
	(As Restated — See Note 2)	2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,177)	$(6,545)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,878	6,475
Amortization of deferred financing costs	672	358
Derivative non-cash interest	169	—
Contract related losses	—	110
Deferred tax change	(2,078)	(3,236)
Loss on disposition of assets	3	24
Other	7	247
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	788	(545)
Merchandise inventories	(1,148)	(2,853)
Prepaid expenses	(1,113)	(2,312)
Other assets	111	(267)
Increase (decrease) in liabilities:
Accounts payable	39	1,862
Accrued salaries and vacations	(307)	2,777
Liability for insurance	835	1,071
Accrued commissions and royalties	(1,414)	(526)
Other liabilities	1,576	(1,687)

Net cash used in operating activities	(4,159)	(5,047)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(1,027)	(4,257)
Proceeds from sale of property, plant and equipment	3	—
Contract rights acquired, net	(1,513)	(5,832)

Net cash used in investing activities	(2,537)	(10,089)

CENTERPLATE, INC. (FORMERLY VOLUME SERVICES AMERICA HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)(UNAUDITED)
THIRTEEN WEEK PERIODS ENDED MARCH 30, 2004 AND APRIL 1, 2003

	Thirteen Weeks Ended
	March 30,
	2004	April 1,
	(As Restated — See Note 2)	2003
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings - revolving loans	$12,000	$16,500
Principal payments on long-term debt	—	(288)
Payments of financing costs	(343)	—
Payments of debt issuance costs	(267)	—
Principal payments to redeem senior subordinated notes	(12,250)	—
Restricted cash	13,628	—
Dividend payments	(4,955)	—
Decrease in bank overdrafts	(3,256)	(149)

Net cash provided by financing activities	4,557	16,063

INCREASE/(DECREASE) IN CASH	(2,139)	927
CASH AND CASH EQUIVALENTS:
Beginning of period	22,929	10,374

End of period	$20,790	$11,301

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Capital investment commitment	$4,500	$—
Cash due to Company for return of capital invested	$10,000	$—
Dividends declared and unpaid	$1,487	$—

See notes to consolidated financial statements.

CENTERPLATE, INC. (FORMERLY VOLUME SERVICES AMERICA HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THIRTEEN WEEK PERIODS ENDED MARCH 30, 2004 AND APRIL 1, 2003

1. GENERAL

     Centerplate, Inc. (formerly Volume Services America Holdings, Inc., “Centerplate,” and together with its subsidiaries, the “Company”) is a holding company, the principal assets of which are the capital stock of its subsidiary, Volume Services America, Inc. (“Volume Services America”). Volume Services America is also a holding company, the principal assets of which are the capital stock of its subsidiaries, Volume Services, Inc. (“Volume Services”) and Service America Corporation (“Service America”).

     The accompanying financial statements of Centerplate have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

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

2. RESTATEMENT OF FINANCIAL STATEMENTS

     Following the completion of the initial public offering by Centerplate in December 2003, there have been continuing reviews of the accounting treatment of certain features of securities similar to the Company’s income deposit securities (“IDSs”). As a result of these reviews and discussions with the SEC, the Company has identified several revisions to its accounting for IDSs. The Company has incorporated relevant changes to its accounting for IDSs and restated its financial statements as of and for the 13 week period ended March 30, 2004. In addition, as described below, the Company has revised its consolidating financial statements to report the results of operations of Centerplate (the parent holding company and issuer of the IDSs) separately from the results of operations of the subsidiaries that guarantee the subordinated notes included in its IDSs (the “combined guarantor subsidiaries”).

     Consolidated Balance Sheets – The $14.0 million obligation to issue subordinated notes in exchange for certain shares of common stock (see Note 3) that is reflected in the “Common Stock, Par Value $0.01, Exchangeable for Subordinated Debt, net of discount” should be accreted to the $14.4 million face amount of the obligation, using the effective interest method over the life of the Initial Equity Investors minimum required 180-day holding period. The accreted amount was a deemed dividend and accordingly the Accumulated Deficit was adjusted from amounts previously reported. The accretion amount for the 13 weeks ended March 30, 2004 was approximately $0.2 million. In addition, we reversed $0.06 million in interest expense that had previously been charged to earnings on the Company’s Statement of Operations related to the accretion. The net impact on the Consolidated Balance Sheets was a reclassification between “Common Stock, Par Value $0.01, Exchangeable for Subordinated Debt, net of discount” and “Accumulated Deficit” for the periods ended March 30, 2004 and December 30, 2003, of $2.5 million and $2.3 million, respectively, from the amounts previously reported.

     The Company has two classes of common stock as a result of the conversion option (see Note 3). Accordingly, “Common Stock” has been segregated into the two classes, “Shares Outstanding with Conversion Option” and “Shares Outstanding without Conversion Option”.

     Consolidated Statement of Operations – As discussed above, the “Common Stock, Par Value $0.01, Exchangeable for Subordinated Debt, net of discount” is being accreted to the face amount of the conversion option (resulting in a charge of $0.2 million for the 13 weeks ended March 30, 2004). This amount has been presented on the face of the Consolidated Statement of Operations. In addition, the $0.06 million interest charge related to the accretion was reversed, reducing interest expense and increasing net income accordingly. In addition, earnings per share has been presented for the two classes of common stock and has been adjusted for the impact of the accretion and interest entries discussed above. In addition, dividends declared per share has been presented.

     Consolidated Statement of Stockholders’ Equity – The Statement of Stockholders’ Equity has been revised to reflect the two classes of common stock, the accretion of the conversion option and the change in net income as discussed above.

     Consolidated Statement of Cash Flows – For the 13 weeks ended March 30, 2004, net loss and derivative non-cash interest have been adjusted for the correction of the $0.06 million interest charge discussed above. These amounts were offsetting within operating activities, resulting in no change to “Net cash used in operating activities”.

     In addition, the Consolidated Statement of Cash Flows was restated for the return of the unamortized portion of the Company’s investment in a client contract of $10.0 million which was reclassified between account receivable and other assets. These amounts were offsetting and had no impact on “Net cash used in operating activities”.

     Also, $3.5 million for additions to contract rights related to two contracts which were paid out in subsequent quarters was reclassified from contract rights acquired, net on the Consolidated Statement of Cash Flows to accrued commissions and royalties. The adjustment increased “Net cash used in operating activities” and decreased “Net cash used in investing activities” by $3.5 million each.

     Non-Guarantor Subsidiaries Financial Statements – (see Note 6) – Changes as discussed above to the Consolidated Balance Sheet and Statement of Operations have been made as appropriate to the Company’s Consolidating Balance Sheet and Statement of Operations. In addition, Centerplate’s results had been consolidated with the combined guarantor subsidiaries of its subordinated notes in the previous statements. The Company has revised the consolidating financial statements where necessary to report Centerplate independently.

     A summary of the significant effects on the Consolidated Balance Sheet as of March 30, 2004 and December 30, 2003 is as follows:

	As of		As of
	March 30, 2004		December 30, 2003
	Originally		Originally
	Reported	Restated	Reported	Restated
Consolidated Balance Sheet:
Common Stock, Par Value $0.01, Exchangeable for Subordinated Debt, net of discount	$11,758	$14,210	$11,698	$14,035

Accumulated Deficit	$(56,015)	$(58,467)	$(42,318)	$(44,655)

Total Stockholder’s equity	$42,007	$39,555	$55,964	$53,627

     A summary of the significant effects on the Consolidated Statement of Operations for the 13 weeks ended March 30, 2004 is as follows:

	Thirteen Weeks Ended
	March 30, 2004
	Originally
	Reported	Restated
Consolidated Statement of Operations:
Interest expense	$7,036	$6,976

Loss before income taxes	$(11,315)	$(11,255)

Net loss	$(9,237)	$(9,177)

Accretion of conversion option	—	$(175)

Net loss available to common stock with or without the conversion option	—	$(9,352)

Basic net loss per share with conversion option	—	$(0.37)

Diluted net loss per share with conversion option	—	$(0.37)

Basic net loss per share without conversion option	$(0.41)	$(0.42)

Diluted net loss per share without conversion option	$(0.41)	$(0.42)

     A summary of the significant effects on the Consolidated Statement of Cash Flows for the 13 weeks ended March 30, 2004 is as follows:

	Thirteen Weeks Ended
	March 30, 2004
	Originally
	Reported	Restated
Consolidated Statement of Cash Flows:
Net loss	$(9,237)	$(9,177)

Derivative non-cash interest	$229	$169

Accounts receivable	$(9,212)	$788

Other assets	$10,111	$111

Accrued commissions and royalties	$2,086	$(1,414)

Net cash used in operating activities	$(659)	$(4,159)

Contract rights acquired, net	$(5,013)	$(1,513)

Net cash used in investing activities	$(6,037)	$(2,537)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

   Accounting Treatment for IDSs, Common Stock Owned by Initial Equity Investors and Derivative Financial Instruments – The Company’s income deposit securities (“IDSs”) include common stock, the subordinated notes and three embedded derivative features. The embedded derivative features include a call option, a change of control put option, and a term-extending option on the notes. The call option allows the Company to repay the principal amount of the subordinated notes after the fifth anniversary of the issuance, provided that the Company also pays all of the interest that would have been paid during the initial 10-year term of the notes, discounted to the date of repayment at a risk-free rate. Under the change of control put option, the holders have the right to cause the Company to repay the subordinated notes at 101% of face value upon a change of control. The term-extending option allows the Company to extend the term of the subordinated notes for two five-year periods at the end of the initial 10-year period provided that the Company is in compliance with the requirements of the indenture. We have accounted for these embedded derivatives in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. Based on SFAS No. 133, as amended and interpreted, the call option and the change of control put option are required to be separately valued. As of March 30, 2004, these embedded derivatives were fair valued and determined to be insignificant. The term-extending option was determined not to be separable from the underlying subordinated notes. Accordingly, it will not be separately accounted for in the current or future periods.

     In connection with the Company’s initial public offering (“IPO”), those investors who held stock prior to the IPO (the “Initial Equity Investors”) entered into an amended and restated stockholders agreement which provides that upon any post-offering sale of common stock by the Initial Equity Investors, at the option of the Initial Equity Investors, the Company will exchange a portion of the common stock with the purchasers for subordinated notes at an exchange rate of $9.30 principal amount of subordinated notes for each share of common stock (so that, after such purchase and exchange, the purchasers will have shares of common stock and subordinated notes in the appropriate proportions to represent integral numbers of IDSs) (the “conversion option”). The Company believes that the portion of the common stock exchangeable for subordinated debt should be classified on the balance sheet according to the guidance provided by Accounting Series Release No. 268 (FRR Section 211), Redeemable Preferred Stocks. Accordingly, the Company has recorded $14.0 million as “Common stock exchangeable for subordinated debt” on the balance sheet. This amount will be accreted to the face amount due of $14.4 million using the effective interest method over the life of the Initial Equity Investors minimum required 180-day holding period. The accretion of approximately $0.2 million for the 13 weeks ended March 30, 2004 was a deemed dividend to the Initial Equity Investors. In addition, the Company has determined that the option conveyed to the Initial Equity Investors to exchange common stock for IDSs is an embedded derivative in accordance with SFAS No. 133, Paragraph 12. The Company has recorded a liability for the fair value of this embedded derivative of approximately $2.8 million as of March 30, 2004, an increase of $169,000 from December 30, 2003. This option will be fair-valued each quarter with the change in the fair value charged or credited to interest expense in the accompanying statement of operations.

     The common stock held by the Initial Equity Investors has been treated as a separate class of common stock for presentation of earnings per share at March 30, 2004. Although the common stock held by the Initial Equity Investors is part of the same class of stock as the common stock included in the IDSs for purposes of Delaware corporate law, the right to convert that is granted in our amended and restated stockholders agreement as described above causes the stock held by the Initial Equity Investors to have features of a separate class of stock for accounting purposes. The deemed dividend of approximately $0.2 million conveyed to the Initial Equity Investors discussed above requires a two class earnings per share calculation. Accordingly, at March 30, 2004, the Company has shown separate earnings per share for the stock held by the Initial Equity Investors and the stock included in the IDSs.

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

   4. COMMITMENTS AND CONTINGENCIES

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

   6. NON-GUARANTOR SUBSIDIARIES FINANCIAL STATEMENTS

     The Company’s 13.5% subordinated notes with a principal amount of $105,245,000 governed by the Company’s indenture entered into in 2003, are jointly and severally guaranteed by each of Centerplate’s (the issuer) direct and indirect wholly owned subsidiaries, except for certain non-wholly owned U.S. subsidiaries and one non-U.S. subsidiary. The following table sets forth the condensed consolidating financial statements of Centerplate as of March 30, 2004 and December 30, 2003 (in the case of the balance sheets) and for the 13 week periods ended March 30, 2004 and April 1, 2003 (in the case of the statements of operations and comprehensive income [loss] and statement of cash flows). The Company has restated its consolidating financial statements to report the results of operations of Centerplate separately from the results of operations of the subsidiaries that guarantee the subordinated notes included in its IDSs (the “combined guarantor subsidiaries”).

Consolidating Condensed Balance Sheet, March 30, 2004

		Combined	Combined
		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
		(In thousands)
Assets
Current assets:
Cash and cash equivalents	$193	$20,362	$235	$—	$20,790
Accounts receivable	—	24,334	2,615	—	26,949
Other current assets	5	23,429	1,317	—	24,751

Total current assets	198	68,125	4,167	—	72,490
Property and equipment	—	47,556	3,461	—	51,017
Contract rights, net	335	92,395	801	—	93,531
Cost in excess of net assets acquired, net	6,974	39,483	—	—	46,457
Intercompany receivable (payable)	166,896	(160,175)	(6,721)	—	—
Investment in subsidiaries	(19,496)	—	—	19,496	—
Other assets	8,946	37,372	11	—	46,329

Total assets	$163,853	$124,756	$1,719	$19,496	$309,824

Liabilities and Stockholders’ Equity
Current liabilities	$4,843	$72,596	$2,203	$—	$79,642
Long-term debt	105,245	65,000	—	—	170,245
Other liabilities	—	6,172	—	—	6,172

Total liabilities	110,088	143,768	$2,203	—	256,059

Common stock, par value $0.01, exchangeable for subordinated debt, net of discount	14,210	—	—	—	14,210

Stockholders’ equity:
Common stock	400	—	—	—	400
Additional paid-in capital	218,331	—	—	—	218,331
Accumulated deficit	(58,467)	(19,012)	(715)	19,727	(58,467)
Treasury stock and other	(120,709)	—	231	(231)	(120,709)

Total stockholders’ equity	39,555	(19,012)	(484)	19,496	39,555

Total liabilities and stockholders’ equity	$163,853	$124,756	$1,719	$19,496	$309,824

Consolidating Condensed Statement of Operations and Comprehensive Loss
Thirteen Week Period Ended March 30, 2004

		Combined	Combined
		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$88,949	$9,287	$—	$98,236
Cost of sales	—	74,073	8,074	—	82,147
Selling, general, and administrative	123	12,410	1,014	—	13,547
Depreciation and amortization	27	6,603	248	—	6,878

Operating loss	(150)	(4,137)	(49)	—	(4,336)
Interest expense	4,021	2,955		—	6,976
Intercompany interest	(3,969)	3,969	—	—	—
Other income, net	(1)	(55)	(1)	—	(57)

Loss before income taxes	(201)	(11,006)	(48)	—	(11,255)
Income tax benefit	(5)	(2,073)	—	—	(2,078)
Equity in earnings of subsidiaries	(8,981)	—	—	8,981	—

Net loss	(9,177)	(8,933)	(48)	8,981	(9,177)
Accretion of conversion option	(175)	—	—	—	(175)

Net loss available to common stock with or without the conversion option	(9,352)	(8,933)	(48)	8,981	(9,352)

Net loss	(9,177)	(8,933)	(48)	8,981	(9,177)
Other comprehensive income - foreign currency translation adjustment	—	—	7	—	7

Comprehensive loss	$(9,177)	$(8,933)	$(41)	$8,981	$(9,170)

Consolidating Condensed Statement of Cash Flows
Thirteen Week Period Ended March 30, 2004

		Combined	Combined
		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Consolidated
		(In thousands)
Cash Flows Provided by (Used in) Operating Activities	$60	$(5,014)	$795	$(4,159)

Cash Flows from Investing Activities:
Purchase of property and equipment, net	—	(784)	(243)	(1,027)
Proceeds from sale of property, plant and equipment	—	3	—	3
Contract rights acquired, net	—	(1,513)	—	(1,513)

Net cash used in investing activities	—	(2,294)	(243)	(2,537)

Cash Flows from Financing Activities:
Net borrowings - revolving loans	—	12,000	—	12,000
Payments of financing costs	(163)	(180)	—	(343)
Payments of debt issuance costs	(267)	—	—	(267)
Principal payments to redeem senior subordinated notes	—	(12,250)	—	(12,250)
Restricted cash	—	13,628	—	13,628
Dividend payments	(4,955)	—	—	(4,955)
Decrease in bank overdrafts	—	(3,256)	—	(3,256)
Change in intercompany, net	5,326	(4,776)	(550)	—

Net cash provided by financing activities	(59)	5,166	(550)	4,557

Increase in cash	1	(2,142)	2	(2,139)
Cash and cash equivalents - beginning of period	192	22,504	233	22,929

Cash and cash equivalents - end of period	$193	$20,362	$235	$20,790

Consolidating Condensed Balance Sheet, December 30, 2003

		Combined	Combined
		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
		(In thousands)
Assets
Current assets:
Cash and cash equivalents	$192	$22,504	$233	$—	$22,929
Restricted cash	—	13,628	—	—	13,628
Accounts receivable	—	15,619	2,118	—	17,737
Other current assets	—	20,722	1,586	—	22,308

Total current assets	192	72,473	3,937	—	76,602
Property and equipment	—	49,240	3,511	—	52,751
Contract rights, net	362	100,209	941	—	101,512
Cost in excess of net assets acquired, net	6,974	39,483	—	—	46,457
Intercompany receivable (payable)	172,222	(164,951)	(7,271)	—	—
Investment in subsidiaries	(10,523)	—	—	10,523	—
Other assets	11,322	33,617	12	—	44,951

Total assets	$180,549	$130,071	$1,130	$10,523	$322,273

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities	$5,388	$72,454	$1,580	$—	$79,422
Long-term debt	105,245	65,000	—	—	170,245
Other liabilities	2,254	2,690	—	—	4,944

Total liabilities	112,887	140,144	1,580	—	254,611

Common stock, par value $0.01, exchangeable for subordinated debt, net of discount	14,035	—	—	—	14,035

Stockholders’ equity (deficiency):
Common stock	400	—	—	—	400
Additional paid-in capital	218,598	—	—	—	218,598
Accumulated deficit	(44,655)	(10,073)	(674)	10,747	(44,655)
Treasury stock and other	(120,716)	—	224	(224)	(120,716)

Total stockholders’ equity (deficiency)	53,627	(10,073)	(450)	10,523	53,627

Total liabilities and stockholders’ equity (deficiency)	$180,549	$130,071	$1,130	$10,523	$322,273

Consolidating Condensed Statement of Operations and Comprehensive Loss
Thirteen Week Period Ended April 1, 2003

		Combined	Combined
		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$90,656	$6,244	$—	$96,900
Cost of sales	—	76,048	5,607	—	81,655
Selling, general, and administrative	—	12,619	756	—	13,375
Depreciation and amortization	—	6,286	189	—	6,475
Contract related losses	—	110	—	—	110

Operating loss	—	(4,407)	(308)	—	(4,715)
Interest expense	—	5,071		—	5,071
Other income, net	—	(2)	(3)	—	(5)

Loss before income taxes	—	(9,476)	(305)	—	(9,781)
Income tax benefit	—	(3,236)	—	—	(3,236)

Loss in earnings of subsidiaries	(6,545)	—	—	6,545	—

Net loss	(6,545)	(6,240)	(305)	6,545	(6,545)
Other comprehensive income - foreign currency translation adjustment	—	—	247	—	247

Comprehensive loss	$(6,545)	$(6,240)	$(58)	$6,545	$(6,298)

Consolidating Condensed Statement of Cash Flows
Thirteen Week Period Ended April 1, 2003

		Combined	Combined
		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Consolidated
	(In thousands)
Cash Flows Provided by (Used In) Operating Activities	$—	$(5,094)	$47	$(5,047)

Cash Flows from Investing Activities:
Purchase of property and equipment, net	—	(4,223)	(34)	(4,257)
Contract rights acquired, net	—	(5,832)	—	(5,832)

Net cash used in investing activities	—	(10,055)	(34)	(10,089)

Cash Flows from Financing Activities:
Net borrowings - revolving loans	—	16,500	—	16,500
Principal payments on long-term debt	—	(288)	—	(288)
Decrease in bank overdrafts	—	(149)	—	(149)

Net cash provided by financing activities	—	16,063	—	16,063

Increase in cash	—	914	13	927
Cash and cash equivalents - beginning of period	—	10,150	224	10,374

Cash and cash equivalents - end of period	$—	$11,064	$237	$11,301

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

     As discussed in Note 2 in the “Notes to Consolidated Financial Statements”, the consolidated financial statements have been restated. This MD&A gives effect to those restatements.

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

We believe that our critical accounting policies, involving significant estimates, uncertainties and susceptibility to change, include the following:

•	Recoverability of Property and Equipment, Contract Rights, Cost in Excess of Net Assets Acquired (Goodwill) and Other Intangible Assets. As of March 30, 2004, net property and equipment of $51.0 million and net contract rights of $93.5 million were recorded. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, we evaluate long-lived assets with definite lives for possible impairment when an event occurs which would indicate that its carrying amount may not be recoverable. The impairment analysis is made at the contract level and evaluates the net property and equipment as well as the contract rights related to that contract. The undiscounted future cash flows from a contract are compared to the carrying value of the related long-lived assets. If the undiscounted future cash flows are lower than the carrying value, an impairment charge is recorded. The amount of the impairment charge is equal to the difference between the balance of the long-lived assets and the future discounted cash flows related to the assets (using a rate based on our incremental borrowing rate). Because we base our estimates of undiscounted future cash flows on past operating performance, including anticipated labor and other cost increases, and prevailing market conditions, we cannot assure you that our estimates are achievable. Different conditions or assumptions, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our evaluation and our financial condition or future results of operations. Events that would trigger an evaluation at the contract level include the loss of a tenant team, intent to cease operations at a facility due to contract termination or other means, the bankruptcy of a client, discontinuation of a sports league or a significant increase in competition that could reduce the future profitability of the contract, among others. As of March 30, 2004, net goodwill of $46.5 million and other intangible assets (trademarks) of $17.3 million were recorded. In accordance with SFAS No. 142, on an annual basis, we test our indefinite-lived intangible assets (goodwill and trademarks) for impairment. Additionally, goodwill is tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have determined that the reporting unit for testing the goodwill for impairment is Centerplate. In performing the annual goodwill assessment, we compare the fair value of Centerplate to its net asset carrying amount, including goodwill and trademarks. If the fair value of Centerplate exceeds the carrying amount, then it is determined that goodwill is not impaired. Should the carrying amount exceed the fair value, then we would need to perform the second step in the impairment test to determine the amount of the goodwill write-off. Fair value for these tests is determined based upon a discounted cash flow model, using a rate based on our incremental borrowing rate. Because we base our estimates of cash flows on past operating performance, including anticipated labor and other cost increases and prevailing market conditions, we cannot assure you that our estimates are achievable. Different conditions or assumptions, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our evaluation and on our financial condition or future results of operations. In performing the annual trademark assessment, management compares the fair value of the intangible asset to its carrying value. Fair value is determined based on a discounted cash flow model, using a rate based on our incremental borrowing rate. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss will be recognized for the excess amount. If the fair value is greater than the carrying amount, no further assessment is performed. We have performed our annual assessments of goodwill and trademarks on March 30, 2004 and determined that no impairment exists.

•	Insurance. We have a high-deductible insurance program for general liability, auto liability and workers’ compensation risk. We are required to estimate and accrue for the amount of losses that we expect to incur. These amounts are recorded in cost of sales and selling, general and administrative expenses on the statement of operations and accrued liabilities and long-term liabilities on the balance sheet. Our estimates consider a number of factors, including historic experience and an actuarial

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

•	Accounting Treatment for IDSs, Common Stock Owned by Initial Equity Investors and Derivative Financial Instruments – The Company’s income deposit securities (“IDSs”) include common stock, the subordinated notes and three embedded derivative features. The embedded derivative features include a call option, a change of control put option, and a term-extending option on the notes. The call option allows the Company to repay the principal amount of the subordinated notes after the fifth anniversary of the issuance, provided that the Company also pays all of the interest that would have been paid during the initial 10-year term of the notes, discounted to the date of repayment at a risk-free rate. Under the change of control put option, the holders have the right to cause the Company to repay the subordinated notes at 101% of face value upon a change of control. The term-extending option allows the Company to extend the term of the subordinated notes for two five-year periods at the end of the initial 10-year period provided that the Company is in compliance with the requirements of the indenture. We have accounted for these embedded derivatives in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. Based on SFAS No. 133, as amended and interpreted, the call option and the change of control put option are required to be separately valued. As of March 30, 2004, these embedded derivatives were fair valued and determined to be insignificant. The term-extending option was determined not to be separable from the underlying subordinated notes. Accordingly, it will not be separately accounted for in the current or future periods.

     In connection with the Company’s initial public offering (“IPO”), those investors who held stock prior to the IPO (the “Initial Equity Investors”) entered into an amended and restated stockholders agreement which provides that upon any post-offering sale of common stock by the Initial Equity Investors, at the option of the Initial Equity Investors, the Company will exchange a portion of the common stock with the purchasers for subordinated notes at an exchange rate of $9.30 principal amount of subordinated notes for each share of common stock (so that, after such purchase and exchange, the purchasers will have shares of common stock and subordinated notes in the appropriate proportions to represent integral numbers of IDSs). The Company believes that the portion of the common stock exchangeable for subordinated debt should be classified on the balance sheet according to the guidance provided by Accounting Series Release No. 268 (FRR Section 211), Redeemable Preferred Stocks. Accordingly, the Company has recorded $14.0 million as “Common stock exchangeable for subordinated debt” on the balance sheet. This amount will be accreted to the face amount due of $14.4 million using the effective interest method over the life of the Initial Equity Investors minimum required 180-day holding period. In addition, the Company has determined that the option conveyed to the Initial Equity Investors to exchange common stock for IDSs is an embedded derivative in accordance with SFAS No. 133, Paragraph 12. This option will be fair-valued each quarter with the change in the fair value charged or credited to interest expense in the accompanying statement of operations.

The common stock held by the Initial Equity Investors has been treated as a separate class of common stock for presentation of earnings per share at March 30, 2004. Although the common stock held by the Initial Equity Investors is part of the same class of stock as the common stock included in the IDSs for purposes of Delaware corporate law, the right to convert that is granted in our amended and restated stockholders agreement as described above causes the stock held by the Initial Equity Investors to have features of a separate class of stock for accounting purposes. The deemed dividend conveyed to the Initial Equity Investors discussed above requires a two class earnings per share calculation. Accordingly, at March 30, 2004, the Company has shown separate earnings per share for the stock held by the Initial Equity Investors and the stock included in the IDSs.

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

     Interest expense – Interest expense increased by $1.9 million from the prior-year period, principally due to $1.2 million in expenses, of which $0.3 million was amortization expense, related to the repurchase of the remaining senior subordinated notes issued in 1999. In addition, our subordinated notes issued in 2003 carry a higher fixed interest rate (13.5%) than the retired notes. These increases were partially offset by lower interest expenses associated with term loan and revolver borrowings under our current credit facility.

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

Liquidity and Capital Resources

     For the 13 weeks ended March 30, 2004, net cash used in operating activities was $4.2 million compared to $5.0 million in the prior-year period. The $0.8 million increase in cash provided from the prior- year period was principally attributable to cash provided by working capital and other non-current assets and liabilities. The fluctuation in working capital was primarily due to the timing of vendor and other payments which can vary from quarter to quarter as a result of the number and timing of events at the facilities we serve.

     Net cash used in investing activities was $2.5 million for the 13 weeks ended March 30, 2004, as compared to $10.1 million in the prior-year period, primarily reflecting a higher level of investment in new contracts in the prior-year period.

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

Contractual Commitments

		Payments due by period
			(in millions)
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years
Long–term borrowings	$186.2	$16.0	$—	$65.0	$105.2
Interest for fixed rate debt	158.0	19.2	57.0	29.3	52.5
Insurance	9.6	4.6	4.1	0.6	0.3
Operating leases	1.8	0.6	1.1	0.1	—
Commissions and royalties	36.3	8.2	15.9	5.9	6.3
Capital commitments (1)	14.5	10.3	4.2	—	—
Other long-term obligations(2)	1.2	0.7	0.4	0.1	—

Total Contractual Obligations	$407.6	$59.6	$82.7	$101.0	$164.3

(1)	Represents capital commitments in connection with several long-term concession contracts.

(2)	Represents various long-term obligations reflected on the balance sheet.

		Payments due by period
			(in millions)
		Less than			More than
Other Commercial Commitments	Total	1 year	1-3 years	4-5 years	5 years
Letters of credit	$16.4	$16.4	$—	$—	$—

New Accounting Standards

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiary and applies immediately to variable interest entities created after January 31, 2003. In December 2003, the FASB revised certain provisions of FIN 46 and modified the effective date for all variable interest entities existing before January 31, 2003 to the first period ending after March 15, 2004. The adoption of FIN 46 did not impact our financial position or results of operations.

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

Item 4. Control and Procedures.

Evaluation of disclosure controls and procedures. As a result of clarifications in the accounting for IDSs, we have determined that the portion of the stock owned by the Initial Equity Investors exchangeable for subordinated notes should be treated as mezzanine equity and that the option to effect such an exchange represents a derivative that should be recorded at fair value on our financial statements. We have determined that we must also reflect two classes of stock on our balance sheet as a result of the Initial Equity Investors’ option to effect such an exchange and make other related changes. These changes in accounting treatment and certain related matters are reflected in this Quarterly Report on Form 10-Q/A.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our report under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 30, 2004. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

PART II
OTHER INFORMATION

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2004.

Centerplate, Inc. (formerly Volume Services America Holdings, Inc.)

By:	/s/ Kenneth R. Frick

Name:	Kenneth R. Frick
Title:	Executive Vice President and Chief Financial Officer