Form 10-Q/A
period 2004-06-29
Centerplate, Inc.
filed 2004-11-08
CIK 1086774

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

http:www.centerplate.com
(Registrant’s URL)

VOLUME SERVICES AMERICA HOLDINGS, INC.

(Former name, former address and former fiscal year, if changed since last report)

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

EXPLANATORY NOTE

Following the completion of the initial public offering by Centerplate, Inc. (formerly Volume Services America Holdings, Inc., “Centerplate” or the “Company”) in December 2003, there have been continuing reviews of the accounting treatment of certain features of securities similar to the Company’s income deposit securities (“IDSs”). As a result of these reviews and discussions with the SEC, the Company has identified several revisions to its accounting for IDSs. The Company has incorporated relevant changes to its accounting treatment of its IDSs that are reflected in this Quarterly Report on Form 10-Q/A as described below. In addition, as described below, the Company has revised Note 7 to the consolidating financial statements to report the results of operations of Centerplate (the parent holding company and issuer of the IDSs) separately from the results of operations of the subsidiaries that guarantee the subordinated notes included in its IDSs (the “combined guarantor subsidiaries”).

This Quarterly Report on Form 10-Q/A amends “Item 1. Financial Statements” of the previously filed Form 10-Q for the quarterly period ended June 29, 2004 (“Form 10-Q”) as follows:

1.	Consolidated Statement of Operations – It has been determined that the $14.0 million obligation to issue subordinated notes in exchange for certain shares of common stock (“the conversion option”) that is reflected in the “Common Stock, Par Value $0.01, Exchangeable for Subordinated Debt, net of discount” should be accreted to the $14.4 million face amount of the obligation, using the effective interest method over the life of the initial equity investors minimum required 180-day holding period. As a result, an interest charge previously recorded for the accretion of the “Common Stock with Conversion Option, Par Value $0.01, Exchangeable for Subordinated Debt, net of discount” for the 13 and 26 weeks ended June 29, 2004, of $0.06 million and $0.1 million, respectively, has been reversed, reducing interest expense and increasing net income, accordingly. In the 13 weeks ended June 29, 2004, the accretion of the conversion option, a deemed dividend, has been reduced from $0.3 million to $0.1 million. In the previously filed Form 10-Q, the entire amount for the 26 weeks ended June 29, 2004 was reflected in the 13 week period. As the Company has filed an amended Form 10-Q for its 1st and 2nd fiscal quarters, the accretion of conversion option was allocated amongst the 1st and 2nd quarters. No change was needed for the 26 weeks ended June 29, 2004.

2.	Consolidated Statement of Operations – Earnings per share has been adjusted for the impact of the accretion and interest entries discussed above. In addition, dividends declared per share has been presented.

3.	Consolidated Statement of Stockholders’ Equity – The Statement of Stockholders’ Equity has been revised to reflect the change in net income as discussed above.

4.	Consolidated Statement of Cash Flows – For the 26 weeks ended June 29, 2004, net loss and derivative non-cash interest have been adjusted for the correction of the $0.1 million interest charge discussed above. These amounts were offsetting within operating activities, resulting in no change to “Net cash provided by operating activities”.

5.	Consolidated Statement of Cash Flows – For the 26 weeks ended June 29, 2004, the Consolidated Statement of Cash Flows was restated for the return of the unamortized portion of the Company’s investment in a client contract of $10.0 million which was reclassified between account receivable and other assets. These amounts were offsetting and had no impact on “Net cash used in operating activities”.

6.	Non-Guarantor Subsidiaries Financial Statements (see Note 7 in the “Notes to the Financial Statements”) – Changes as discussed above to the Consolidated Statement of Operations have been made as appropriate to the Company’s Consolidating Statement of Operations.

7.	Non-Guarantor Subsidiaries Financial Statements (see Note 7 in the “Notes to the Financial Statements”) – The subordinated notes included in the IDSs are guaranteed by some but not all of the subsidiaries of the issuer, Centerplate. In the previously reported Consolidating Balance Sheets and Consolidating Statement of Operations included in Note 7, Centerplate results had been consolidated with the combined guarantor subsidiaries. In this Form 10-Q/A, the Consolidating Balance Sheets and Consolidating Statement of Operations included in Note 7 have been revised to report Centerplate independently.

8.	Notes to Consolidated Financial Statements — Notes discussing the accounting treatment for the Company’s IDSs and derivative financial instruments have been updated to reflect the changes as discussed above.

In addition, the following change was made to “Item 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations” on the Form 10-Q:

1.	Interest expense for the 13 and 26 weeks ended June 29, 2004 was adjusted by $0.06 million and $0.1 million, respectively, as discussed above. Interest expense as discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised to reflect the correction.

The Company has made no other changes to its financial statements other than those discussed above.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

CENTERPLATE, INC. (FORMERLY VOLUME SERVICES AMERICA HOLDINGS, INC.)

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JUNE 29, 2004 AND DECEMBER 30, 2003

	June 29,	December 30,
	2004	2003
	(As Restated — See Note 2)	(As Restated — See Note 2)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,169	$22,929
Restricted cash	—	13,628
Accounts receivable, less allowance for doubtful accounts of $399 and $348 at June 29, 2004 and December 30, 2003, respectively	31,099	17,737
Merchandise inventories	17,822	14,865
Prepaid expenses and other	3,991	3,322
Deferred tax asset	4,397	4,121

Total current assets	90,478	76,602

PROPERTY AND EQUIPMENT:
Leasehold improvements	44,464	45,828
Merchandising equipment	56,505	54,635
Vehicles and other equipment	10,438	9,791
Construction in process	155	168

Total	111,562	110,422
Less accumulated depreciation and amortization	(61,469)	(57,671)

Property and equipment, net	50,093	52,751

OTHER ASSETS:
Contract rights, net	84,294	101,512
Restricted cash	8,420	8,420
Cost in excess of net assets acquired	46,457	46,457
Deferred financing costs, net	12,317	13,017
Trademarks	17,325	17,274
Deferred tax asset	6,139	2,790
Other	3,659	3,450

Total other assets	178,611	192,920

TOTAL ASSETS	$319,182	$322,273

CENTERPLATE, INC. (FORMERLY VOLUME SERVICES AMERICA HOLDINGS, INC.)

CONSOLIDATED BALANCE SHEETS (CONTINUED)(UNAUDITED)
JUNE 29, 2004 AND DECEMBER 30, 2003

	June 29,	December 30,
	2004	2003
	(As Restated — See Note 2)	(As Restated — See Note 2)
	(In thousands, except share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term note payable	$—	$4,000
Current maturities of long-term debt	—	12,250
Accounts payable	20,412	18,054
Accrued salaries and vacations	13,582	11,297
Liability for insurance	4,213	4,537
Accrued taxes, including income taxes	5,721	3,947
Accrued commissions and royalties	31,420	14,053
Liability for derivatives	4,409	2,654
Accrued interest	552	1,566
Accrued dividends	1,487	1,982
Other	5,412	5,082

Total current liabilities	87,208	79,422

LONG TERM LIABILITIES:
Long-term debt	170,245	170,245
Liability for insurance	6,030	4,245
Other liabilities	1,115	699

Total long-term liabilities	177,390	175,189

COMMITMENTS AND CONTINGENCIES

COMMON STOCK WITH CONVERSION OPTION, PAR VALUE $0.01, EXCHANGEABLE FOR SUBORDINATED DEBT, NET OF DISCOUNT	14,352	14,035

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value — authorized: 100,000,000 shares;
issued: 18,463,995 shares without conversion option; outstanding: 18,463,995 shares without conversion option	185	185
issued: 21,531,152 shares with conversion option; outstanding: 4,060,997 shares with conversion option	215	215
Additional paid-in capital	218,331	218,598
Accumulated deficit	(57,674)	(44,655)
Accumulated other comprehensive income	115	224
Treasury stock — at cost (17,470,153 shares)	(120,940)	(120,940)

Total stockholders’ equity	40,232	53,627

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$319,182	$322,273

See notes to consolidated financial statements.

CENTERPLATE, INC. (FORMERLY VOLUME SERVICES AMERICA HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED JUNE 29, 2004 AND JULY 1, 2003

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29,		June 29,
	2004	July 1,	2004	July 1,
	(As Restated — See Note 2)	2003	(As Restated — See Note 2)	2003
	2004	2003	2004	2003
	(In thousands, except share data)
Net sales	$173,725	$172,733	$271,961	$269,633
Cost of sales	140,546	140,664	222,693	222,319
Selling, general, and administrative	15,596	14,177	29,143	27,552
Depreciation and amortization	6,601	6,895	13,479	13,370
Contract related losses	121	537	121	647

Operating income	10,861	10,460	6,525	5,745
Interest expense	7,052	5,124	14,028	10,195
Other income, net	(38)	(14)	(95)	(19)

Income (loss) before income taxes	3,847	5,350	(7,408)	(4,431)
Income tax provision (benefit)	(1,547)	2,474	(3,625)	(762)

Net income (loss)	5,394	2,876	(3,783)	(3,669)
Accretion of conversion option	(142)	—	(317)	—

Net income (loss) available to common stock with or without the conversion option	5,252	2,876	(4,100)	(3,669)

Basic Net Income (Loss) per share with conversion option	$0.27	—	$(0.10)	—

Diluted Net Income (Loss) per share with conversion option	$0.27	—	$(0.10)	—

Basic Net Income (Loss) per share without conversion option	$0.23	$0.21	$(0.18)	$(0.27)

Diluted Net Income (Loss) per share without conversion option	$0.23	$0.21	$(0.18)	$(0.27)

Weighted Average Shares outstanding with conversion option	4,060,997	—	4,060,997	—
Weighted Average Shares outstanding without conversion option	18,463,995	13,612,829	18,463,995	13,612,829

Total weighted average shares outstanding	22,524,992	13,612,829	22,524,992	13,612,829

Dividends declared per share	$0.20	—	$0.40	—

See notes to consolidated financial statements.

CENTERPLATE, INC. (FORMERLY VOLUME SERVICES AMERICA HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED) FOR THE PERIOD FROM DECEMBER 31, 2003 TO JUNE 29, 2004 AND THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 1, 2003 AND JUNE 29, 2004

	Common	Common	Common	Common
	Shares	Stock	Shares	Stock			Accumulated
	without	without	with	with	Additional		Other
	Conversion	Conversion	Conversion	Conversion	Paid-in	Accumulated	Comprehensive	Treasury
	Option	Option	Option	Option	Capital	Deficit	Income	Stock	Total
					(In thousands, except share data)
BALANCE, DECEMBER 30, 2003	18,463,995	$185	21,531,152	$215	$218,598	$(44,655)	$224	$(120,940)	$53,627
Payment of issuance costs	—	—	—	—	(267)	—	—	—	(267)
Foreign currency translation	—	—	—	—	—	—	(109)	—	(109)
Accretion of conversion option (As Restated — See Note 2)	—	—	—	—	—	(317)	—	—	(317)
Dividends declared	—	—	—	—	—	(8,919)	—	—	(8,919)
Net loss (As Restated — See Note 2)	—	—	—	—	—	(3,783)	—	—	(3,783)

BALANCE, JUNE 29, 2004	18,463,995	$185	21,531,152	$215	$218,331	$(57,674)	$115	$(120,940)	$40,232

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29,		June 29,
	2004	July 1,	2004	July 1,
	(As Restated-see note 2)	2003	(As Restated-see note 2)	2003
Net Income (Loss)	5,394	2,876	(3,783)	(3,669)
Other Comprehensive Income (Loss) - foreign currency translation adjustment	(116)	313	(109)	560

Comprehensive income (loss)	5,278	3,189	(3,892)	(3,109)

CENTERPLATE, INC. (FORMERLY VOLUME SERVICES AMERICA HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
TWENTY-SIX WEEK PERIODS ENDED JUNE 29, 2004 AND JULY 1, 2003

	Twenty-six Weeks Ended
	June 29, 2004 (As Restated — See Note 2)	July 1, 2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,783)	$(3,669)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,479	13,370
Amortization of deferred financing costs	1,051	715
Derivative non-cash interest	1,755	—
Contract related losses	121	647
Noncash compensation	—	(96)
Deferred tax change	(3,625)	(762)
Gain (loss) on disposition of assets	7	(65)
Other	(109)	560
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(3,362)	(4,806)
Merchandise inventories	(2,957)	(4,699)
Prepaid expenses	(669)	(1,547)
Other assets	(600)	(1,628)
Increase in liabilities:
Accounts payable	2,258	3,576
Accrued salaries and vacations	2,285	3,168
Liability for insurance	1,461	440
Accrued commissions and royalties	13,367	10,394
Other liabilities	954	2,240

Net cash provided by operating activities	21,633	17,838

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(3,119)	(4,710)
Proceeds from sale of property and equipment	90	—
Contract rights acquired, net	(1,958)	(10,481)
Return of unamortized capital investment	6,148	—

Net cash provided by (used) in investing activities	1,161	(15,191)

CENTERPLATE, INC. (FORMERLY VOLUME SERVICES AMERICA HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)(UNAUDITED)
TWENTY-SIX WEEK PERIODS ENDED JUNE 29, 2004 AND JULY 1, 2003

	Twenty-six Weeks Ended
	June 29, 2004 (As Restated — See Note 2)	July 1, 2003
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings — revolving loans	$(4,000)	$500
Principal payments on long-term debt	—	(575)
Payments of financing costs	(351)	—
Payments of debt issuance costs	(267)	—
Principal payments to redeem senior subordinated notes	(12,250)	—
Transfers from restricted cash	13,628	—
Dividend payments	(9,414)	—
Increase in bank overdrafts	100	2,219

Net cash provided by (used in) financing activities	(12,554)	2,144

INCREASE IN CASH AND CASH EQUIVALENTS:	10,240	4,791
CASH AND CASH EQUIVALENTS:
Beginning of period	22,929	10,374

End of period	$33,169	$15,165

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Capital investment commitment	$4,500	$—
Cash due to Company for return of capital invested	$10,000	$—
Dividends declared and unpaid	$1,487	$—

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

2. RESTATEMENT OF FINANCIAL STATEMENTS

     Following the completion of the initial public offering by Centerplate in December 2003, there have been continuing reviews of the accounting treatment of certain features of securities similar to the Company’s income deposit securities (“IDSs”). As a result of these reviews and discussions with the SEC the Company has identified several revisions to its accounting for IDSs. The Company has incorporated relevant changes to its accounting treatment of its IDSs and restated its financial statements as of and for the 26 weeks ended June 29, 2004. In addition as described below, the Company has revised its consolidating financial statements to report the results of operations of Centerplate (the parent holding company and issuer of the IDSs) separately from the results of operations of the subsidiaries that guarantee the subordinated notes included in its IDSs (the “combined guarantor subsidiaries”).

     Consolidated Statement of Operations – The $14.0 million obligation to issue subordinated notes in exchange for certain shares of common stock (“the conversion option”) that is reflected in “Common Stock, Par Value $0.01, Exchangeable for Subordinated Debt, net of discount” should be accreted to the $14.4 million face amount of the obligation using the effective interest method over the life of the Initial Equity Investors minimum required 180-day holding period. As a result, an interest charge previously recorded for the accretion of the “Common Stock with Conversion Option, Par Value $0.01, Exchangeable for Subordinated Debt, net of discount” for the 13 and 26 weeks ended June 29, 2004, of $0.06 million and $0.1 million, respectively, has been reversed, reducing interest expense and increasing net income, accordingly. In the 13 weeks ended June 29, 2004, the accretion of the conversion option has been reduced from $0.3 million to $0.1 million. The originally reported accretion amount had reflected the entire amount for the 26 weeks ended June 29, 2004 in the 13 week period. As the Company has filed an amended Form 10-Q for its 1st and 2nd fiscal quarters, the accretion of conversion option was allocated among the 1st and 2nd quarters. No change was needed for the 26 weeks ended June 29, 2004.

     Consolidated Statement of Operations – Earnings per share has been adjusted for the impact of the accretion and interest entries discussed above. In addition, dividends declared per share has been presented.

     Consolidated Statement of Stockholders’ Equity – The Statement of Stockholders’ Equity has been revised to reflect the change in net income as discussed above.

     Consolidated Statement of Cash Flows – For the 26 weeks ended June 29, 2004, net loss and derivative non-cash interest have been adjusted for the correction of the $0.1 million interest charge discussed above. These amounts were offsetting within operating activities, resulting in no change to “Net cash provided by operating activities”.

     In addition, the Consolidated Statement of Cash Flows was restated for the return of the unamortized portion of the Company’s investment in a client contract of $10.0 million which was reclassified between account receivable and other assets. These amounts were offsetting and had no impact on “Net cash used in operating activities”.

     Non-Guarantor Subsidiaries Financial Statements (see Note 7) – Changes as discussed above to the Consolidated Statement of Operations have been made as appropriate to the Company’s Consolidating Statement of Operations. In addition, Centerplate’s results had been consolidated with the combined guarantor subsidiaries of its subordinated notes in the previous statements. The Company has revised the consolidating financial statements where necessary to report Centerplate independently.

     A summary of the significant effects on the Consolidated Statement of Operations for the 13 and 26 weeks ended June 29, 2004 is as follows:

	For the 13 weeks ended		For the 26 weeks ended
	June 29, 2004		June 29, 2004

	Originally		Originally
	Reported	Restated	Reported	Restated

Consolidated Statement of Operations:
Interest expense	$7,112	$7,052	$14,148	$14,028

Loss before income taxes	$3,787	$3,847	$(7,528)	$(7,408)

Net income (loss)	$5,334	$5,394	$(3,903)	$(3,783)

Accretion of conversion option	$(317)	$(142)	—	—

Net income (loss) available to common stock with or without the conversion option	$5,017	$5,252	$(4,220)	$(4,100)

Basic net income (loss) per share with conversion option	$0.30	$0.27	$(0.11)	$(0.10)

Diluted net income (loss) per share with conversion option	$0.30	$0.27	$(0.11)	$(0.10)

Basic net income (loss) per share without conversion option	$0.22	$0.23	$(0.19)	$(0.18)

Diluted net income (loss) per share without conversion option	$0.22	$0.23	$(0.19)	$(0.18)

A summary of the significant effects on the Consolidated Statement of Cash Flows for the 26 weeks ended June 29, 2004 is as follows:

	For the 26 weeks ended
	June 29, 2004

Consolidated Statement of Cash Flows:
Net loss	$(3,903)	$(3,783)

Derivative non-cash interest	$1,875	$1,755

Accounts receivable	$(13,362)	$(3,362)

Other assets	$9,400	$(600)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Cost in Excess of Net Assets Acquired and Trademarks – The Company has performed its annual impairment tests of goodwill and trademarks as of March 30, 2004 in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and determined that no impairment exists. There have been no events since March 30, 2004 that would cause the Company to have to reassess the carrying value of these assets.

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

     Accounting Treatment for IDSs, Common Stock Owned by Initial Equity Investors and Derivative Financial Instruments. The Company’s income deposit securities (“IDSs”) include common stock and subordinated notes, the latter of which has three embedded derivative features. The embedded derivative features include a call option, a change of control put option, and a term-extending option on the notes. The call option allows the Company to repay the principal amount of the subordinated notes after the fifth anniversary of the issuance, provided that the Company also pays all of the interest that would have been paid during the initial 10-year term of the notes, discounted to the date of repayment at a risk-free rate. Under the change of control put option, the holders have the right to cause the Company to repay the subordinated notes at 101% of face value upon a change of control, as defined in the subordinated note agreement. The term-extending option allows the Company to unilaterally extend the term of the subordinated notes for two five-year periods at the end of the initial 10-year period provided that it is in compliance with the requirements of the indenture. The Company has accounted for these embedded derivatives in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. Based on SFAS No. 133, as amended and interpreted, the call option and the change of control put option are required to be separately valued. As of June 29, 2004, these embedded derivatives were fair valued and determined to be insignificant. The term extending option was determined to not be separable from the underlying subordinated notes. Accordingly, it will not be separately accounted for in the current or future periods.

     In connection with the initial public offering (“IPO”), those investors who held stock prior to the IPO (the “Initial Equity Investors”) entered into an amended and restated stockholders agreement, which provides that, upon any post-offering sale of common stock by the Initial Equity Investors, at the option of the Initial Equity Investors, the Company will exchange a portion of it’s common stock for subordinated notes at an exchange rate of $9.30 principal amount of subordinated notes for each share of common stock (so that, after such exchange, the Initial Equity Investors will have shares of common stock and subordinated notes in the appropriate proportions to represent integral numbers of IDSs). The Company has concluded that the portion of the Initial Equity Investor’s common stock exchangeable for subordinated debt should be classified on its consolidated balance sheet according to the guidance provided by Accounting Series Release No. 268 (FRR Section 211), Redeemable Preferred Stocks. Accordingly, the Company has recorded $14.4 million as “Common stock with conversion option exchangeable for subordinated debt” on the balance sheet. This amount was accreted to the face amount due of $14.4 million using the effective interest method over the life of the Initial Equity Investors minimum required 180-day holding period. The accretion of approximately $142,000 and $175,000 in the periods ended March 30, 2004 and June 29, 2004, respectively, was a deemed dividend to the Initial Equity Investors. In addition, the Company has determined that the option conveyed to the Initial Equity Investors to exchange common stock for subordinated debt in order to form IDSs is an embedded derivative in accordance with Paragraph 12 of SFAS No. 133. The Company has recorded a liability for the fair value of this embedded derivative of approximately $4.4 million as of June 29, 2004, an increase of $1.8 million from December 30, 2003. This option is fair-valued each reporting period with the change in the fair value recorded in interest expense in the accompanying consolidated statement of operations.

     The common stock held by the Initial Equity Investors has been treated as a separate class of common stock for presentation of earnings per share at June 29, 2004. Although the common stock held by the Initial Equity Investors is part of the same class of stock as the common stock included in the IDSs for purposes of Delaware corporate law, the right to convert that is granted in our amended and restated stockholders agreement as described above causes the stock held by the Initial Equity Investors to have features of a separate class of stock for accounting purposes. The deemed dividend of approximately $317,000 conveyed to the Initial Equity Investors discussed above requires a two class earnings per share calculation. Accordingly, at June 29, 2004, the Company has shown separate earnings per share for the stock held by the Initial Equity Investors and the stock included in the IDSs.

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

7. NON-GUARANTOR SUBSIDIARIES FINANCIAL STATEMENTS

     The Company’s 13.5% subordinated notes with a principal amount of $105,245,000 governed by the Company’s indenture entered into in 2003, are jointly and severally guaranteed by each of Centerplate’s (the issuer) direct and indirect wholly owned subsidiaries, except for certain non-wholly owned U.S. subsidiaries and one non-U.S. subsidiary for the 1999 notes. The following table sets forth the condensed consolidating financial statements of Centerplate as of June 29, 2004 and December 30, 2003 (in the case of the balance sheets) and for the 13 and 26 week periods ended June 29, 2004 and July 1, 2003 (in the case of the statements of operations and comprehensive income [loss]) and for the 26 week periods ended June 29, 2004 and July 1, 2003 (in the case of the statement of cash flows). The Company has restated its consolidating financial statements to report the results of operations of Centerplate separately from the results of operations of the subsidiaries that guarantee the subordinated notes included in its IDSs (“the combined guarantor subsidiaries”).

Consolidating Condensed Balance Sheet, June 29, 2004

		Combined	Combined
		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Assets
Current assets:
Cash and cash equivalents	$193	$32,719	$257	$—	$33,169
Accounts receivable	—	29,427	1,672	—	31,099
Other current assets	3	24,776	1,431	—	26,210

Total current assets	196	86,922	3,360	—	90,478
Property and equipment	—	46,637	3,456	—	50,093
Contract rights, net	308	83,245	741	—	84,294
Cost in excess of net assets acquired, net	6,974	39,483	—	—	46,457
Intercompany receivable (payable)	162,578	(157,314)	(5,264)	—	—
Investment in subsidiaries	(12,659)	—	—	12,659	—
Other assets	8,712	38,375	773	—	47,860

Total assets	$166,109	$137,348	$3,066	$12,659	$319,182

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:	$6,280	$77,627	$3,301	—	$87,208
Long-term debt	105,245	65,000	—	—	170,245
Other liabilities	—	7,145	—	—	7,145

Total liabilities	111,525	149,772	3,301	—	264,598

Common stock with conversion option, par value $0.01, exchangeable for subordinated debt, net of discount	14,352	—	—	—	14,352

Stockholders’ equity (deficiency):
Common stock	400	—	—	—	400
Additional paid-in capital	218,331	—	—	—	218,331
Accumulated deficit	(57,674)	(12,424)	(350)	12,774	(57,674)
Treasury stock and other	(120,825)	—	115	(115)	(120,825)

Total stockholders’ equity (deficiency)	40,232	(12,424)	(235)	12,659	40,232

Total liabilities and stockholders’ equity (deficiency)	$166,109	$137,348	$3,066	$12,659	$319,182

Consolidating Condensed Statement of Operations and Comprehensive Income
Thirteen Week Period Ended June 29, 2004

		Combined	Combined
		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Net sales	$—	$164,334	$9,391	$—	$173,725
Cost of sales	—	132,899	7,647	—	140,546
Selling, general, and administrative	43	14,537	1,016	—	15,596
Depreciation and amortization	28	6,325	248	—	6,601
Contract related losses	—	121	—	—	121

Operating income (loss)	(71)	10,452	480	—	10,861
Interest expense	5,437	1,615	—	—	7,052
Intercompany interest, net	(4,013)	4,013	—	—
Other income, net	—	(37)	(1)	—	(38)

Income before income taxes	(1,495)	4,861	481	—	3,847
Income tax benefit	(56)	(1,491)	—	—	(1,547)
Equity in earnings of subsidiaries	6,833	—	—	(6,833)

Net income	5,394	6,352	481	(6,833)	5,394
Accretion of conversion option	(142)	—	—	—	(142)

Net income available to common stock with or without the conversion option	5,252	6,352	481	(6,833)	5,252

Net income	5,394	6,352	481	(6,833)	5,394
Other comprehensive loss - foreign currency translation adjustment	—	—	(116)	—	(116)

Comprehensive income	$5,394	$6,352	$365	$(6,833)	$5,278

Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
Twenty-six Week Period Ended June 29, 2004

		Combined	Combined
		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Net sales	$—	$253,283	$18,678	$—	$271,961
Cost of sales	—	206,972	15,721	—	222,693
Selling, general, and administrative	166	26,947	2,030	—	29,143
Depreciation and amortization	55	12,928	496	—	13,479
Contract related losses	—	121	—	—	121

Operating income (loss)	(221)	6,315	431	—	6,525
Interest expense	9,458	4,570	—	—	14,028
Intercompany interest, net	(7,982)	7,982	—	—	—
Other income, net	(1)	(92)	(2)	—	(95)

Income (loss) before income taxes	(1,696)	(6,145)	433	—	(7,408)
Income tax benefit	(61)	(3,564)	—	—	(3,625)
Equity in earnings of subsidiaries	(2,148)	—	—	2,148	—

Net income (loss)	(3,783)	(2,581)	433	2,148	(3,783)
Accretion of conversion option	(317)	—	—	—	(317)

Net income (loss) available to common stock with or without the conversion option	(4,100)	(2,581)	433	2,148	(4,100)

Net income (loss)	(3,783)	(2,581)	433	2,148	(3,783)
Other comprehensive loss - foreign currency translation adjustment	—	—	(109)	—	(109)

Comprehensive income (loss)	$(3,783)	$(2,581)	$324	$2,148	$(3,892)

Consolidating Condensed Statement of Cash Flows
Twenty-six Week Period Ended June 29, 2004

		Combined	Combined
		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Consolidated
	(In thousands)
Cash Flows Provided by Operating Activities	$201	$19,016	$2,416	$21,633

Cash Flows from Investing Activities:
Purchase of property and equipment, net	—	(2,647)	(472)	(3,119)
Proceeds from sale of property and equipment	—	3	87	90
Contract rights acquired, net	—	(1,958)	—	(1,958)
Return of unamortized capital investment	—	6,148	—	6,148

Net cash provided by (used in) investing activities	—	1,546	(385)	1,161

Cash Flows from Financing Activities:
Net repayments — revolving loans		(4,000)	—	(4,000)
Payments of financing costs	(163)	(188)	—	(351)
Payments of debt issuance costs	(267)	—	—	(267)
Principal payments to redeem senior subordinated notes		(12,250)	—	(12,250)
Restricted cash		13,628	—	13,628
Dividend payments	(9,414)	—	—	(9,414)
Increase in bank overdrafts		100	—	100
Change in intercompany, net	9,644	(7,637)	(2,007)	—

Net cash used in financing activities	(200)	(10,347)	(2,007)	(12,554)

Increase in cash and cash equivalents	1	10,215	24	10,240
Cash and cash equivalents — beginning of period	192	22,504	233	22,929

Cash and cash equivalents — end of period	$193	$32,719	$257	$33,169

Consolidating Condensed Balance Sheet, December 30, 2003

		Combined	Combined
		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$192	$22,504	$233	$—	$22,929
Restricted cash	—	13,628	—	—	13,628
Accounts receivable	—	15,619	2,118	—	17,737
Other current assets	—	20,722	1,586		22,308

Total current assets	$192	72,473	3,937	—	76,602
Property and equipment	—	49,240	3,511	—	52,751
Contract rights, net	362	100,209	941	—	101,512
Cost in excess of net assets acquired, net	6,974	39,483	—	—	46,457
Intercompany receivable (payable)	172,222	(164,951)	(7,271)	—	—
Investment in subsidiaries	(10,523)	—	—	10,523	—
Other assets	11,322	33,617	12	—	44,951

Total assets	$180,549	$130,071	$1,130	$10,523	$322,273

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:	$5,388	$72,454	$1,580	$—	79,422
Long-term debt	105,245	65,000	—	—	170,245
Other liabilities	2,254	2,690	—	—	4,944

Total liabilities	112,887	140,144	1,580	—	254,611

Common stock with conversion option, par value $0.01, exchangeable for subordinated debt, net of discount	14,035	—	—	—	14,035

Stockholders’ equity (deficiency):
Common stock	400	—	—	—	400
Additional paid-in capital	218,598	—	—	—	218,598
Accumulated deficit	(44,655)	(10,073)	(674)	10,747	(44,655)
Treasury stock and other	(120,716)	—	224	(224)	(120,716)

Total stockholders’ equity (deficiency)	53,627	(10,073)	(450)	10,523	53,627

Total liabilities and stockholders’ equity (deficiency)	$180,549	$130,071	$1,130	$10,523	$322,273

Consolidating Condensed Statement of Operations and Comprehensive Income
Thirteen Week Period Ended July 1, 2003

		Combined	Combined
		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
		(In thousands)
Net sales	$—	$162,048	$10,685	$—	$172,733
Cost of sales	—	131,687	8,977	—	140,664
Selling, general, and administrative	—	12,985	1,192	—	14,177
Depreciation and amortization	—	6,714	181	—	6,895
Contract related losses	—	537	—	—	537

Operating income	—	10,125	335	—	10,460
Interest expense	—	5,124		—	5,124
Other income, net	—	(12)	(2)	—	(14)

Income before income taxes	—	5,013	337	—	5,350
Income tax provision	—	2,474	—	—	2,474

Equity in loss of subsidiaries	2,876	—	—	(2,876)	—

Net income	2,876	2,539	337	(2,876)	2,876
Other comprehensive income - foreign currency translation adjustment	—	—	313	—	313

Comprehensive income	$2,876	$2,539	$650	$(2,876)	$3,189

Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
Twenty-six Week Period Ended July 1, 2003

		Combined	Combined
		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
		(In thousands)
Net sales	$—	$252,704	$16,929	$—	$269,633
Cost of sales	—	207,735	14,584	—	222,319
Selling, general, and administrative	—	25,604	1,948	—	27,552
Depreciation and amortization	—	13,000	370	—	13,370
Contract related losses	—	647	—	—	647

Operating income	—	5,718	27	—	5,745
Interest expense	—	10,195		—	10,195
Other income, net	—	(14)	(5)	—	(19)

Income (loss) before income taxes	—	(4,463)	32	—	(4,431)
Income tax benefit	—	(762)	—	—	(762)

Equity in loss of subsidiaries	(3,669)	—	—	3,669	—

Net income (loss)	(3,669)	(3,701)	32	3,669	(3,669)
Other comprehensive income - foreign currency translation adjustment	—	—	560	—	560

Comprehensive income (loss)	$(3,669)	$(3,701)	$592	$3,669	$(3,109)

Consolidating Condensed Statement of Cash Flows
Twenty-six Week Period Ended July 1, 2003

		Combined	Combined
		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Consolidated
		(In thousands)
Cash Flows Provided by Operating Activities	$—	$17,707	$131	$17,838

Cash Flows from Investing Activities:
Purchase of property and equipment, net	—	(4,511)	(199)	(4,710)
Contract rights acquired, net	—	(10,481)	—	(10,481)

Net cash used in investing activities	—	(14,992)	(199)	(15,191)

Cash Flows from Financing Activities:
Net borrowings — revolving loans	—	500	—	500
Principal payments on long-term debt	—	(575)	—	(575)
Increase in bank overdrafts	—	2,219	—	2,219

Net cash provided by financing activities	—	2,144	—	2,144

Increase (decrease) in cash and cash equivalents	—	4,859	(68)	4,791
Cash and cash equivalents — beginning of period	—	10,150	224	10,374

Cash and cash equivalents — end of period	$—	$15,009	$156	$15,165

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

     As discussed in Note 2 in the “Notes to the Consolidated Financial Statements”, the consolidated financial statements have been restated. This MD&A gives effect to these restatements.

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

•	Accounting Treatment for IDSs, Common Stock Owned by Initial Equity Investors and Derivative Financial Instruments. Our income deposit securities (“IDSs”) include common stock and subordinated notes, the latter of which has three embedded derivative features. The embedded derivative features include a call option, a change of control put option, and a term-extending option on the notes. The call option allows us to repay the principal amount of the subordinated notes after the fifth anniversary of the issuance, provided that we also pays all of the interest that would have been paid during the initial 10-year term of the notes, discounted to the date of repayment at a risk-free rate. Under the change of control put option, the holders have the right to cause us to repay the subordinated notes at 101% of face value upon a change of control, as defined in the subordinated note agreement. The term-extending option allows us to unilaterally extend the term of the subordinated notes for two five-year periods at the end of the initial 10-year period provided that we are in compliance with the requirements of the indenture. We have accounted for these embedded derivatives in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. Based on SFAS No. 133, as amended and interpreted, the call option and the change of control put option are required to be separately valued. As of June 29, 2004, these embedded derivatives were fair valued and determined to be insignificant. The term extending option was determined to not be separable from the underlying subordinated notes. Accordingly, it will not be separately accounted for in the current or future periods.

         In connection with the initial public offering (“IPO”), those investors who held stock prior to the IPO (the “Initial Equity Investors”) entered into an amended and restated stockholders agreement, which provides that, upon any post-offering sale of common stock by the Initial Equity Investors, at the option of the Initial Equity Investors, we will exchange a portion of their common stock for subordinated notes at an exchange rate of $9.30 principal amount of subordinated notes for each share of common stock (so that, after such exchange, the Initial Equity Investors will have shares of common stock and subordinated notes in the appropriate proportions to represent integral numbers of IDSs). We have concluded that the portion of the Initial Equity Investor’s common stock exchangeable for subordinated debt should be classified on its consolidated balance sheet according to the guidance provided by Accounting Series Release No. 268 (FRR Section 211), Redeemable Preferred Stocks. Accordingly, we have recorded $14.4 million as “Common stock with conversion option exchangeable for subordinated debt” on the balance sheet. This amount was accreted to the face amount due of $14.4 million using the effective interest method over the life of the Initial Equity Investors minimum required 180-day holding period. In addition, we have determined that the option conveyed to the Initial Equity Investors to exchange common stock for subordinated debt in order to form IDSs is an embedded derivative in accordance with Paragraph 12 of SFAS No. 133. This option is fair-valued each reporting period with the change in the fair value recorded in interest expense in the accompanying consolidated statement of operations.

         The common stock held by the Initial Equity Investors has been treated as a separate class of common stock for presentation of earnings per share at June 29, 2004. Although the common stock held by our Initial Equity Investors is part of the same class of stock as the common stock included in our IDSs for purposes of Delaware corporate law, the right to convert that is granted in our amended and restated stockholders agreement as described above causes the stock held by the Initial Equity Investors to have features of a separate class of stock for accounting purposes. The deemed dividend of approximately $317,000 conveyed to the Initial Equity Investors discussed above requires a two class earnings per share calculation. Accordingly, at June 29, 2004, we have shown separate earnings per share for the stock held by the Initial Equity Investors and the stock included in our IDSs.

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

     Interest expense – Interest expense increased by $1.9 million from the prior-year period, principally due to a $1.6 million non-cash charge related to the change in the fair value of our derivatives. In addition, interest expense related to our subordinated notes issued in 2003 was higher than the interest from the retired senior subordinated notes in the prior year period. However, this was partially offset by lower interest expense associated with term loan and revolver borrowings under our current credit facility.

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

     Interest expense – Interest expense increased by $3.8 million from the prior-year period. The increase was primarily due to $1.2 million in expenses, of which $0.3 million was amortization expense, related to the repurchase of the remaining senior subordinated notes under our old 1999 indenture and a $1.8 million non-cash charge related to the change in fair value of our derivatives. In addition, interest expense related to our subordinated notes issued in 2003 was $1.5 million higher than the interest from the retired notes in the prior year period. These increases were partially offset by lower interest expenses associated with term loan and revolver borrowings under our current credit facility.

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

Contractual Commitments

	Payments due by period
	(in millions)
Contractual
Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long–term borrowings	$170.2	$—	$—	$65.0	$105.2
Interest for fixed rate debt	153.2	19.2	56.7	28.4	48.9
Insurance	10.2	4.4	4.5	0.9	0.4
Operating leases	2.2	0.2	1.7	0.3	—
Commissions and royalties	45.4	8.1	14.7	5.7	16.9
Capital commitments (1)	13.9	9.2	4.7	—	—
Other long-term obligations(2)	1.1	0.1	0.9	0.1	—

Total Contractual Obligations	$396.2	$41.2	$83.2	$100.4	$171.4

(1)	Represents capital commitments in connection with several long-term concession contracts.

(2)	Represents various long-term obligations reflected on the balance sheet.

	Payments due by period
	(in millions)
Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Letters of credit	$17.6	$17.6	$—	$—	$—

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

Item 4. Control and procedures.

Evaluation of disclosure controls and procedures. As a result of clarifications in the accounting for IDSs, we have determined that the portion of the stock owned by the Initial Equity Investors exchangeable for subordinated notes should be treated as mezzanine equity and that the option to effect such an exchange represents a derivative that should be recorded at fair value on our balance sheet. We have determined that we must also reflect two classes of stock on our financial statements as a result of the Initial Equity Investors’ option to effect such an exchange and make other related changes. These changes in accounting treatment and certain related matters are reflected in this Quarterly Report on Form 10-Q/A.

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