Form 10-Q
period 2004-09-28
Centerplate, Inc.
filed 2004-11-12
CIK 1086774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(✓)	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 28, 2004 or

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

(  )Yes       (✓) No

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock of Centerplate, Inc. outstanding as of November 11, 2004, was 22,524,992.

CENTERPLATE, INC. (FORMERLY VOLUME SERVICES AMERICA HOLDINGS, INC.)

INDEX

PART I FINANCIAL INFORMATION	2
Item 1. Financial Statements	2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	32
Item 4. Controls and Procedures	32
PART II OTHER INFORMATION	33
Item 1. Legal Proceedings	33
Item 6. Exhibits and Reports on Form 8-K	34
EX-10.1 AMENDMENTS TO RESTATED CERTIFICATE OF INCORPORATION
EX-10.2 AMENDMENTS TO AMENDED & RESTATED BY-LAWS
EX-31.1 CERTIFICATION
EX-31.2 CERTIFICATION
EX-32.1 CERTIFICATION
EX-32.2 CERTIFICATION

PART I
FINANCIAL INFORMATION

CENTERPLATE, INC. (FORMERLY VOLUME SERVICES AMERICA HOLDINGS, INC.)

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
SEPTEMBER 28, 2004 AND DECEMBER 30, 2003

	September 28,	December 30,
	2004	2003
	(In thousands, except share data)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$45,753	$22,929
Restricted cash	—	13,628
Accounts receivable, less allowance for doubtful accounts of $549 and $348 at September 28, 2004 and December 30, 2003, respectively	27,003	17,737
Merchandise inventories	18,962	14,865
Prepaid expenses and other	3,267	3,322
Deferred tax asset	4,099	4,121

Total current assets	99,084	76,602

PROPERTY AND EQUIPMENT:
Leasehold improvements	45,084	45,828
Merchandising equipment	56,962	54,635
Vehicles and other equipment	11,240	9,791
Construction in process	228	168

Total	113,514	110,422
Less accumulated depreciation and amortization	(64,536)	(57,671)

Property and equipment, net	48,978	52,751

OTHER ASSETS:
Contract rights, net	84,874	101,512
Restricted cash	8,420	8,420
Cost in excess of net assets acquired	46,457	46,457
Deferred financing costs, net	11,964	13,017
Trademarks	17,420	17,274
Deferred tax asset	1,978	2,790
Other	4,062	3,450

Total other assets	175,175	192,920

TOTAL ASSETS	$323,237	$322,273

CENTERPLATE, INC. (FORMERLY VOLUME SERVICES AMERICA HOLDINGS, INC.)

CONSOLIDATED BALANCE SHEETS (CONTINUED)(UNAUDITED)
SEPTEMBER 28, 2004 AND DECEMBER 30, 2003

	September 28,	December 30,
	2004	2003
	(In thousands, except share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term note payable	$—	$4,000
Current maturities of long-term debt	—	12,250
Accounts payable	19,916	18,054
Accrued salaries and vacations	16,038	11,297
Liability for insurance	4,268	4,537
Accrued taxes, including income taxes	7,103	3,947
Accrued commissions and royalties	27,336	14,053
Liability for derivatives	3,796	2,654
Accrued interest	552	1,566
Accrued dividends	1,487	1,982
Advance deposits	5,406	2,023
Other	3,089	3,059

Total current liabilities	88,991	79,422

LONG-TERM LIABILITIES:
Long-term debt	170,245	170,245
Liability for insurance	7,140	4,245
Other liabilities	753	699

Total long-term liabilities	178,138	175,189

COMMITMENTS AND CONTINGENCIES
COMMON STOCK WITH CONVERSION OPTION, PAR VALUE $0.01, EXCHANGEABLE FOR SUBORDINATED DEBT, NET OF DISCOUNT	14,352	14,035

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value - authorized: 100,000,000 shares; issued: 18,463,995 shares without conversion option; outstanding:
18,463,995 shares without conversion option	185	185
issued: 21,531,152 shares with conversion option; outstanding:
4,060,997 shares with conversion option	215	215
Additional paid-in capital	218,331	218,598
Accumulated deficit	(56,402)	(44,655)
Accumulated other comprehensive income	367	224
Treasury stock - at cost (17,470,153 shares)	(120,940)	(120,940)

Total stockholders’ equity	41,756	53,627

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$323,237	$322,273

CENTERPLATE, INC. (FORMERLY VOLUME SERVICES AMERICA HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED SEPTEMBER 28, 2004 AND SEPTEMBER 30, 2003

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28,	September 30,	September 28,	September 30,
	2004	2003	2004	2003
	(In thousands, except share data)
Net sales	$201,066	$214,636	$473,027	$484,269
Cost of sales	161,933	173,378	384,626	395,697
Selling, general, and administrative	17,514	17,719	46,657	45,271
Depreciation and amortization	6,656	6,956	20,135	20,326
Contract related losses	—	—	121	647

Operating income	14,963	16,583	21,488	22,328
Interest expense	4,759	4,833	18,787	15,028
Other income, net	(75)	(8)	(170)	(27)

Income before income taxes	10,279	11,758	2,871	7,327
Income tax provision	4,546	1,084	921	322

Net income	5,733	10,674	1,950	7,005
Accretion of conversion option	—	—	(317)	—

Net income available to common stock with or without the conversion option	$5,733	$10,674	$1,633	$7,005

Basic Net Income per share with conversion option	$0.25	—	$0.15	—

Diluted Net Income per share with conversion option	$0.25	—	$0.15	—

Basic Net Income per share without conversion option	$0.25	$0.78	$0.07	$0.51

Diluted Net Income per share without conversion option	$0.25	$0.78	$0.07	$0.51

Weighted average shares outstanding with conversion option	4,060,997	—	4,060,997	—
Weighted average shares outstanding without conversion option	18,463,995	13,612,829	18,463,995	13,612,829

Total weighted average shares outstanding	22,524,992	13,612,829	22,524,992	13,612,829

Dividends declared per share	$0.20	—	$0.59	—

See notes to consolidated financial statements.

CENTERPLATE, INC. (FORMERLY VOLUME SERVICES AMERICA HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)
FOR THE PERIOD FROM DECEMBER 30, 2003 TO SEPTEMBER 28, 2004 AND THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2004 AND SEPTEMBER 30, 2003

	Common	Common	Common	Common
	Shares	Stock	Shares	Stock			Accumulated
	without	without	with	with	Additional		Other
	Conversion	Conversion	Conversion	Conversion	Paid-in	Accumulated	Comprehensive	Treasury
	Option	Option	Option	Option	Capital	Deficit	Income	Stock	Total
	(In thousands, except share data)
BALANCE, DECEMBER 30, 2003	18,463,995	$185	21,531,152	$215	$218,598	$(44,655)	$224	$(120,940)	$53,627
Payment of issuance costs	—	—	—	—	(267)	—	—	—	(267)
Foreign currency translation	—	—	—	—	—	—	143	—	143
Accretion of conversion option	—	—	—	—	—	(317)	—	—	(317)
Dividends declared	—	—	—	—	—	(13,380)	—	—	(13,380)
Net income	—	—	—	—	—	1,950	—	—	1,950

BALANCE, SEPTEMBER 28, 2004	18,463,995	$185	21,531,152	$215	$218,331	$(56,402)	$367	$(120,940)	$41,756

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28,	September 30,	September 28,	September 30,
	2004	2003	2004	2003
Net income	$5,733	$10,674	$1,950	$7,005
Other comprehensive income (loss) - foreign currency translation adjustment	252	(16)	143	544

Comprehensive income	$5,985	$10,658	$2,093	$7,549

CENTERPLATE, INC. (FORMERLY VOLUME SERVICES AMERICA HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THIRTY-NINE WEEK PERIODS ENDED SEPTEMBER 28, 2004 AND SEPTEMBER 30, 2003

	Thirty-nine Weeks Ended
	September 28,	September 30,
	2004	2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,950	$7,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,135	20,326
Amortization of deferred financing costs	1,433	1,073
Derivative non-cash interest	1,142	—
Contract related losses	121	647
Non-cash compensation	—	64
Deferred tax change	834	322
Gain (loss) on disposition of assets	50	(64)
Other (Increase)/decrease in assets and liabilities:	143	544
Accounts receivable	(4,266)	(3,405)
Merchandise inventories	(4,097)	(4,554)
Prepaid expenses	55	(1,718)
Other assets	(1,419)	(2,016)
Accounts payable	2,479	4,357
Accrued salaries and vacations	4,741	6,689
Liability for insurance	2,626	2,199
Accrued commissions and royalties	10,468	11,927
Other liabilities	5,213	2,019

Net cash provided by operating activities	41,608	45,415

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,684)	(6,302)
Proceeds from sale of property and equipment	809	—
Contract rights acquired	(7,679)	(13,497)
Return of unamortized capital investment	11,531	—

Net cash used in investing activities	(1,023)	(19,799)

CENTERPLATE, INC. (FORMERLY VOLUME SERVICES AMERICA HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)(UNAUDITED)
THIRTY-NINE WEEK PERIODS ENDED SEPTEMBER 28, 2004 AND SEPTEMBER 30, 2003

	Thirty-nine Weeks Ended
	September 28,	September 30,
	2004	2003
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments - revolving loans	$(4,000)	$(10,000)
Principal payments on long-term debt	—	(862)
Payments of financing costs	(380)	—
Payments of debt issuance costs	(267)	—
Principal payments to redeem senior subordinated notes	(12,250)	—
Transfers from restricted cash	13,628	—
Dividend payments	(13,875)	—
Increase (decrease) in bank overdrafts	(617)	2,144
Loans to related parties	—	(67)

Net cash used in financing activities	(17,761)	(8,785)

INCREASE IN CASH AND CASH EQUIVALENTS:	22,824	16,831
CASH AND CASH EQUIVALENTS:
Beginning of period	22,929	10,374

End of period	$45,753	$27,205

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Capital investment commitment	$3,065	$—
Cash due to Company for return of capital invested	$5,000	$—
Dividends declared and unpaid	$1,487	$—

See notes to consolidated financial statements.

CENTERPLATE, INC. (FORMERLY VOLUME SERVICES AMERICA HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THIRTY-NINE WEEK PERIODS ENDED SEPTEMBER 28, 2004 AND SEPTEMBER 30, 2003

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

     The results of operations for the 39 week period ended September 28, 2004 are not necessarily indicative of the results to be expected for the 52 week fiscal year ending December 28, 2004 due to the seasonal aspects of the business. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 30, 2003 included in the Company’s annual report on Form 10-K.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     There have not been any changes in our significant accounting policies disclosed in the 2003 Form 10-K, except for the disclosure related to the accounting for IDSs, common stock owned by Initial Equity Investors and Derivative Financial Instruments.

     Accounts Receivable – As of September 28, 2004, approximately $5.0 million is included in accounts receivable representing future return of amounts paid for contract rights due to the renegotiation of a client contract.

     Cost in Excess of Net Assets Acquired and Trademarks –The Company performed its annual impairment tests of goodwill and trademarks as of March 30, 2004 in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and determined that no impairment exists. There have been no events since March 30, 2004 that would cause the Company to have to reassess the carrying value of these assets.

     Insurance – At the beginning of fiscal 2002, the Company adopted a high deductible insurance program for general liability, auto liability and workers’ compensation risk. From 1999 through 2001, the Company had a premium-based insurance program for general liability, automobile liability and workers’ compensation risk. Management establishes a reserve for its deductible and self-insurance programs considering a number of factors, including historic experience and an actuarial assessment of the liabilities for reported claims and claims incurred but not reported. The estimated liabilities for these programs are then discounted (using rates between 1.46 percent and 4.29 percent at December 30, 2003 and 2.18 percent and 4.02 percent at September 28, 2004), to their present value based on expected loss payment patterns determined by experience. The total discounted liabilities for these programs recorded by the Company at December 30, 2003 and September 28, 2004 were $7,734,000 and $9,489,000, respectively. The related undiscounted amounts were $8,232,000 and $9,980,000 respectively.

     The employee health self-insurance liability is based on claims filed and not paid and estimates for claims incurred but not reported. The total liabilities recorded by the Company at December 30, 2003 and September 28, 2004 were $1,319,000 and $1,736,000, respectively.

     Accounting Treatment for IDSs, Common Stock Owned by Initial Equity Investors and Derivative Financial Instruments — The Company’s income deposit securities (“IDSs”) include common stock and subordinated notes, the latter of which has three embedded derivative features. The embedded derivative features include a call option, a change of control put option, and a term-extending option on the notes. The call option allows the Company to repay the principal amount of the subordinated notes after the fifth anniversary of the issuance, provided that the Company also pays all of the interest that would have been paid during the initial 10-year term of the notes, discounted to the date of repayment at a risk-free rate. Under the change of control put option, the holders have the right to cause the Company to repay the subordinated notes at 101% of face value upon a change of control, as defined in the subordinated note agreement. The term-extending option allows the Company to unilaterally extend the term of the subordinated notes for two five-year periods at the end of the initial 10-year period provided that it is in compliance with the requirements of the indenture. The Company has accounted for these embedded derivatives in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. Based on SFAS No. 133, as amended and interpreted, the call option and the change of control put option are required to be separately valued. As of September 28, 2004, these embedded derivatives were fair valued and determined to be insignificant. The term-extending option was determined to be inseparable from the underlying subordinated notes. Accordingly, it will not be separately accounted for in the current or future periods.

     In connection with the initial public offering (“IPO”), those investors who held stock prior to the IPO (the “Initial Equity Investors”) entered into an amended and restated stockholders agreement, which provides that, upon any post-offering sale of common stock by the Initial Equity Investors, at the option of the Initial Equity Investors, the Company will exchange a portion of its common stock for subordinated notes at an exchange rate of $9.30 principal amount of subordinated notes for each share of common stock (so that, after such exchange, the Initial Equity Investors will have shares of common stock and subordinated notes in the appropriate proportions to represent integral numbers of IDSs). The Company has concluded that the portion of the Initial Equity Investors’ common stock exchangeable for subordinated debt should be classified on its consolidated balance sheet according to the guidance provided by Accounting Series Release No. 268 (FRR Section 211), Redeemable Preferred Stocks. Accordingly, the Company has recorded $14.4 million as “Common stock with conversion option exchangeable for subordinated debt” on the balance sheet. This amount was accreted to the face amount due of $14.4 million using the effective interest method over the life of the Initial Equity Investors minimum required 180-day holding period. The accretion of approximately $317,000 in the 39 week period ended September 28, 2004 was a deemed dividend to the Initial Equity Investors. In addition, the Company has determined that the option conveyed to the Initial Equity Investors to exchange common stock for subordinated debt in order to form IDSs is an embedded derivative in accordance with SFAS No. 133. The Company has recorded a liability for the fair value of this embedded derivative of approximately $3.8 million as of September 28, 2004, an increase of $1.1 million from December 30, 2003. This option is fair-valued each reporting period with the change in the fair value recorded in interest expense in the accompanying consolidated statement of operations.

     The common stock held by the Initial Equity Investors has been treated as a separate class of common stock for presentation of earnings per share at September 28, 2004. Although the common stock held by the Initial Equity Investors is part of the same class of stock as the common stock included in the IDSs for purposes of Delaware corporate law, the right to convert that is granted in our amended and restated stockholders agreement as described above causes the stock held by the Initial Equity Investors to have features of a separate class of stock for accounting purposes. The deemed dividend of approximately $317,000 conveyed to the Initial Equity Investors discussed above requires a two class earnings per share calculation. Accordingly, at September 28, 2004, the Company has shown separate earnings per share for the stock held by the Initial Equity Investors and the stock included in the IDSs.

     Interest expense – Interest expense for the 39 weeks ended September 28, 2004 includes $1.2 million in expenses, including $0.3 million of amortization expense, related to the repurchase of the remaining senior subordinated notes under our old 1999 indenture in March 2004. In addition, the change in the fair value of the Company’s derivatives of $1.1 million was recorded in interest expense.

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

     Income taxes for the 39 weeks ended September 28, 2004 and September 30, 2003 were calculated using the projected effective tax rate for fiscal 2004 and 2003, respectively, in accordance with SFAS No. 109 “Accounting for Income Taxes” and APB No. 28 “Interim Financial Reporting”. The Company estimates that in the fiscal year ending December 28, 2004, it will have an effective tax rate of approximately 32%. In the previous year, the Company estimated that its effective tax rate for the fiscal year ended December 30, 2003 would be 4.4%. The increase in the projected effective tax rate is primarily due to the non-cash interest charge related to the Company’s derivatives, a decrease in tax credits available for use, and the reduction of the valuation allowance at December 30, 2003.

     The Company accounted for its issuance of IDS units in December 2003 by allocating the proceeds for each IDS unit to the underlying stock and subordinated notes based upon the relative fair values of each at that time. Accordingly, the portion of the aggregate IDSs outstanding that represents subordinated notes has been accounted for by the Company as long-term debt bearing a stated interest rate of 13.5% maturing on December 10, 2013. During the 39 weeks ended September 28, 2004, the Company deducted interest expense of approximately $10.7 million on the subordinated notes from taxable income for U.S. federal and state income tax purposes. There can be no assurances that the Internal Revenue Service or the courts will not seek to challenge the treatment of these notes as debt or the amount of interest expense deducted, although to date the Company has not been notified that the notes should be treated as equity rather than debt for U.S. federal and state income tax purposes. If the notes were reclassified as equity, the cumulative interest expense associated with the notes of approximately $11.5 million would not be deductible from taxable income. The additional tax due to the federal and state tax authorities would be approximately $2.2 million based on the Company’s estimate that it will be able to utilize net operating loss carryforwards to offset some of the tax liability for the 39 week period ended September 28, 2004, such reclassification would cause the Company to utilize its deferred tax assets at a faster rate than it otherwise would. The Company has not recorded a liability for any potential disallowance of this deduction.

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

     As a result, on May 14, 2004, Service America filed motions in the United States Bankruptcy Court for the District of Connecticut to enforce the discharge injunction entered in those bankruptcy proceedings with respect to these claims. Service America believes that its potential liability, if any, is not likely to be significant. However, because these claims are in their early stages, Service America cannot predict at this time whether it will eventually be held liable at this site or whether such liability will be material. Service America is currently engaged in settlement discussions but it is still too early to predict the outcome of these discussions.

     As previously reported in our 2003 Annual Report on Form 10-K, in May 2003, a purported class action entitled Holden v. Volume Services America, Inc. et al. was filed against us in the Superior Court of California for the County of Orange by a former employee at one of the California stadiums we serve alleging violations of local overtime wage, rest and meal period and related laws with respect to this employee and others purportedly similarly situated at any and all of the facilities we serve in California. We had removed the case to the United States District Court for the Central District of California, but in November 2003 the court remanded the case back to the California Superior Court. The purported class action seeks compensatory, special and punitive damages in unspecified amounts, penalties under the applicable local laws and injunctions against the alleged illegal acts. The parties have agreed to non-binding mediation in early 2005; however, we believe that our business practices are, and were during the period alleged, in compliance with the law. We intend to vigorously defend this case. However, due to the early stage of this case and our evaluation, we cannot predict its outcome and, if an ultimate ruling is made against us, whether such ruling would have a material effect on us.

     In August 2004, a second purported class action, Perez v. Volume Services Inc, d/b/a Centerplate, was filed in the Superior Court for Yolo County, California. Perez makes substantially identical allegations to those in Holden. Consequently, we filed a Demurer and the case was stayed on November 9, 2004 pending the resolution of Holden. As in Holden, we believe that our business practices are, and were during the period alleged in Perez, in compliance with the law. We intend to vigorously defend this case if it were permitted to proceed. At this point however, the status of Perez is too preliminary to assess the likely outcome.

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

4. SUPPLEMENTAL CASH FLOW INFORMATION

     In December 2003, in connection with the Company’s IPO, all but $12,250,000 of its 111/4% senior subordinated notes issued in 1999 were repaid. In March 2004, the remaining $12,250,000 was repaid at a price equal to 105.625% of the principal amount plus accrued interest. The total repayment cost of $13,628,000 had been set aside from the proceeds of the IPO and recorded in current assets as restricted cash on the Company’s balance sheet at December 30, 2003. Interest expense of approximately $0.9 million associated with the 1999 senior subordinated notes was recorded in the 39 weeks ended September 28, 2004.

5. DEMAND FOR REGISTRATION

     Under the Registration Rights Agreement between the Company and the Initial Equity Investors, the Company agreed to file a registration statement and undertake a public offering of the remaining interests of the Initial Equity Investors in the Company upon written demand from the Initial Equity Owners. In June 2004, the Initial Equity Investors exercised their demand registration rights and the Company intends to file a registration statement covering the interests of the Initial Equity Investors. The Company has agreed to pay all costs and expenses in connection with such registration, except underwriting discounts and commissions applicable to the securities sold.

     Pursuant to the terms of the amended and restated stockholders agreement with the Initial Equity Investors, the Company anticipates that the underwriters in the offering will exchange 1,543,180 shares of common stock for $14.4 million aggregate principal amount of subordinated notes. The Company anticipates that the underwriters will then make 2,517,817 IDS units available for sale to the public, consisting of 2,517,817 shares of common stock purchased from the Initial Equity Owners and the $14.4 million aggregate principal amount of subordinated notes. The Company will receive no proceeds from this offering.

6. SUBSEQUENT EVENTS

     On October 14, 2004, the Company announced that it changed the name of the Company from Volume Services America Holdings, Inc. to Centerplate, Inc. On the same date, the Company adopted a new long-term performance plan which replaced the previous plan and also elected three new members to the board of directors. As a result of the election of the new directors, the Company is in compliance with the listing and corporate governance standards of the American Stock Exchange for having a majority of independent directors on its board of directors and three independent directors on its audit committee.

     On October 29, 2004, the Company filed a Form 8-K with the Securities and Exchange Commission announcing its intent to file an amended Form 10-K for fiscal 2003 and amended Form 10-Q’s for the first and second quarters in fiscal 2004 restating its financial statements as a result of clarifications in the accounting treatment for IDSs. On November 8, 2004, the Company filed the Form 10-Q/As referred to in the Form 8-K.

7. NON-GUARANTOR SUBSIDIARIES FINANCIAL STATEMENTS

     The Company’s 13.5% subordinated notes with a principal amount of $105,245,000 governed by the Company’s indenture entered into in 2003, are jointly and severally guaranteed by each of Centerplate’s (Parent Company) direct and indirect wholly owned subsidiaries (Guarantor Subsidiaries), except for certain non-wholly owned U.S. subsidiaries and one non-U.S. subsidiary (Non-guarantor Subsidiaries). The following table sets forth the condensed consolidating financial statements of Centerplate as of September 28, 2004 and December 30, 2003 (in the case of the balance sheets) and for the 13 and 39 week periods ended September 28, 2004 and September 30, 2003 (in the case of the statements of operations and comprehensive income) and for the 39 week periods ended September 28, 2004 and September 30, 2003 (in the case of the statement of cash flows).

Consolidating Condensed Balance Sheet, September 28, 2004

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$195	$45,335	$223	$—	$45,753
Accounts receivable	—	25,856	1,147	—	27,003
Other current assets	1	25,143	1,184	—	26,328

Total current assets	196	96,334	2,554		99,084
Property and equipment	—	45,588	3,390	—	48,978
Contract rights, net	280	83,870	724	—	84,874
Cost in excess of net assets acquired, net	6,974	39,483	—	—	46,457
Intercompany receivable (payable)	157,815	(154,138)	(3,677)	—	—
Investment in subsidiaries	(6,177)	—	—	6,177	—
Other assets	8,084	34,960	800	—	43,844

Total assets	$167,172	$146,097	$3,791	$6,177	$323,237

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities	$5,819	$80,009	$3,163	$—	$88,991
Long-term debt	105,245	65,000	—	—	170,245
Other liabilities	—	7,893	—	—	7,893

Total liabilities	111,064	152,902	3,163	—	267,129

Common stock with conversion option, par value $0.01, exchangeable for subordinated debt, net of discount	14,352	—	—	—	14,352

Stockholders’ equity (deficiency):
Common stock	400	—	—	—	400
Additional paid-in capital	218,331	—	—	—	218,331
Accumulated deficit	(56,402)	(6,805)	261	6,544	(56,402)
Treasury stock and other	(120,573)	—	367	(367)	(120,573)

Total stockholders’ equity (deficiency)	41,756	(6,805)	628	6,177	41,756

Total liabilities and stockholders’ equity (deficiency)	$167,172	$146,097	$3,791	$6,177	$323,237

Consolidating Condensed Statement of Operations and Comprehensive Income
Thirteen Week Period Ended September 28, 2004

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$191,319	$9,747	—	$201,066
Cost of sales	—	153,767	8,166	—	161,933
Selling, general, and administrative	637	15,915	962	—	17,514
Depreciation and amortization	27	6,369	260	—	6,656
Contract related losses	—	—	—	—	—

Operating income (loss)	(664)	15,268	359	—	14,963
Interest expense	3,240	1,519	—	—	4,759
Intercompany interest, net	(3,705)	3,705	—	—	—
Other income, net	(2)	(73)	—	—	(75)

Income (loss) before income taxes	(197)	10,117	359	—	10,279
Income tax provision	421	4,125	—	—	4,546
Equity in earnings of subsidiaries	6,351	—	—	$(6,351)	—

Net income	5,733	5,992	359	(6,351)	5,733
Accretion of conversion option	—	—	—	—	—

Net income available to common stock with or without the conversion option	5,733	5,992	359	(6,351)	5,733

Net income	5,733	5,992	359	(6,351)	5,733
Other comprehensive income-foreign currency translation adjustment	—	—	252	—	252

Comprehensive income	$5,733	$5,992	$611	$(6,351)	$5,985

Consolidating Condensed Statement of Operations and Comprehensive Income
Thirty-nine Week Period Ended September 28, 2004

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$444,602	$28,425	$—	$473,027
Cost of sales	—	360,739	23,887	—	384,626
Selling, general, and administrative	803	42,862	2,992	—	46,657
Depreciation and amortization	82	19,297	756	—	20,135
Contract related losses	—	121	—	—	121

Operating income (loss)	(885)	21,583	790	—	21,488
Interest expense	12,698	6,089	—	—	18,787
Intercompany interest, net	(11,687)	11,687	—	—	—
Other income, net	(3)	(165)	(2)	—	(170)

Income (loss) before income taxes	(1,893)	3,972	792	—	2,871
Income tax provision	360	561	—	—	921
Equity in earnings of subsidiaries	4,203	—	—	$(4,203)	—

Net income	1,950	3,411	792	(4,203)	1,950
Accretion of conversion option	(317)	—	—	—	(317)

Net income available to common stock with or without the conversion option	1,633	3,411	792	(4,203)	1,633

Net income	1,950	3,411	792	(4,203)	1,950
Other comprehensive income - foreign currency translation adjustment	—	—	143	—	143

Comprehensive income	$1,950	$3,411	$935	$(4,203)	$2,093

Consolidating Condensed Statement of Cash Flows
Thirty-nine Week Period Ended September 28, 2004

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
	(In thousands)
Cash Flows Provided by (Used in) Operating Activities	$(99)	$37,655	$4,052	$41,608

Cash Flows from Investing Activities:
Purchase of property and equipment	—	(5,129)	(555)	(5,684)
Proceeds from sale of property and equipment	—	722	87	809
Contract rights acquired	—	(7,679)	—	(7,679)
Return of unamortized capital investment	—	11,531	—	11,531

Net cash used in investing activities	—	(555)	(468)	(1,023)

Cash Flows from Financing Activities:
Net repayments — revolving loans	—	(4,000)	—	(4,000)
Payments of financing costs	(163)	(217)	—	(380)
Payments of debt issuance costs	(267)	—	—	(267)
Principal payments to redeem senior subordinated notes	—	(12,250)	—	(12,250)
Transfers from restricted cash	—	13,628	—	13,628
Dividend payments	(13,875)		—	(13,875)
Decrease in bank overdrafts	—	(617)	—	(617)
Change in intercompany, net	14,407	(10,813)	(3,594)	—

Net cash provided by (used in) financing activities	102	(14,269)	(3,594)	(17,761)

Increase (decrease) in cash	3	22,831	(10)	22,824
Cash and cash equivalents — beginning of period	192	22,504	233	22,929

Cash and cash equivalents — end of period	$195	$45,335	$223	$45,753

Consolidating Condensed Balance Sheet, December 30, 2003

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$192	$22,504	$233	$—	$22,929
Restricted cash	—	13,628	—	—	13,628
Accounts receivable	—	15,619	2,118	—	17,737
Other current assets	—	20,722	1,586	—	22,308

Total current assets	192	72,473	3,937	—	76,602
Property and equipment	—	49,240	3,511	—	52,751
Contract rights, net	362	100,209	941	—	101,512
Cost in excess of net assets acquired, net	6,974	39,483	—	—	46,457
Intercompany receivable (payable)	172,222	(164,951)	(7,271)	—	—
Investment in subsidiaries	(10,523)	—	—	10,523	—
Other assets	11,322	33,617	12	—	44,951

Total assets	$180,549	$130,071	$1,130	$10,523	$322,273

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:	$5,388	$72,454	$1,580	$—	$79,422
Long-term debt	105,245	65,000	—	—	170,245
Other liabilities	2,254	2,690	—	—	4,944

Total liabilities	112,887	140,144	1,580	—	254,611

Common stock with conversion option, par value $0.01, exchangeable for subordinated debt, net of discount	14,035	—	—	—	14,035

Stockholders’ equity (deficiency):
Common stock	400	—	—	—	400
Additional paid-in capital	218,598	—	—	—	218,598
Accumulated deficit	(44,655)	(10,073)	(674)	10,747	(44,655)
Treasury stock and other	(120,716)	—	224	(224)	(120,716)

Total stockholders’ equity (deficiency)	53,627	(10,073)	(450)	10,523	53,627

Total liabilities and stockholders’ equity (deficiency)	$180,549	$130,071	$1,130	$10,523	$322,273

Consolidating Condensed Statement of Operations and Comprehensive Income
Thirteen Week Period Ended September 30, 2003

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$204,468	$10,168	$—	$214,636
Cost of sales	—	164,624	8,754	—	173,378
Selling, general, and administrative	—	16,694	1,025	—	17,719
Depreciation and amortization	—	6,733	223	—	6,956
Contract related losses	—	—	—	—	—

Operating income	—	16,417	166	—	16,583
Interest expense	—	4,833	—	—	4,833
Other income, net	—	(7)	(1)	—	(8)

Income before income taxes	—	11,591	167	—	11,758
Income tax provision	—	1,084	—	—	1,084
Equity in income of subsidiaries	10,674	—	—	(10,674)	—

Net income	10,674	10,507	167	(10,674)	10,674
Other comprehensive loss - foreign currency translation adjustment	—	—	(16)	—	(16)

Comprehensive income	$10,674	$10,507	$151	$(10,674)	$10,658

Consolidating Condensed Statement of Operations and Comprehensive Income
Thirty-nine Week Period Ended September 30, 2003

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$457,172	$27,097	$—	$484,269
Cost of sales	—	372,359	23,338	—	395,697
Selling, general, and administrative	—	42,298	2,973	—	45,271
Depreciation and amortization	—	19,733	593	—	20,326
Contract related losses	—	647	—	—	647

Operating income	—	22,135	193	—	22,328
Interest expense	—	15,028	—	—	15,028
Other income, net	—	(21)	(6)	—	(27)

Income before income taxes	—	7,128	199	—	7,327
Income tax benefit	—	322	—	—	322
Equity in earnings of subsidiaries	7,005	—	—	$(7,005)	—

Net income	7,005	6,806	199	$(7,005)	7,005
Other comprehensive income - foreign currency translation adjustment	—	—	544	—	544

Comprehensive income	$7,005	$6,806	$743	$(7,005)	$7,549

Consolidating Condensed Statement of Cash Flows
Thirty-nine Week Period Ended September 30, 2003

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
	(In thousands)
Cash Flows Provided by Operating Activities	$—	$44,944	$471	$45,415

Cash Flows from Investing Activities:
Purchase of property and equipment	—	(5,899)	(403)	(6,302)
Contract rights acquired	—	(13,497)	—	(13,497)

Net cash used in investing activities	—	(19,396)	(403)	(19,799)

Cash Flows from Financing Activities:
Net repayments — revolving loans	—	(10,000)	—	(10,000)
Principal payments on long-term debt	—	(862)	—	(862)
Increase in bank overdrafts	—	2,144	—	2,144
Loans to related parties	—	(67)	—	(67)

Net cash used in financing activities	—	(8,785)	—	(8,785)

Increase in cash	—	16,763	68	16,831
Cash and cash equivalents — beginning of period	—	10,150	224	10,374

Cash and cash equivalents — end of period	$—	$26,913	$292	$27,205

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

     The following discussion and analysis of our results of operations and financial condition for the 39 weeks ended September 28, 2004 and September 30, 2003 should be read in conjunction with our audited financial statements, including the related notes, for the fiscal year ended December 30, 2003 included in our annual report on Form 10-K. The following data have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States.

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

     We provide a number of services to our clients. Our principal services include food and beverage concession and catering services in sports and other entertainment facilities; small- to large-scale banquet and catering and food court operations in convention centers; and in-facility restaurants and catering across the range of facilities that we serve. We also provide merchandise and program sales services in many of the sports facilities we serve. We are responsible for all personnel, inventory control, purchasing, and food preparation where we provide these services. In addition, we provide full facility management services, which can include a variety of services such as event planning and marketing, maintenance, ticket distribution, program printing, advertising and licensing rights for the facility, its suites and premium seats.

     We believe that the ability to retain existing accounts and to win new accounts is key to maintaining and growing our net sales. Net sales historically have also increased when there has been an increase in the number of events or attendance at our facilities in connection with major league sports post-season and play-off games. Another key factor is our skill at controlling product costs, cash and labor during the events where we provide our services.

     When renewing an existing contract or securing a new contract, we typically make a capital expenditure in our client’s facility and pay the client a percentage of the net sales and/or profits periodically over the term of the contract in the form of a commission. Over the past three years, we have reinvested the cash flow generated by operating activities to renew or obtain contracts. We believe that these investments have provided a diversified account base of exclusive, long-term contracts. However, as a result of the changes to our capital structure during fiscal 2003 and the dividend and interest payments to our IDS holders, we may be limited in our ability to grow our business. Consequently, we may not be able to maintain our levels of growth capital expenditures at rates as high as the relatively rapid growth experienced over the last several years. In particular, we may not be able to pursue future growth opportunities if borrowings under our credit facility or additional issuances of our IDSs or other securities are not available to us on favorable terms or at all.

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

We believe that our critical accounting policies, involving significant estimates, uncertainties and susceptibility to change, include the following:

•	Recoverability of Property and Equipment, Contract Rights, Cost in Excess of Net Assets Acquired (Goodwill) and Other Intangible Assets. As of September 28, 2004, net property and equipment of $49.0 million and net contract rights of $84.9 million were recorded. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, we evaluate long-lived assets with definite lives for possible impairment when an event occurs which would indicate that its carrying amount may not be recoverable. The impairment analysis is made at the contract level and evaluates the net property and equipment as well as the contract rights related to that contract. The undiscounted future cash flows from a contract are compared to the carrying value of the related long-lived assets. If the undiscounted future cash flows are lower than the carrying value, an impairment charge is recorded. The amount of the impairment charge is equal to the difference between the balance of the long-lived assets and the future discounted cash flows related to the assets (using a rate based on our incremental borrowing rate). Because we base our estimates of undiscounted future cash flows on past operating performance, including anticipated labor and other cost increases, and prevailing market conditions, we cannot assure you that our estimates are achievable. Different conditions or assumptions, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our evaluation and our financial condition or future results of operations. Events that would trigger an evaluation at the contract level include the loss of a tenant team, intent to cease operations at a facility due to contract termination or other means, the bankruptcy of a client, discontinuation of a sports league or a significant increase in competition that could reduce the future profitability of the contract, among others. As of September 28, 2004, net goodwill of $46.5 million and other intangible assets (trademarks) of $17.4 million were recorded. In accordance with SFAS No. 142, on an annual basis, we test our indefinite-lived intangible assets (goodwill and trademarks) for impairment. Additionally, goodwill is tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have determined that the reporting unit for testing the goodwill for impairment is Centerplate. In performing the annual goodwill assessment, we compare the fair value of Centerplate to its net asset carrying amount, including goodwill and trademarks. If the fair value of Centerplate exceeds the carrying amount, then it is determined that goodwill is not impaired. Should the carrying amount exceed the fair value, then we would need to perform the second step in the impairment test to determine the amount of the goodwill write-off. Fair value for these tests is determined based upon a discounted cash flow model, using a rate based on our incremental borrowing rate. Because we base our estimates of cash flows on past operating performance, including anticipated labor and other cost increases and prevailing market conditions, we cannot assure you that our estimates are achievable. Different conditions or assumptions, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our evaluation and on our financial condition or future results of operations. In performing the annual trademark assessment, management compares the fair value of the intangible asset to its carrying value. Fair value is determined based on a discounted cash flow model, using a rate based on our incremental borrowing rate. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss will be recognized for the excess amount. If the fair value is greater than the carrying amount, no further assessment is performed. We have performed our annual assessments of goodwill and trademarks on March 30, 2004 and determined that no impairment exists.

•	Insurance. We have a high-deductible insurance program for general liability, auto liability and workers’ compensation risk. We are required to estimate and accrue for the amount of losses that we expect to incur. These amounts are recorded in cost of sales and selling, general and administrative expenses on the statement of operations and accrued liabilities and long-term liabilities on the balance sheet. Our estimates consider a number of factors, including historic experience and an actuarial assessment of the liabilities for reported claims and claims incurred but

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

•	Accounting Treatment for IDSs, Common Stock Owned by Initial Equity Investors and Derivative Financial Instruments. Our income deposit securities (“IDSs”) include common stock and subordinated notes, the latter of which has three embedded derivative features. The embedded derivative features include a call option, a change of control put option, and a term-extending option on the notes. The call option allows us to repay the principal amount of the subordinated notes after the fifth anniversary of the issuance, provided that we also pay all of the interest that would have been paid during the initial 10-year term of the notes, discounted to the date of repayment at a risk-free rate. Under the change of control put option, the holders have the right to cause us to repay the subordinated notes at 101% of face value upon a change of control, as defined in the subordinated note agreement. The term-extending option allows us to unilaterally extend the term of the subordinated notes for two five-year periods at the end of the initial 10-year period provided that we are in compliance with the requirements of the indenture. We have accounted for these embedded derivatives in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. Based on SFAS No. 133, as amended and interpreted, the call option and the change of control put option are required to be separately valued. As of September 28, 2004, these embedded derivatives were fair valued and determined to be insignificant. The term-extending option was determined to be inseparable from the underlying subordinated notes. Accordingly, it will not be separately accounted for in the current or future periods.

     In connection with the initial public offering (“IPO”), those investors who held stock prior to the IPO (the “Initial Equity Investors”) entered into an amended and restated stockholders agreement, which provides that, upon any post-offering sale of common stock by the Initial Equity Investors, at the option of the Initial Equity Investors, the Company will exchange a portion of its common stock for subordinated notes at an exchange rate of $9.30 principal amount of subordinated notes for each share of common stock (so that, after such exchange, the Initial Equity Investors will have shares of common stock and subordinated notes in the appropriate proportions to represent integral numbers of IDSs). The Company has concluded that the portion of the Initial Equity Investors’ common stock exchangeable for subordinated debt should be classified on its consolidated balance sheet according to the guidance provided by Accounting Series Release No. 268 (FRR Section 211), Redeemable Preferred Stocks. Accordingly, the Company recorded $14.4 million as “Common stock with conversion option exchangeable for subordinated debt” on the balance sheet. This amount was accreted to the face amount due of $14.4 million using the effective interest method over the life of the Initial Equity Investors’ minimum required 180-day holding period. The accretion of approximately $317,000 in the 39 week period ended September 28, 2004 was a deemed dividend to the Initial Equity Investors. In addition, the Company has determined that the option conveyed to the Initial Equity Investors to exchange common stock for subordinated debt in order to form IDSs is an embedded derivative in accordance with SFAS No. 133. The Company has recorded a liability for the fair value of this embedded derivative of approximately $3.8 million as of September 28, 2004, an increase of $1.1 million from December 30, 2003. This option is fair-valued each reporting period with the change in the fair value recorded in interest expense in the accompanying consolidated statements of operations.

     The common stock held by the Initial Equity Investors has been treated as a separate class of common stock for presentation of earnings per share at September 28, 2004. Although the common stock held by our Initial Equity Investors is part of the same class of stock as the common stock included in our IDSs for purposes of Delaware corporate law, the right to convert that is granted in our amended and restated stockholders agreement as described above causes the stock held by the Initial Equity Investors to have features of a separate class of stock for accounting purposes. The deemed dividend of approximately $317,000 conveyed to the Initial Equity Investors discussed above requires a two class earnings per share calculation. Accordingly, at September 28, 2004, the Company has shown separate earnings per share for the stock held by the Initial Equity Investors and the stock included in the IDSs.

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

     The Company accounted for the issuance of IDS units in December 2003 by allocating the proceeds for each IDS unit to the underlying stock and subordinated notes based upon the relative fair values of each at that time. Accordingly, the portion of the aggregate IDSs outstanding that represents subordinated notes has been accounted for by the Company as long-term debt bearing a stated interest rate of 13.5% maturing on December 10, 2013. There can be no assurances that the Internal Revenue Service or the courts will not seek to challenge the treatment of these notes as debt or the amount of interest expense deducted, although to date the Company has not been notified that the notes should be treated as equity rather than debt for U.S. federal and state income tax purposes. Such reclassification would result in an additional tax liability and cause the Company to utilize at a faster rate more of its deferred tax assets than it otherwise would.

Seasonality and Quarterly Results

     Our net sales and operating results have varied, and are expected to continue to vary, from quarter to quarter (a quarter is comprised of 13 or 14 weeks), as a result of factors which include:

•	seasonality and variations in scheduling of sporting and other events;

•	unpredictability in the number, timing and type of new contracts;

•	timing of contract expirations and special events; and

•	level of attendance at the facilities we serve.

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

     In addition, our need for capital varies significantly from quarter to quarter based on the timing of contract renewals and the contract bidding process.

     Set forth below are comparative net sales by quarter (in thousands) for the first, second and third quarters of 2004, fiscal 2003 and fiscal 2002:

	2004	2003	2002
1st Quarter	$98,236	$96,900	$87,840
2nd Quarter	$173,725	$172,733	$166,421
3rd Quarter	$201,066	$214,636	$195,100
4th Quarter		$131,788	$127,801

Results of Operations

Thirteen Weeks Ended September 28, 2004 Compared to the 13 Weeks Ended September 30, 2003

     Net sales — Net sales of $201.1 million for the 13 weeks ended September 28, 2004 decreased by $13.6 million, or approximately 6.3%, from $214.6 million in the prior year period. The decrease was mainly attributable to lower net sales (approximately $17.1 million) at MLB and NFL accounts due primarily to the loss of the San Diego Padres, which moved to a facility not served by us, six fewer MLB games at the remaining stadiums served, a decrease in attendance levels at another of the MLB facilities we serve, and four fewer NFL games at facilities in which we operate compared to the prior year period. In addition, we closed a number of marginally profitable and minor accounts which accounted for a decline in net sales of $4.1 million. These decreases were partially offset by a modest growth in sales (approximately $5.7 million) at convention center accounts located in major cities due primarily to an increase in conventions and trade shows and new accounts which generated sales of $1.8 million.

     Cost of sales – Cost of sales of $161.9 million for the 13 weeks ended September 28, 2004 declined by approximately $11.4 million, or approximately 6.6%, from $173.4 million in the prior year period, primarily as a result of lower net sales. As a percentage of net sales, cost of sales improved by approximately 0.3% from the prior year period mainly as a result of a decrease in the commissions and royalties paid to our clients. The decline was primarily attributable to the loss of the San Diego Padres, the impact of lower attendance at another MLB stadium and four fewer games at NFL stadiums. These declines were partially offset by increased commissions paid to our clients for certain renewed and/or renegotiated contracts.

     Selling, general and administrative expenses – Selling, general and administrative expenses were $17.5 million in the 13 weeks ended September 28, 2004 as compared to $17.7 million in the prior year period. As a percentage of net sales, selling, general and administrative costs increased 0.6% from the prior year period. This was due in part to $0.4 million of increased professional costs in the 2004 period associated with being a public company. In addition, the increase was also partially attributable to the effect of fixed components of operating costs at certain stadiums with lower sales volume.

     Depreciation and amortization – Depreciation and amortization was $6.7 million for the 13 weeks ended September 28, 2004, compared to $7.0 million in the prior year period. The decrease was principally attributable to lower amortization expense resulting from the return to us of a portion of the capital invested to acquire certain client contracts.

     Operating income – Operating income decreased approximately $1.6 million from the prior year period due to the factors described above.

     Interest expense – Interest expense was $4.8 million for both the thirteen weeks ended September 28, 2004 and September 30, 2003; however, a non-cash credit of $0.6 million related to the change in the fair value of our derivatives is included in interest expense in the current period. Excluding this credit, interest expenses was $0.6 million higher primarily as a result of increased interest costs associated with our subordinated notes.

     Income taxes – Income taxes for the 13 weeks ended September 28, 2004 and September 30, 2003 were calculated using the effective tax rate for fiscal 2004 and 2003, respectively, in accordance with SFAS 109 “Accounting for Income Taxes” and APB No. 28 “Interim Financial Reporting”. We estimate that in the fiscal year ended December 28, 2004, we will have an effective tax rate of approximately 32%. In the prior year period, we estimated that our effective tax rate for the year ended December 30, 2003 would be 4.4%. The increase in the projected effective tax rate is primarily due to the impact of the non-cash interest charge related to our derivatives, a decrease in tax credits available for use, and the reduction of the valuation allowance at December 30, 2003.

Thirty-nine Weeks Ended September 28, 2004 Compared to the 39 Weeks Ended September 30, 2003

     Net sales — Net sales of $473.0 million for the 39 weeks ended September 28, 2004 decreased by $11.2 million, or approximately 2.3%, from $484.3 million in the prior year period. The decrease was primarily attributable to a $25.3 million decline in net sales associated with fewer MLB and NFL games being played in the facilities we serve. The decrease was primarily due to the loss of the San Diego Padres, which moved to a facility not served by us ($14.1 million for 81 games) and the later start of the MLB season this year which extends into our fourth quarter (14 games). In addition, fewer NFL games were played in the facilities we serve as a result of scheduling and not hosting the Super Bowl in 2004 as we did in 2003, which contributed $2.2 million in sales in 2003. Also, we closed a number of marginally profitable and minor accounts which accounted for a decline in net sales (net of new accounts) of $2.0 million. These decreases were partially offset by an increase of $11.3 million in sales at our convention centers due primarily to an increase in conventions and trade shows at facilities in major U.S. cities. The remaining offset in net sales was primarily due to increased volume at various facilities where we provide our services.

     Cost of sales – Cost of sales of $384.6 million for the 39 weeks ended September 28, 2004 decreased by approximately $11.1 million from $395.7 million in the prior year period due primarily to the decrease in sales volume. Cost of sales as a percentage of net sales declined by approximately 0.4% from the prior year period. The decline was mainly due to a decrease in commissions and royalties paid to our clients primarily as a result of the loss of the San Diego Padres, the impact of lower attendance at other MLB stadiums and fewer games at NFL stadiums. These declines were partially offset by increased commissions paid to our clients from several renewed and/or renegotiated contracts.

     Selling, general and administrative expenses – Selling, general and administrative expenses were $46.7 million in the 39 weeks ended September 28, 2004 as compared to $45.3 million in the prior year period. As a percentage of net sales, selling, general and administrative costs were 9.9% in the fiscal 2004 period, a 0.6% increase from the prior year period. The increase was attributable to higher corporate overhead of approximately $0.6 million, primarily as a result of additional costs associated with being a public company and $0.8 million received in the prior year period for the reimbursement of assets that were written-off relating to one of our clients. In addition, the increase was also partially attributable to the effect of fixed components of operating costs at certain stadiums with lower sales volume.

     Depreciation and amortization – Depreciation and amortization was $20.1 million for the 39 weeks ended September 28, 2004, compared to $20.3 million in the prior year period. The decrease was principally attributable to lower amortization resulting from the return to us of a portion of the capital invested to acquire certain client contracts.

     Contract related losses – Contract related losses, consisting of non-cash charges for the write-off of certain assets associated with terminated contracts, of $0.1 million and $0.6 million were recorded in the 39 weeks ended September 28, 2004 and September 30, 2003, respectively.

     Operating income – Operating income decreased approximately $0.8 million from the prior year period due to the factors described above.

     Interest expense – Interest expense increased by $3.8 million from the prior year period. The increase was primarily due to $1.2 million in expenses, of which $0.3 million was amortization expense, related to the repurchase of the remaining senior subordinated notes under our old 1999 indenture and a $1.1 million non-cash charge related to the change in fair value of our derivatives. In addition, interest expense related to our subordinated notes issued in 2003 was $2.3 million higher than the interest from the retired notes in the prior year period. These increases were partially offset by lower interest expenses associated with term loan and revolver borrowings under our current credit facility.

     Income taxes – Income taxes for the 39 weeks ended September 28, 2004 and September 30, 2003 were calculated using the effective tax rate for fiscal 2004 and 2003, respectively, in accordance with SFAS 109 “Accounting for Income Taxes” and APB No. 28 “Interim Financial Reporting”. We estimate that in the fiscal year ended December 28, 2004, we will have an effective tax rate of approximately 32%. In the prior year period, we estimated that our effective tax rate for the year ended December 30, 2003 would be 4.4%. The increase in the projected effective tax rate is primarily due to the impact of the non-cash interest charge related to our derivatives, a decrease in tax credits available for use, and the reduction of the valuation allowance at December 30, 2003.

Liquidity and Capital Resources

     For the 39 weeks ended September 28, 2004, net cash provided by operating activities was $41.6 million compared to $45.4 million in the prior year period. The $3.8 million decrease was principally attributable to the decline in operating income and the increase in interest expense as discussed above.

     Net cash used in investing activities was $1.0 million for the 39 weeks ended September 28, 2004, as compared to $19.8 million in the prior year period. During the 2004 period, $13.4 million in investments were made as compared to the $19.8 million in the 2003 period, primarily reflecting a higher level of investment in new contracts in the prior year period. Additionally, in the fiscal 2004 period, we received an aggregate of approximately $11.5 million as a result of certain clients exercising their right to return the unamortized portion of our capital investment made to acquire their respective contracts and $0.8 million in proceeds from the sale of property and equipment.

     Net cash used in financing activities was $17.8 million in the 39 weeks ended September 28, 2004 as compared to $8.8 million in the prior year period. This increase mainly reflects our monthly dividend payments made to the holders of our common stock of approximately $13.9 million in the aggregate for the 2004 39 week period and additional expenses of approximately $0.6 million related to our IPO which were paid during the current period. During the 2004 period, we repaid the remaining $12.3 million in senior subordinated notes issued in 1999 at a price equal to 105.625% of the principal amount plus accrued interest. The total repayment of approximately $13.6 million was made from the proceeds of the IPO completed in December 2003. Partially offsetting these increases were lower net repayments for revolving loans of $6.0 million as compared to the prior year period.

     As of September 28, 2004, we had no outstanding revolver loans as compared to $5.0 million in the 2003 period. We are also required to obtain performance bonds, bid bonds or letters of credit to secure our contractual obligations. As of September 28, 2004, we had requirements outstanding for performance bonds and letters of credit of $13.4 million and $18.7 million, respectively. Under our credit facility, we have an aggregate of $35.0 million available for letters of credit, subject to an overall borrowing limit of $50.0 million under the credit facility. As of September 28, 2004, we had approximately $31.3 million available to be borrowed.

Future Liquidity and Capital Resources

     We believe that cash flow from operating activities, together with borrowings available under the revolving credit facility, will be sufficient to fund our currently anticipated capital investment requirements, interest, dividend payments and working capital requirements. We anticipate total capital investments of approximately $20.0 million in fiscal 2004, of which $13.4 million has been invested to date in investments primarily associated with the renewal and/or acquisition of contracts. In addition, as reported in our Form 10-K for fiscal 2003, we have renegotiated one of our contracts resulting in the return to us of a portion of the amount invested to acquire the contract. We received reimbursement of $5.0 million in the 3rd quarter of 2004 and reclassified $5.0 million on our balance sheet as of September 28, 2004 from contract rights to account receivable (payment received during the 4th quarter). As a result of this return of capital and an additional $6.2 million capital investment returned by another client, we anticipate a decline in the cash flows from these two contracts; however, we intend to use these funds to make capital expenditures.

We have future obligations for debt repayments, future minimum rental and similar commitments under non-cancelable operating leases as well as contingent obligations related to outstanding letters of credit and other contractual obligations. These obligations as of September 28, 2004 are summarized in the following tables:

Contractual Commitments

		Payments due by period
		(in millions)
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years
Long–term borrowings	$170.2	$—	$—	$65.0	$105.2
Interest for fixed rate debt	148.5	19.2	55.5	28.4	45.4
Insurance	11.4	4.3	5.3	1.4	0.4
Operating leases	2.0	—	1.7	0.3	—
Commissions and royalties	43.4	8.1	13.5	5.5	16.3
Capital commitments (1)	12.5	7.6	4.9	—	—
Other long-term obligations (2)	0.8	0.1	0.5	0.1	0.1

Total Contractual Obligations	$388.8	$39.3	$81.4	$100.7	$167.4

(1)	Represents capital commitments in connection with several long-term concession contracts.

(2)	Represents various long-term obligations reflected on the balance sheet.

		Payments due by period
		(in millions)
		Less than			More than
Other Commercial Commitments	Total	1 year	1-3 years	4-5 years	5 years
Letters of credit	$18.7	$18.7	$—	$—	$—

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

Forward-Looking and Cautionary Statements

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

     All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements or that could adversely affect the holders of our IDSs, subordinated notes and common stock. We believe that these factors include the following:

•	We have substantial indebtedness, which could restrict our ability to pay interest and principal on our subordinated notes and to pay dividends with respect to shares of our common stock represented by the IDSs and impact our financing options and liquidity position.

•	We may amend the terms of our credit facility, or we may enter into new agreements that govern our senior indebtedness, and the amended or new terms may significantly affect our ability to pay interest and dividends to IDS holders.

•	We are subject to restrictive debt covenants and other requirements related to our outstanding debt that limits our business flexibility by imposing operating and financial restriction on our operations.

•	We are a holding company and rely on dividends, interest and other payments, advances and transfers of funds from our subsidiaries to meet our debt service and other obligations.

•	Our interest expense may increase significantly and could cause our net income and distributable cash to decline significantly.

•	We may not generate sufficient funds from operations to pay our indebtedness at maturity or upon the exercise by holders of their rights upon a change of control.

•	The indenture governing our subordinated notes and our credit facility permit us to pay a significant portion of our free cash flow to stockholders in the form of dividends. Any amounts paid by us in the form of dividends will not be available in the future to satisfy our obligations under the subordinated notes.

•	The realizable value of our assets upon liquidation may be insufficient to satisfy claims.

•	Deferral of interest payments would have adverse tax consequences for holders of our subordinated notes and may adversely affect the trading price of the subordinated notes.

•	Because of the subordinated nature of the subordinated notes, holders of our subordinated notes may not be entitled to be paid in full, if at all, in a bankruptcy, liquidation or reorganization or similar proceeding.

•	The guarantees of the subordinated notes by our subsidiaries may not be enforceable.

•	Seasonality and variability of our businesses may cause volatility in the market value of our IDSs and may hinder our ability to make timely distributions on the IDSs.

•	The United States federal income tax consequences of the purchase, ownership and disposition of IDSs are unclear; different structures are currently being proposed by other registrants that may adversely affect our structure.

•	The Internal Revenue Service may not view the interest rate on the subordinated notes as an arm’s length rate.

•	Before our initial public offering, there was not a public market for our IDSs, shares of our common stock or subordinated notes. The price of the IDSs may fluctuate substantially, which could negatively affect IDS holders.

•	Future sales or the possibility of future sales of a substantial amount of IDSs, shares of our common stock or our subordinated notes may depress the price of our outstanding IDSs and the shares of our common stock and our subordinated notes.

•	Our restated certificate of incorporation and amended and restated by-laws and several other factors could limit another party’s ability to acquire us and deprive our investors of the opportunity to obtain a takeover premium for their securities.

•	If attendance or the number of events held at our clients’ facilities decreases, our net sales and cash flow may significantly decline.

•	The pricing and termination provisions of our contracts may constrain our ability to recover costs and to make a profit on our contracts.

•	We have a history of losses and may experience losses in the future.

•	We may not be able to recover our capital investments in clients’ facilities, which may significantly reduce our profits or cause losses.

•	If the sports team tenant of a facility we serve relocates or the ownership of a facility we serve changes, we may lose the contract for that facility.

•	If we were to lose any of our largest clients, our results of operations could be significantly harmed.

•	A contraction of MLB that eliminates any of the teams playing in any of the facilities we serve would likely have a material adverse effect on our results of operations.

•	We are subject to credit risks on contracts with financially insecure clients, and the bankruptcy of any significant client could have a material adverse effect on our results of operations.

•	We may not have sufficient funds available to make capital investments necessary to maintain relationships in clients’ facilities.

•	Possible increases in capital investments or commissions to renew existing client relationships may lower our operating results for such facilities.

•	Our historical growth rates may not be indicative of future results, given our new capital structure and dividend policy and our reliance on other financing sources.

•	If labor or other operating costs increase, we may not be able to effect a corresponding increase in the prices of our products and services, and our profitability may decline significantly.

•	We may incur significant liabilities or reputational harm if claims of illness or injury associated with our service of food and beverages to the public are brought against us.

•	The loss of any of our liquor licenses or permits would adversely affect our ability to carry out our business.

•	If one of our employees sells alcoholic beverages to an intoxicated or minor patron, we may be liable to third parties for the acts of the patron.

•	If we fail to comply with applicable governmental regulations, we may become subject to lawsuits and other liabilities or restrictions on our operations which could significantly reduce our net sales and cash flow and undermine the growth of our business.

•	We are subject to litigation, which, if determined adversely, could be material.

•	We may be subject to significant environmental liabilities.

•	We depend on a small executive management team, and the loss of any individual member of that team could adversely affect our business.

•	We could incur significant liability for withdrawing from multi-employer pensions plans.

•	If we fail to remain competitive within our industry, we will not be able to maintain our clients or obtain new clients, which would materially adversely affect our financial condition, results of operations and liquidity.

•	An outbreak or escalation of any insurrection or armed conflict involving the United States or any other national or international calamity could significantly harm our business.

•	A terrorist attack on any facility which we serve, particularly large sports facilities, could significantly harm our business, and our client contracts do not provide for the recovery by us of our cost in the event of a terrorist attack on a facility.

•	We may not be able to obtain insurance, or to obtain insurance on commercially acceptable terms, which could result in a material adverse effect on our financial condition, results of operations or liquidity.

•	Weaker economic conditions within the United States or Canada could adversely affect our business.

•	Our net sales could decline if there were a labor stoppage affecting any of the sports teams at whose facilities we provide our services.

•	If we are unable reasonably promptly to reinvest any capital investment returned to us under any contract or in connection with any contract renegotiation, it could have a material adverse impact on our financial results.

Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     Interest rate risk – We are exposed to interest rate volatility with regard to our revolving credit facility borrowings. However, as of September 28, 2004 we have no outstanding revolver borrowings. While our term loans and subordinated notes are fixed interest-rate debt obligations, fluctuating interest rates could result in material changes to the fair values of the embedded derivatives.

     Market risk – Changing market conditions that influence stock prices could have a negative impact on the value of our liability for derivatives. As of September 28, 2004, a charge of $1.1 million has been recorded to our consolidated statement of operations to mark to market our derivatives.

     As of September 28, 2004, there have been no material changes, except as discussed above, in the quantitative and qualitative disclosures about market risk from the information presented in our Form 10-K for the year ended December 30, 2003.

Item 4. Controls and Procedures.

     Evaluation of disclosure controls and procedures. As a result of clarifications in the accounting for IDSs, we have determined that the portion of the stock owned by the Initial Equity Investors exchangeable for subordinated notes should be treated as mezzanine equity and that the option to effect such an exchange represents a derivative that should be recorded at fair value on our balance sheet. We have determined that we must also reflect two classes of stock on our financial statements as a result of the Initial Equity Investors’ option to effect such an exchange and make other related changes. These changes in accounting treatment and certain related matters are reflected in this Quarterly Report on Form 10-Q.

     We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our report under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 28, 2004. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

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

     As previously reported in our 2003 Annual Report on Form 10-K, in May 2003 a purported class action entitled Holden v. Volume Services America, Inc. et al. was filed against us in the Superior Court of California for the County of Orange by a former employee at one of the California stadiums we serve alleging violations of local overtime wage, rest and meal period and related laws with respect to this employee and others purportedly similarly situated at any and all of the facilities we serve in California. We had removed the case to the United States District Court for the Central District of California, but in November 2003 the court remanded the case back to the California Superior Court. The purported class action seeks compensatory, special and punitive damages in unspecified amounts, penalties under the applicable local laws and injunctions against the alleged illegal acts. The parties have agreed to non-binding mediation in early 2005; however, we believe that our business practices are, and were during the period alleged, in compliance with the law. We intend to vigorously defend this case. However, due to the early stage of this case and our evaluation, we cannot predict its outcome and, if an ultimate ruling is made against us, whether such ruling would have a material effect on us.

     In August 2004, a second purported class action, Perez v. Volume Services Inc, d/b/a Centerplate, was filed in the Superior Court for Yolo County, California. Perez makes substantially identical allegations to those in Holden. Consequently, we filed a Demurer and the case was stayed on November 9, 2004 pending the resolution of Holden. As in Holden, we believe that our business practices are, and were during the period alleged in Perez, in compliance with the law. We intend to vigorously defend this case if it were permitted to proceed. At this point however, the status of Perez is too preliminary to assess the likely outcome

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

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

10.1	Amendments to Restated Certificate of Incorporation adopted on October 13, 2004.

10.2	Amendments to Amended and Restated By-Laws adopted on October 13, 2004.

10.3	Long-Term Performance Plan adopted on October 13, 2004 (incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on October 18, 2004).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

     (b) Reports on Form 8-K:

     On July 2, 2004, the Company filed a Current Report on Form 8-K to provide a press release responding to questions about the departures of two managers and commenting on current financial expectations.

     On July 30, 2004, the Company filed a Current Report on Form 8-K to provide a press release announcing its quarterly earnings for the quarter ended June 29, 2004.

     On August 10, 2004, the Company filed a Current Report on Form 8-K to announce the date of a Special Meeting of security holders to consider and elect additional directors and vote on other corporate organizational matters.

     On September 17, 2004, the Company filed a Form 8-K to provide a question and answer statement regarding the effect of the National Hockey League Lockout announced on September 16, 2004 on the Company’s financial results.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November, 12, 2004.

Centerplate, Inc.
(formerly Volume Services America Holdings, Inc.)

By:	/s/ Kenneth R. Frick

Name:	Kenneth R. Frick
Title:	Chief Financial Officer