Form 10-K/A
period 2003-12-30
Centerplate, Inc.
filed 2004-12-22
CIK 1086774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

Securities of Centerplate, Inc. registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of Each Exchange on Which Registered

Income Deposit Securities (representing shares of common stock and subordinated notes)	American Stock Exchange Toronto Stock Exchange

Securities of Centerplate, Inc. registered pursuant to Section 12(g) of the Act:     None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.     ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes ☐          No ☑

     The aggregate market value of the Income Deposit Securities (IDSs) held by non-affiliates of Centerplate, Inc. as of December 30, 2003 was approximately $248,400,000. For purposes of this disclosure, IDSs held by persons who hold more than 5% of the outstanding IDSs and IDSs held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive. Centerplate, Inc. did not have publicly traded securities as of the last business day of its most recently completed second fiscal quarter.

     The number of shares of common stock of Centerplate, Inc. outstanding as of March 26, 2004 was 22,524,992.

DOCUMENTS INCORPORATED BY REFERENCE

     None are incorporated in this Amendment No. 1 to the Annual Report on Form 10-K/A.

CENTERPLATE, INC. (FORMERLY VOLUME SERVICES AMERICA HOLDINGS, INC.)

EXPLANATORY NOTE

      This Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 30, 2003, is being filed to reflect changes to Item 8 as described below. In addition, minor changes were also made to Items 7 and 9A to reflect the resolution of the accounting treatment of our public securities. Unless otherwise noted and except for Note 2 to the consolidated financial statements, as to which the date is October 28, 2004, all information contained herein is as of March 26, 2004, when we filed our Annual Report on Form 10K, and does not reflect any events or changes in information that may have occurred subsequent to such date.

      Following the completion of the initial public offering by Centerplate, Inc. (formerly Volume Services America Holdings, Inc., “Centerplate” or the “Company”) in December 2003, there have been continuing reviews of the accounting treatment of certain features of securities similar to the Company’s income deposit securities (“IDSs”). As a result of these reviews and discussions with the SEC, the Company has identified several revisions to its accounting for IDSs. The Company has incorporated relevant changes to its accounting treatment of its IDSs that are reflected in this Amendment No. 1 to Annual Report on Form 10-K/A as described below. In addition, as described below, the Company has revised Note 16 of the consolidated financial statements to report the results of operations of Centerplate (the parent holding company and issuer of the IDSs) separately from the results of operations of the subsidiaries that guarantee the subordinated notes included in its IDSs (the “combined guarantor subsidiaries”).

      This Amendment No. 1 to Annual Report on Form 10-K/A amends “Item 8. Financial Statements and Supplemental Data” of the previously filed Annual Report on Form 10-K for the fiscal year ended December 30, 2003 (“Form 10-K”) as follows:

      1. Consolidated Balance Sheets — In connection with the initial public offering (“IPO”), those investors who held stock prior to the IPO (the “Initial Equity Investors”) entered into an amended and restated stockholders agreement, which provides that, upon any post-offering sale of common stock by the Initial Equity Investors, at the option of the Initial Equity Investors, we will exchange a portion of their common stock for subordinated notes at an exchange rate of $9.30 principal amount of subordinated notes for each share of common stock (so that, after such exchange, the Initial Equity Investors will have shares of common stock and subordinated notes in the appropriate proportions to represent integral numbers of IDSs) (“the conversion option”). We have concluded that the portion of the Initial Equity Investor’s common stock exchangeable for subordinated debt should be classified on our consolidated balance sheet according to the guidance provided by Accounting Series Release No. 268 (FRR Section 211), Redeemable Preferred Stocks. Accordingly, we have reclassified $14.0 million between “Common stock with conversion option exchangeable for subordinated debt, net of discount” and “Accumulated Deficit” on the balance sheet as of December 30, 2003. This amount will be accreted to the face amount due of $14.4 million using the effective interest method over the Initial Equity Investors minimum required 180-day holding period.

      2. Consolidated Balance Sheets — It has been determined that the conversion option is an embedded derivative in accordance with SFAS No. 133. This resulted in a reclassification of $2.7 million from “Accumulated Deficit” to “Liability for derivatives” as of December 30, 2003.

      3. Consolidated Balance Sheets — It has been determined that the Company has two classes of common stock as a result of the conversion option. Accordingly, “Common Stock” has been segregated into the two classes, “Shares Outstanding with Conversion Option” and “Shares Outstanding without Conversion Option”.

      4. Consolidated Statement of Stockholders’ Equity — The Statement of Stockholders’ Equity has been revised to reflect the two classes of common stock, the conversion option and the liability for the derivative.

      5. Non-Guarantor Subsidiaries Financial Statements (see Note 16 in the “Notes to the Financial Statements”) — Changes as discussed in numbers 1-3 to the Consolidated Balance Sheet have been made as appropriate to the Company’s Consolidating Balance Sheet.

      6. Non-Guarantor Subsidiaries Financial Statements (see Note 16 in the “Notes to the Financial Statements”) — Centerplate’s results had been consolidated with the combined guarantor subsidiaries of its subordinated notes in the previously reported financial statements. The Company has revised the consolidating financial statements where necessary to report Centerplate independently.

      7. Notes to Consolidated Financial Statements — Notes discussing the accounting treatment of the Company’s IDSs and derivative financial instruments have been updated to reflect the changes as discussed above.

      The Company has made no other significant changes to its financial statements other than those discussed above.

i

CENTERPLATE, INC. (FORMERLY VOLUME SERVICES AMERICA HOLDINGS, INC.)

FISCAL YEAR 2003

FORM 10-K/A

ANNUAL REPORT

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

      Management’s discussion and analysis is a review of our results of operations and our liquidity and capital resources. The following discussion should be read in conjunction with “Selected Financial Data” (which was previously filed on March 29, 2004 in our Form 10K) and the financial statements, including the related notes, appearing elsewhere in this report. The following data has been prepared in accordance with GAAP.

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

•	Insurance. We have a high deductible insurance program for general liability, auto liability and workers’ compensation risk. We are required to estimate and accrue for the amount of losses that we expect to incur. These amounts are recorded in cost of sales and selling, general and administrative expenses on the statement of operations and accrued liabilities and long-term liabilities on the balance sheet. Our estimates consider a number of factors, including historical experience and an actuarial assessment of the liabilities for reported claims and claims incurred but not reported. While we use outside parties to assist us in making these estimates, it is difficult to provide assurance that the actual amounts may not be materially different than what we have recorded. In addition we are self-insured for employee medical benefits and related liabilities. Our liabilities are based on historical trends and claims filed and are estimated for claims incurred but not reported. While the liabilities represent management’s best estimate, actual results could differ significantly from those estimates.

•	Accounting Treatment for IDSs, Common Stock Owned by Initial Equity Investors and Derivative Financial Instruments. Our IDSs include common stock and subordinated notes, the latter of which has three embedded derivative features. The embedded derivative features include a call option, a change of control put option, and a term-extending option on the notes. The call option allows us to repay the principal amount of the subordinated notes after the fifth anniversary of the issuance, provided that we also pay all of the interest that would have been paid during the initial 10-year term of the notes, discounted to the date of repayment at a risk-free rate. Under the change of control put option, the holders have the right to cause us to repay the subordinated notes at 101% of face value upon a change of control, as defined in the subordinated note agreement. The term-extending option allows us to unilaterally extend the term of the subordinated notes for two five-year periods at the end of the initial 10-year period provided that we are in compliance with the requirements of the indenture. We have accounted for these embedded derivatives in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. Based on SFAS No. 133, as amended and interpreted, the call option and the change of control put option are required to be separately valued. As of December 30,

2003, these embedded derivatives were fair valued and determined to be insignificant. The term extending option was determined to not be separable from the underlying subordinated notes. Accordingly, it will not be separately accounted for in the current or future periods.

In connection with the IPO, those investors who held stock prior to the IPO (the “Initial Equity Investors”) entered into an amended and restated stockholders agreement, which provides that, upon any post-offering sale of common stock by the Initial Equity Investors, at the option of the Initial Equity Investors, we will exchange a portion of their common stock for subordinated notes at an exchange rate of $9.30 principal amount of subordinated notes for each share of common stock (so that, after such exchange, the Initial Equity Investors will have shares of common stock and subordinated notes in the appropriate proportions to represent integral numbers of IDSs). We have concluded that the portion of the Initial Equity Investor’s common stock exchangeable for subordinated debt should be classified on its consolidated balance sheet according to the guidance provided by Accounting Series Release No. 268 (FRR Section 211), Redeemable Preferred Stocks. Accordingly, we have recorded $14.0 million as “Common stock with conversion option exchangeable for subordinated debt, net of discount” on the balance sheet. This amount will be accreted to the face amount due of $14.4 million using the effective interest method over the life of the Initial Equity Investors minimum required 180-day holding period. In addition, we have determined that the option conveyed to the Initial Equity Investors to exchange common stock for subordinated debt in order to form IDSs is an embedded derivative in accordance with SFAS No. 133. The Company has recorded a liability for the fair value of this embedded derivative of approximately $2.7 million as of December 30, 2003. This option is fair-valued each reporting period with the change in the fair value recorded in interest expense in the accompanying consolidated statement of operations.

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

We accounted for the issuance of IDS units in December 2003 by allocating the proceeds for each IDS unit to the underlying stock and subordinated notes based upon the relative fair values of each at that time. Accordingly, the portion of the aggregate IDSs outstanding that represents subordinated notes has been accounted for as long-term debt bearing a stated interest rate of 13.5% maturing on December 10, 2013. There can be no assurances that the Internal Revenue Service or the courts will not seek to challenge the treatment of these notes as debt or the amount of interest expense deducted, although to date we have not been notified that the notes should be treated as equity rather than debt for U.S. federal and state income tax purposes. Such reclassification would result in an additional tax liability and cause the Company to utilize at a faster rate more of its deferred tax assets than it otherwise would.

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

2003 Credit Agreement

      On December 10, 2003, Volume Services America, Inc. (“VSA”), a subsidiary of Centerplate, entered into the 2003 credit facility under a credit agreement providing for $65,000,000 in fixed rate term loans and a $50,000,000 revolving portion. The term loans bear interest at a fixed rate of 7.24% and mature on June 10, 2008. The revolving portion of the 2003 credit facility allows VSA to borrow up to $50,000,000 and includes a sub-limit of $35,000,000 for letters of credit (which reduce availability under the revolving portion of the 2003 credit facility) and a sub-limit of $5,000,000 for swingline loans. Revolving loans must be repaid on the maturity date of the revolving portion of the 2003 credit facility and are subject to an annual clean-up period of thirty days. Swingline loans must be either repaid within five days or converted to revolving loans. The revolving portion of the 2003 credit facility is subject to an annual clean-up period of thirty days and matures on December 10, 2006. Borrowings under the revolving portion of the 2003 credit facility bear interest at floating rates based upon the interest rate option elected by VSA and its leverage ratio.

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

Subordinated Notes Issued in 2003

      During December 2003, in connection with our IPO, we issued $105,245,000 in aggregate principal amount of 13.50% Subordinated Notes (“2003 notes”). The 2003 notes mature on December 10, 2013 and are subject to extension by two successive five year terms at Centerplate’s option provided that certain financial conditions are met. Interest on the 2003 notes is payable on or about the 20th day of each month. The 2003 notes are unsecured, are subordinated to all of Centerplate’s existing and future senior indebtedness, and rank equally with all of Centerplate’s existing and future indebtedness. Furthermore, the debt is guaranteed by all of the wholly-owned subsidiaries of Centerplate.

Contractual Commitments

      We have future obligations for debt repayments, future minimum rental and similar commitments under non-cancelable operating leases as well as contingent obligations related to outstanding letters of credit. These obligations as of December 30, 2003 are summarized below:

		Payments Due by Period

		Less Than	1-3	4-5	More Than
	Total	1 Year	Years	Years	5 Years

	(In millions)
Long-term borrowings	$186.5	$16.3	$—	$65.0	$105.2
Interest for fixed rate debt	162.8	19.1	57.2	30.5	56.0
Insurance	8.8	4.5	3.6	0.5	0.2
Operating leases	1.3	0.5	0.8	—	—
Commissions and royalties	38.4	8.3	17.1	6.1	6.9
Capital Commitments(1)	17.1	12.4	4.7	—	—
Other long-term liabilities(2)	0.7	0.5	0.1	0.1	—

Total contractual obligations	$415.6	$61.6	$83.5	$102.2	$168.3

(1)	Represents capital commitments in connection with several long-term concession contracts.

(2)	Represents various long-term obligations reflected on the balance sheet.

		Payments Due by Period

		Less Than	1-3	4-5	More Than
Other Commercial Commitments	Total	1 Year	Years	Years	5 Years

	(In millions)
Letters of credit	$20.3	$20.3	$—	$—	$—

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

Cautionary Statement Regarding Forward-Looking Statements

      Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this Annual Report on Form 10-K/A may include forward-looking statements which reflect our current views with respect to future events and financial performance. Statements which include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.

      All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements or that could adversely affect the holders of our IDSs, 2003 notes and common stock. We believe that these factors include the following:

•	We have substantial indebtedness, which could restrict our ability to pay interest and principal on our 2003 notes and to pay dividends with respect to shares of our common stock represented by the IDSs and impact our financing options and liquidity position.

•	We may amend the terms of our 2003 credit facility, or we may enter into new agreements that govern our senior indebtedness, and the amended or new terms may significantly affect our ability to pay interest and dividends to IDS holders.

•	We are subject to restrictive debt covenants and other requirements related to our outstanding debt that limit our business flexibility by imposing operating and financial restrictions on our operations.

•	We are a holding company and rely on dividends, interest and other payments, advances and transfers of funds from our subsidiaries to meet our debt service and other obligations.

•	Our interest expense may increase significantly and could cause our net income and distributable cash to decline significantly.

•	We may not generate sufficient funds from operations to pay our indebtedness at maturity or upon the exercise by holders of their rights upon a change of control.

•	The indenture governing our 2003 notes and our 2003 credit facility permit us to pay a significant portion of our free cash flow to stockholders in the form of dividends. Any amounts paid by us in the form of dividends will not be available in the future to satisfy our obligations under the 2003 notes.

•	The realizable value of our assets upon liquidation may be insufficient to satisfy claims.

•	Deferral of interest payments would have adverse tax consequences for holders of our 2003 notes and may adversely affect the trading price of the 2003 notes.

•	Because of the subordinated nature of the 2003 notes, their holders may not be entitled to be paid in full, if at all, in a bankruptcy, liquidation or reorganization or similar proceeding.

•	The guarantees of the 2003 notes by our subsidiaries may not be enforceable.

•	Seasonality and variability of our businesses may cause volatility in the market value of our IDSs and may hinder our ability to make timely distributions on the IDSs.

•	The U.S. federal income tax consequences of the purchase, ownership and disposition of IDSs are unclear.

•	The Internal Revenue Service (IRS) may not view the interest rate on the 2003 notes as an arm’s length rate.

•	The IRS might seek to recharacterize our subordinated notes as equity, which would cause our interest payments not to be deductible for tax purposes. This could create a significant tax liability for which we have not reserved.

•	Before our IPO there was no public market for our IDSs, shares of our common stock or 2003 notes. The price of the IDSs may fluctuate substantially, which could negatively affect IDS holders.

•	Future sales or the possibility of future sales of a substantial amount of IDSs, shares of our common stock or our 2003 notes may depress the price of our outstanding IDSs and the shares of our common stock and our 2003 notes.

•	Our restated certificate of incorporation and amended and restated by-laws and several other factors could limit another party’s ability to acquire us and deprive our investors of the opportunity to obtain a takeover premium for their securities.

•	If attendance or the number of events held at our clients’ facilities decreases, our net sales and cash flow may significantly decline.

•	The pricing and termination provisions of our contracts may constrain our ability to recover costs and to make a profit on our contracts.

•	We have a history of losses and may experience losses in the future.

•	We may not be able to recover our capital investments in clients’ facilities, which may significantly reduce our profits or cause losses.

•	If the sports team tenant of a facility we serve relocates or the ownership of a facility we serve changes, we may lose the contract for that facility.

•	If we were to lose any of our largest clients, our results of operations could be significantly harmed.

•	A contraction of MLB that eliminates any of the teams playing in any of the facilities we serve would likely have a material adverse effect on our results of operations.

•	We may not have sufficient funds available to make capital investments in clients’ facilities necessary to maintain these relationships and increased capital investments or commissions to renew such relationships may lower our operating results for such facilities.

•	Our historical rapid growth rates may not be indicative of future results, given our new capital structure and dividend policy and our reliance on other financing sources.

•	If labor or other operating costs increase, we may not be able to make a corresponding increase in the prices of our products and services and our profitability may decline significantly.

•	We may incur significant liabilities or reputational harm if claims of illness or injury associated with our service of food and beverage to the public are brought against us.

•	The loss of any of our liquor licenses or permits could adversely affect our ability to carry out our business.

•	If one of our employees sells alcoholic beverages to an intoxicated or minor patron, we may be liable to third parties for the acts of the patron.

•	If we fail to comply with applicable governmental regulations, we may become subject to lawsuits and other liabilities or restrictions on our operations which could significantly reduce our net sales and cash flow and undermine the growth of our business.

•	We are subject to litigation, which, if determined adversely, could be material.

•	We may be subject to significant environmental liabilities.

•	We depend on a relatively small executive management team and the loss of any of them could adversely affect our business.

•	We could incur significant liability for withdrawing from multi-employer pension plans.

•	If we fail to remain competitive within our industry, we will not be able to maintain our clients or obtain new clients, which would materially adversely affect our financial condition, results of operations and liquidity.

•	An outbreak or escalation of any insurrection or armed conflict involving the United States or any other national or international calamity could significantly harm our business.

•	A terrorist attack on any facility which we serve, particularly large sports facilities, could significantly harm or business, and our contracts do not provide for the recovery by us of our cost in the event of a terrorist attack on a facility.

•	We may not be able to obtain insurance, or obtain insurance on commercially acceptable terms, which could result in a material adverse effect on our financial condition, results of operations or liquidity.

•	Weaker economic conditions within the United States could adversely affect our business.

•	Our net sales could decline if there were a labor stoppage affecting any of the sports teams at whose facilities we provide our services.

      Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 8.	Financial Statements and Supplementary Data

CENTERPLATE, INC. (FORMERLY VOLUME SERVICES AMERICA HOLDINGS, INC.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Centerplate, Inc. (formerly Volume Services America Holdings, Inc.):

      We have audited the accompanying consolidated balance sheets of Centerplate, Inc. (formerly Volume Services America Holdings, Inc.) and subsidiaries (the “Company”) as of December 31, 2002 and December 30, 2003, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficiency), and cash flows for each of the three years in the period ended December 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2002 and December 30, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 3 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets as of January 2, 2002.

      As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2003 financial statements.

/s/ Deloitte & Touche LLP

March 26, 2004 (except for Note 2, as to which the date is October 28, 2004)

Charlotte, North Carolina

CENTERPLATE, INC. (FORMERLY VOLUME SERVICES AMERICA HOLDINGS, INC.)

CONSOLIDATED BALANCE SHEETS
December 31, 2002 and December 30, 2003

		December 30,
		2003
	December 31,	(As Restated —
	2002	See Note 2)

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

CENTERPLATE, INC. (FORMERLY VOLUME SERVICES AMERICA HOLDINGS, INC.)

CONSOLIDATED BALANCE SHEETS — (Continued)

December 31, 2002 and December 30, 2003

		December 30,
		2003
	December 31,	(As Restated —
	2002	See Note 2)

	(In thousands,
	except share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Short-term note payable	$—	$4,000
Current maturities of long-term debt	1,150	12,250
Accounts payable	14,798	18,054
Accrued salaries and vacations	8,683	11,297
Liability for insurance	4,441	4,537
Accrued taxes, including income taxes	3,890	3,947
Accrued commissions and royalties	13,627	14,053
Liability for derivatives	—	2,654
Accrued interest	3,832	1,566
Accrued dividends	—	1,982
Other	6,057	5,082

Total current liabilities	56,478	79,422

LONG-TERM LIABILITIES:
Long-term debt	224,250	170,245
Deferred income taxes	2,031	—
Liability for insurance	2,001	4,245
Other liabilities	700	699

Total long-term liabilities	228,982	175,189

COMMITMENTS AND CONTINGENCIES
COMMON STOCK WITH CONVERSION OPTION, PAR VALUE $0.01, EXCHANGEABLE FOR SUBORDINATED DEBT, NET OF DISCOUNT	—	14,035

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Common stock, $0.01 par value — authorized: 100,000,000 shares;
issued: 18,463,995 shares without conversion option; outstanding: 18,463,995 shares without conversion option	—	185
issued: 21,531,152 shares; outstanding: 13,612,829 and 4,060,997 shares at December 31, 2002 and December 30, 2003, respectively, with conversion option as of December 30, 2003	215	215
Additional paid-in capital	67,202	218,598
Accumulated deficit	(21,566)	(44,655)
Accumulated other comprehensive income (loss)	(444)	224
Treasury stock — at cost (7,918,323 and 17,470,153 shares at December 31, 2002 and December 30, 2003, respectively)	(49,500)	(120,940)
Loans to related parties	(1,175)	—

Total stockholders’ equity (deficiency)	(5,268)	53,627

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$280,192	$322,273

See notes to consolidated financial statements.

CENTERPLATE, INC. (FORMERLY VOLUME SERVICES AMERICA HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Years Ended January 1, 2002, December 31, 2002 and December 30, 2003

	January 1,	December 31,	December 30,
	2002	2002	2003

	(In thousands, except per share data)
Net sales	$543,113	$577,162	$616,057
Cost of sales	446,596	470,929	503,986
Selling, general and administrative	48,108	55,257	59,591
Depreciation and amortization	24,492	26,185	27,119
Transaction related expenses	—	597	2,577
Contract related losses	4,762	699	831

Operating income	19,155	23,495	21,953
Interest expense	23,429	20,742	32,763
Other income, net	(242)	(1,556)	(55)

Income (loss) before income taxes	(4,032)	4,309	(10,755)
Income tax benefit	(432)	(187)	(6,337)

Net income (loss)	(3,600)	4,496	(4,418)
Other comprehensive income (loss) — foreign currency translation adjustment	(209)	27	668

Comprehensive income (loss)	$(3,809)	$4,523	$(3,750)

Basic Net Income (Loss) per share	$(0.26)	$0.33	$(0.31)

Diluted Net Income (Loss) per share	$(0.26)	$0.33	$(0.31)

Weighted average shares outstanding	13,612,829	13,612,829	14,263,164

Dividends declared per share	$—	$—	$0.09

See notes to consolidated financial statements.

CENTERPLATE, INC. (FORMERLY VOLUME SERVICES AMERICA HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
Years Ended January 1, 2002, December 31, 2002 and December 30, 2003

	Common	Common	Common	Common
	Shares	Stock	Shares	Stock			Accumulated
	Without	Without	With	With	Additional		Other		Loans to
	Conversion	Conversion	Conversion	Conversion	Paid-in	Accumulated	Comprehensive	Treasury	Related
	Option	Option	Option	Option	Capital	Deficit	Income (Loss)	Stock	Parties	Total

	(In thousands, except share data)
BALANCE, JANUARY 2, 2001	—	$—	21,531,152	$215	$66,539	$(22,462)	$(262)	$(49,500)	$(1,039)	$(6,509)
Noncash compensation	—	—	—	—	98	—	—	—	—	98
Loans to related parties	—	—	—	—	—	—	—	—	(40)	(40)
Foreign currency translation	—	—	—	—	—	—	(209)	—	—	(209)
Net loss	—	—	—	—	—	(3,600)	—	—	—	(3,600)

BALANCE, JANUARY 1, 2002	—	—	21,531,152	215	66,637	(26,062)	(471)	(49,500)	(1,079)	(10,260)
Noncash compensation	—	—	—	—	565	—	—	—	—	565
Loans to related parties	—	—	—	—	—	—	—	—	(96)	(96)
Foreign currency translation	—	—	—	—	—	—	27	—	—	27
Net income	—	—	—	—	—	4,496	—	—	—	4,496

BALANCE, DECEMBER 31, 2002	—	—	21,531,152	215	67,202	(21,566)	(444)	(49,500)	(1,175)	(5,268)
Proceeds from IDS issuance, net	18,463,993	185	—	—	151,332	—	—	—	1,241	152,758
Derivative liability (As Restated — See Note 2)	—	—	—	—	—	(2,654)	—	—	—	(2,654)
Common stock, par value $0.01 exchangeable for subordinated debt, net of discount (As Restated — See Note 2)	—	—	—	—	—	(14,035)	—	—	—	(14,035)
Repurchase of stock	—	—	—	—	—	—	—	(71,440)	—	(71,440)
Noncash compensation	—	—	—	—	64	—	—	—	—	64
Loans to related parties	—	—	—	—	—	—	—	—	(66)	(66)
Foreign currency translation	—	—	—	—	—	—	668	—	—	668
Dividends declared	—	—	—	—	—	(1,982)	—	—	—	(1,982)
Net loss	—	—	—	—	—	(4,418)	—	—	—	(4,418)

BALANCE, DECEMBER 30, 2003 (As Restated — See Note 2	18,463,993	$185	21,531,152	$215	$218,598	$(44,655)	$224	$(120,940)	$—	$53,627

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

CENTERPLATE, INC. (FORMERLY VOLUME SERVICES AMERICA HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

Years Ended January 1, 2002, December 31, 2002 and December 30, 2003

	Years Ended

	January 1,	December 31,	December 30,
	2002	2002	2003

	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) — revolving loans	$6,750	$2,250	$(11,000)
Principal payments on long-term debt	(1,150)	(1,150)	(110,400)
Proceeds from issuance of long-term debt	—	—	65,000
Proceeds from issuance of stock, net	—	—	151,517
Proceeds from issuance of subordinated notes	—	—	105,245
Payment of existing subordinated notes	—	—	(87,750)
Repurchase of stock	—	—	(71,440)
Proceeds from loans to related parties	—	—	1,241
Payments of debt issuance costs	—	—	(12,837)
Restricted cash	—	—	(22,048)
Principal payments on capital lease obligations	(149)	(267)	—
Increase (decrease) in bank overdrafts	(454)	968	1,282
Loans to related parties	(40)	(96)	(66)

Net cash provided by financing activities	4,957	1,705	8,744

INCREASE (DECREASE) IN CASH	416	(4,768)	12,555
CASH AND CASH EQUIVALENTS:
Beginning of year	14,726	15,142	10,374

End of year	$15,142	$10,374	$22,929

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$22,155	$18,493	$35,029

Income taxes paid	$696	$188	$125

SUPPLEMENTAL NON CASH FLOW FINANCING ACTIVITY:
Dividends declared and unpaid	$—	$—	$1,982

See notes to consolidated financial statements.

CENTERPLATE, INC. (FORMERLY VOLUME SERVICES AMERICA HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended January 1, 2002, December 31, 2002 and December 30, 2003

1.	General

      Centerplate, Inc. (formerly Volume Services America Holdings, Inc.) (“Centerplate” and together with its subsidiaries, the “Company”) is a holding company, the principal assets of which are the capital stock of its subsidiary, Volume Services America, Inc. (“Volume Services America”). Volume Services America is also a holding company, the principal assets of which are the capital stock of its subsidiaries, Volume Services, Inc. (“Volume Services”) and Service America Corporation (“Service America”).

      On February 11, 2003, the Company announced that it changed the trade name for its operating businesses from Volume Services America to Centerplate and on October 13, 2004, the securityholders of the Company approved a resolution to change the Company’s legal name from Volume Services America Holdings, Inc. to Centerplate, Inc.

      On December 1, 2003, the Board of Directors authorized and the Company effected on December 2, 2003 a 40,920 (rounded to the nearest share) for 1 split of the common stock. Share and per share amounts for all years presented give effect to this stock split.

      On December 4, 2003, Centerplate’s registration statement on Form S-1 in respect of a proposed initial public offering (“IPO”) of Income Deposit Securities (“IDSs”) was declared effective by the Securities and Exchange Commission. Each IDS represents one share of common stock and a 13.5% subordinated note with a $5.70 principal amount and the proceeds were allocated to the underlying stock or subordinated notes based upon the relative fair values of each. Trading of the IDSs began on the American Stock Exchange on December 5, 2003 and on the Toronto Stock Exchange on December 8, 2003. On December 10, 2003, the IPO transaction closed and the Company simultaneously entered into a new senior credit facility (see 2003 Credit Agreement, Note 5). From the IPO transaction, the Company raised approximately $251,800,000 on December 10, 2003 and an additional $25,200,000 on December 16, 2003 in connection with the underwriters over-allotment option. With the proceeds from the IPO and the new senior credit facility, the Company repaid its existing senior credit facility, repaid $87,750,000 of its $100,000,000 11.25% senior subordinated notes due 2009, repurchased common stock held by existing equity investors, established certain restricted cash and other cash accounts and paid related fees and expenses.

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

      Following the completion of the initial public offering by Centerplate in December 2003, there have been continuing reviews of the accounting treatment of certain features of securities similar to the Company’s IDSs. As a result of these reviews and discussions with the SEC, the Company has identified several revisions to its accounting for IDSs. The Company has incorporated relevant changes to its accounting for IDSs and restated its financial statements as of and for the period ended December 30, 2003. In addition, as described in Note 16, the Company has revised its consolidating financial statements to report the results of operations of Centerplate (the parent holding company and issuer of the IDSs) separately from the results of operations of the subsidiaries that guarantee the subordinated notes included in its IDSs (the “combined guarantor subsidiaries”).

CENTERPLATE, INC. (FORMERLY VOLUME SERVICES AMERICA HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Consolidated Balance Sheets — In connection with the IPO, those investors who held stock prior to the IPO (the “Initial Equity Investors”) entered into an amended and restated stockholders agreement, which provides that, upon any post-offering sale of common stock by the Initial Equity Investors, at the option of the Initial Equity Investors, the Company will exchange a portion of their common stock for subordinated notes at an exchange, rate of $9.30 principal amount of subordinated notes for each share of common stock (so that, after such exchange, the Initial Equity Investors will have shares of common stock and subordinated notes in the appropriate proportions to represent integral numbers of IDSs) (“the conversion option”). The Company has concluded that the portion of the Initial Equity Investor’s common stock exchangeable for subordinated debt should be classified on the consolidated balance sheet according to the guidance provided by Accounting Series Release No. 268 (FRR Section 211), Redeemable Preferred Stocks. Accordingly, The Company has reclassified $14.0 million between “Common stock with conversion option exchangeable for subordinated debt, net of discount” and “Accumulated Deficit” on the balance sheet as of December 30, 2003. This amount will be accreted to the face amount due of $14.4 million using the effective interest method over the Initial Equity Investors minimum required 180-day holding period.

      In addition, it has been determined that the conversion option is an embedded derivative in accordance with SFAS No. 133. This resulted in a reclassification of $2.7 million from “Accumulated Deficit” to “Liability for derivatives” as of December 30, 2003.

      The Company has two classes of common stock as a result of the conversion option. Accordingly, “Common Stock” has been segregated into the two classes, “Shares Outstanding with Conversion Option” and “Shares Outstanding without Conversion Option”.

      Consolidated Statement of Stockholders’ Equity — The Statement of Stockholders’ Equity has been revised to reflect the two classes of common stock, the conversion option and the liability for the derivative as discussed above.

      Non-Guarantor Subsidiaries Financial Statements — (see Note 16) — Changes as discussed above to the Consolidated Balance Sheet have been made as appropriate to the Company’s Consolidating Balance Sheet. In addition, Centerplate’s results had been consolidated with the combined guarantor subsidiaries of its subordinated notes in the previous statements. The Company has revised the consolidating financial statements where necessary to report Centerplate independently.

      A summary of the significant effects on the Consolidated Balance Sheet as of December 30, 2003 is as follows:

	Originally
	Reported	Restated

	(In thousands)
Consolidated Balance Sheet:
Liability for derivatives	$—	$2,654
Common Stock, Par Value $0.01, Exchangeable for Subordinated Debt, net of discount	$—	$14,035

Accumulated Deficit	$(27,966)	$(44,655)

Total Stockholder’s Equity	$70,316	$53,627

3.	Summary of Significant Accounting Policies

      Principles of Consolidation — The consolidated financial statements include the accounts of Centerplate, and its wholly owned subsidiary, Volume Services America, and its wholly owned subsidiaries, Volume Services and Service America. All significant intercompany transactions have been eliminated.

CENTERPLATE, INC. (FORMERLY VOLUME SERVICES AMERICA HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Fiscal Year — The Company has adopted a 52-53 week period ending on the Tuesday closest to December 31 as its fiscal year end. The 2001, 2002 and 2003 fiscal years consisted of 52 weeks.

      Cash and Cash Equivalents — The Company considers temporary cash investments purchased with an original maturity of three months or less to be cash equivalents.

      Restricted Cash — Restricted cash consists of approximately $13,600,000 recorded in current assets set aside to retire $12,250,000 in senior subordinated notes during 2004 plus accrued interest (See Note 5). In addition, approximately $8,400,000 is recorded in other assets representing five months of interest on the Company’s subordinated notes, plus $2,500,000. In addition, beginning in December 2004 the Company must restrict $60,000 per month for the life of the 2003 Credit Agreement. Such funds are restricted from the Company’s use until term loans have been repaid.

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

      As of January 2, 2002, the Company adopted SFAS No. 142. With the adoption of SFAS No. 142, cost in excess of net assets acquired (goodwill) and trademarks were no longer subject to amortization, rather they are subject to at least an annual assessment for impairment by applying a fair value based test. The Company completed the impairment tests required by SFAS No. 142 including the annual impairment test on July 2, 2002 and April 1, 2003, which did not result in an impairment charge. Accumulated amortization for goodwill and trademarks were approximately $6,748,000 and $3,551,000, respectively at December 31, 2002 and

CENTERPLATE, INC. (FORMERLY VOLUME SERVICES AMERICA HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 30, 2003. Goodwill and trademark amortization (pre-tax) was approximately $2,458,000 in fiscal 2001. Had SFAS No. 142 been in effect for the fiscal year ended January 1, 2002, the adjusted net income (loss) would have been as follows:

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

      Deferred Financing Costs — Deferred financing costs are being amortized as interest expense over the life of the respective debt using the effective interest method. Accumulated amortization was $5,923,000 at December 31, 2002. As a result of the Company’s new credit facility and the repurchase of the Company’s existing subordinated notes, at December 30, 2003 all existing deferred financing costs had been written-off except for approximately $301,000 (net of accumulated amortization of approximately $462,000) associated with the untendered subordinated notes (see Note 5). The Company incurred approximately $12,837,000 in deferred financing cost associated with the IDSs issuance and new credit facility in fiscal 2003. At December 30, 2003, accumulated amortization of the deferred financing costs on the IDSs was approximately $121,000.

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

      Accounting Treatment for IDSs, Common Stock Owned by Initial Equity Investors and Derivative Financial Instruments. The Company’s IDSs include common stock and subordinated notes, the latter of which has three embedded derivative features. The embedded derivative features include a call option, a change of control put option, and a term-extending option on the notes. The call option allows the Company to repay the principal amount of the subordinated notes after the fifth anniversary of the issuance, provided that

CENTERPLATE, INC. (FORMERLY VOLUME SERVICES AMERICA HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company also pays all of the interest that would have been paid during the initial 10-year term of the notes, discounted to the date of repayment at a risk-free rate. Under the change of control put option, the holders have the right to cause the Company to repay the subordinated notes at 101% of face value upon a change of control, as defined in the subordinated note agreement. The term-extending option allows the Company to unilaterally extend the term of the subordinated notes for two five-year periods at the end of the initial 10-year period provided that it is in compliance with the requirements of the indenture. The Company has accounted for these embedded derivatives in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. Based on SFAS No. 133, as amended and interpreted, the call option and the change of control put option are required to be separately valued. As of December 30, 2003, these embedded derivatives were fair valued and determined to be insignificant. The term extending option was determined to not be separable from the underlying subordinated notes. Accordingly, it will not be separately accounted for in the current or future periods.

      In connection with the IPO, those investors who held stock prior to the IPO (the “Initial Equity Investors”) entered into an amended and restated stockholders agreement, which provides that, upon any post-offering sale of common stock by the Initial Equity Investors, at the option of the Initial Equity Investors, the Company will exchange a portion of it’s common stock for subordinated notes at an exchange rate of $9.30 principal amount of subordinate notes for each share of common stock (so that, after such exchange, the Initial Equity Investors will have shares of common stock and subordinated notes in the appropriate proportions to represent integral numbers of IDSs). The Company has concluded that the portion of the Initial Equity Investor’s common stock exchangeable for subordinated debt should be classified on its consolidated balance sheet according to the guidance provided by Accounting Series Release No. 268 (FRR Section 211), Redeemable Preferred Stocks. Accordingly, the Company has recorded $14.0 million as “Common stock with conversion option exchangeable for subordinated debt, net of discount” on the balance sheet. This amount will be accreted to the face amount due of $14.4 million using the effective interest method over the Initial Equity Investors minimum required 180-day holding period. In addition, the Company has determined that the option conveyed to the Initial Equity Investors to exchange common stock for subordinated debt in order to form IDSs is an embedded derivative in accordance with Paragraph 12 of SFAS No. 133. The Company has recorded a liability for the fair value of this embedded derivative of approximately $2.7 million as of December 30, 2003. This option is fair-valued each reporting period with the change in the fair value recorded in interest expense in the accompanying consolidated statement of operations.

      Insurance — At the beginning of fiscal 2002, the Company adopted a high deductible insurance program for general liability, auto liability, and workers’compensation risk. From 1999 through 2001, the Company had been a premium-based insurance program for general liability, automobile liability and workers’ compensation risk. Management establishes a reserve for the deductible and self-insurance considering a number of factors, including historical experience and an actuarial assessment of the liabilities for reported claims and claims incurred but not reported. The self-insurance liabilities for estimated incurred losses were discounted (using rates between 1.32 percent and 3.83 percent at December 31, 2002 and 1.46 percent and 4.29 percent at December 30, 2003), to their present value based on expected loss payment patterns determined by experience. The total discounted self-insurance liabilities recorded by the Company at December 31, 2002 and December 30, 2003 were $4,654,000 and $7,734,000, respectively. The related undiscounted amounts were $4,955,000 and $8,232,000, respectively.

      The employee health self-insurance liability is based on claims filed and not paid and estimates for claims incurred but not reported. The total liability recorded by the Company at December 31, 2002 and December 30, 2003 was $1,222,000 and $1,319,000, respectively.

CENTERPLATE, INC. (FORMERLY VOLUME SERVICES AMERICA HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Transaction Related Expenses — Transaction related expenses in fiscal year 2002 consist primarily of expenses incurred in connection with the structuring and evaluation of financing and recapitalization strategies. Transaction related expenses in fiscal 2003 include certain expenses related to executive compensation associated with the IPO (see Note 5).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

4.	Significant Risks and Uncertainties

      Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s most significant financial statement estimates include the estimate of the recoverability of contract rights and related assets, potential litigation claims and settlements, the liability for self-insured claims, the valuation allowance for deferred tax assets and the allowance for doubtful accounts. Actual results could differ from those estimates.

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

CENTERPLATE, INC. (FORMERLY VOLUME SERVICES AMERICA HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Debt

      Long-term debt consists of the following:

	2002	2003

	(In thousands)
Term B borrowings — 1998 Credit Agreement	$110,400	$—
Revolving loans — 1998 Credit Agreement	15,000	—
VSA subordinated notes — Issued in 1999	100,000	12,250
Term Loans — 2003 Credit Agreement	—	65,000
Revolving loans — 2003 Credit Agreement	—	4,000
VSAH subordinated notes — Issued in 2003	—	105,245

	225,400	186,495
Less — current portion of long-term debt	(1,150)	(16,250)

Total long-term debt	$224,250	$170,245

      1998 Credit Agreement — On December 3, 1998, Volume Services America (the “Borrower”) entered into a credit agreement, which provided for $160,000,000 in term loans, consisting of $40,000,000 of Tranche A term loans (“Term Loan A”) and $120,000,000 of Tranche B term loans (“Term Loan B” and together with Term Loan A, the “Term Loans”) and a $75,000,000 revolving credit facility (the “Revolving Credit Facility”). At December 31, 2002, $15,000,000 in Revolving Loans were outstanding under the Revolving Credit Facility, and approximately $16,277,000 of letters of credit were outstanding but undrawn. Borrowings under the Term Loans were used to repay in full all outstanding indebtedness of Volume Services and Service America under their then existing credit facilities and to pay fees and expenses incurred in connection with the acquisition of Service America and the credit agreement. Borrowings under the credit facility were secured by substantially all the assets of Centerplate and the majority of its subsidiaries, including Volume Services and Service America. On March 4, 1999, the $40,000,000 of Term A borrowings and $5,000,000 of Term B borrowings were repaid with the proceeds from the Senior Subordinated Notes Issued in 1999 discussed below. During fiscal 2003, loans outstanding under the 1998 Credit Agreement were repaid with the proceeds from the IPO and the new credit agreement.

      Senior Subordinated Notes Issued in 1999 — On March 4, 1999, Volume Services America completed a private placement of 11.25% Senior Subordinated Notes in the aggregate principal amount of $100 million. On September 30, 1999, the Company exchanged the Senior Subordinated Notes for notes which were registered under the Securities Act of 1933. The notes were to mature on March 1, 2009 and interest was payable on March 1 and September 1 of each year, beginning on September 1, 1999. Such notes were unsecured, were subordinated to all the existing debt and any future debt of Volume Services America, ranked equally with all of the other Senior Subordinated debt of Volume Services America, and senior to all of Volume Services America’s existing and subordinated debt. Furthermore, the debt was guaranteed by Centerplate and all of the subsidiaries of Volume Services America, except for certain non-wholly owned U.S. subsidiaries and one non-U.S. subsidiary. As of December 30, 2003, $87,750,000 of the senior subordinated notes were repaid with the proceeds of the IPO and the credit agreement with the remaining $12,250,000 balance repaid on March 1, 2004 at a price equal to 105.625% of the principal amount plus accrued interest. As of December 30, 2003, approximately $13.6 million in proceeds from the IPO were set aside to pay such redemption price plus accrued interest. Such amount was recorded in current assets as restricted cash.

      The proceeds of the notes were used to (i) repay $40,000,000 of Term A Borrowings and $5,000,000 of Term B Borrowings, (ii) fund the repurchase by Centerplate of 7,918,323 shares of Centerplate’s common stock for $49,500,000 and the repayment by Centerplate of a $500,000 note in favor of GE Capital and

CENTERPLATE, INC. (FORMERLY VOLUME SERVICES AMERICA HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(iii) pay fees and expenses incurred in connection with the notes and the consent from lenders to an amendment to the Credit Agreement.

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

      The credit agreement calls for mandatory prepayment of the loans under certain circumstances and optional prepayment without penalty. There are further provisions that limit the ability of the Company to make interest payment on the Subordinated Notes Issued in 2003 and dividend payments if it is not in compliance with certain financial covenants, including a maximum total leverage ratio, a maximum senior leverage ratio and an interest coverage ratio. At December 30, 2003, the Company was in compliance with all covenants. The credit agreement also contains provisions that limit the Company’s capital expenditures.

      Subordinated Notes Issued in 2003 — During December 2003, as part of the IPO, Centerplate issued $105,245,000 in 13.50% Subordinated Notes. The notes mature on December 10, 2013 and are subject to extension by two successive five year terms at the Company’s option provided that certain financial conditions are met. Interest on the notes is payable on the twentieth day of each month. Such notes are unsecured, are subordinated to all the existing and any future senior indebtedness of the Company, and rank equally with all existing and future indebtedness of the Company. Furthermore, the debt is guaranteed by all of the subsidiaries of Centerplate, except for certain non-wholly owned U.S. subsidiaries and one non-U.S. subsidiary.

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

CENTERPLATE, INC. (FORMERLY VOLUME SERVICES AMERICA HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Aggregate annual maturities of long-term debt at December 30, 2003 are as follows (in thousands):

2004	$16,250
2005	—
2006	—
2007	—
2008	65,000
Thereafter	105,245

Total	$186,495

6.	Income Taxes

	2002	2003

	(In thousands)
Deferred tax liabilities:
Intangibles (goodwill, contract rights and trademarks)	$(5,853)	$(5,298)
Differences between book and tax basis of property	(858)	(1,569)
Other	(1,115)	(875)

	(7,826)	(7,742)

Deferred tax assets:
Bad debt reserves	158	108
Inventory reserves	91	60
Other reserves and accrued liabilities	4,441	3,963
General business and AMT credit carryforwards	3,020	5,167
Accrued compensation and vacation	1,205	2,314
Net operating loss carryforward	586	3,041

	9,501	14,653
Valuation allowance	(942)	—

	8,559	14,653
Net deferred tax asset	$733	$6,911

Net deferred tax asset is recognized as follows in the accompanying 2002 and 2003 consolidated balance sheets:
Current deferred tax asset	$2,764	$4,121
Noncurrent deferred tax asset (liability)	(2,031)	2,790

Net deferred tax asset	$733	$6,911

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company has accounted for its issuance of IDS units in December 2003 as representing shares of common stock and the 2003 Subordinated Notes (see Note 5), by allocating the proceeds for each IDS unit to the underlying stock or Subordinated Note based upon the relative fair values of each. Accordingly, the portion of the aggregate IDSs outstanding that represents Subordinated Notes has been accounted for by the Company as long-term debt bearing a stated interest rate of 13.5% maturing on December 10, 2013. During the year ended December 30, 2003, the Company has deducted interest expense of approximately $829,000 on the Subordinated Notes from taxable income for U.S. federal and state income tax purposes. There can be no assurances that the Internal Revenue Service or the courts will not seek to challenge the treatment of these notes as debt or the amount of interest expense deducted, although to date the Company has not been notified that the notes should be treated as equity rather than debt for U.S. federal and state income tax purposes. If the notes were reclassified as equity the cumulative interest expense associated with the notes of approxi-

CENTERPLATE, INC. (FORMERLY VOLUME SERVICES AMERICA HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

mately $829,000 would not be deductible from taxable income. The additional tax due to the federal and state authorities would be zero based on the Company’s estimate that it will generate a tax loss for the year ended December 30, 2003. The Company has not recorded a liability for the potential disallowance of this deduction.

7.	Equity Transactions

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

8.	Fair Value of Financial Instruments

      The estimated fair value of financial instruments and related underlying assumptions are as follows:

      Long-Term Debt — The Company estimates that the carrying value at December 31, 2002 approximates the fair value of the 1998 Term Loans and 1998 Revolving Credit Facility based upon the variable rate of interest and frequent repricing. The Company estimates the fair value of the 1999 Senior Subordinated Notes to be approximately $95,000,000 (book value $100,000,000) and $12,900,000 (book value $12,250,000) at December 31, 2002 and December 30, 2003, respectively, based on third-party quotations for the same or similar issues. In December 2003, in connection with the IPO and the refinancing of the 1998 Credit Agreement (see Note 5), the Company issued new subordinated notes in the amount of $105,245,000 bearing a fixed interest rate of 13.5% and new term loans in the amount of $65,000,000 bearing a fixed interest rate of 7.24%. The Company believes that the market value approximates the carrying cost at December 30, 2003 due to the nearness of the date of issue to the Company’s fiscal year end. The table presents principal cash flows and related average rates as of December 30, 2003:

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

CENTERPLATE, INC. (FORMERLY VOLUME SERVICES AMERICA HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Derivative Financial Instruments — The Company considers all relevant information, including data received from specialists and derivative financial instrument models to determine the fair value of derivative financial instruments.

      Current Assets and Current Liabilities — The Company estimates the carrying value of current assets and liabilities to approximate their fair value based upon the nature of the financial instruments and their relatively short duration.

9.	Commitments and Contingencies

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

10.	Related Party Transactions

      Management Fees — Certain administrative and management functions were provided to the Company by the Blackstone Group and GE Capital through monitoring agreements. The Company paid Blackstone Management Partners II L.P., an affiliate of Blackstone, a fee of $250,000 in fiscal years 2001 and 2002 and $236,000 in fiscal 2003. GE Capital was paid management fees of $167,000 in fiscal years 2001 and 2002 and $158,000 in fiscal 2003. Such amounts are included in selling, general and administrative expenses. These fees were ceased upon the closing of the IPO.

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

11.	Retirement Plan

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

12.	Contract Related Losses

      During fiscal years 2001 and 2002, several contracts which the Company intends to continue operating were identified as impaired, as the future undiscounted cash flows of each of these contracts was estimated to be insufficient to recover the related carrying value of the property and equipment and contract rights associated with each contract. As such, the carrying values of these contracts were written down to the Company’s estimate of fair value based on the present value of the discounted future cash flows. In fiscal 2001, the Company wrote down approximately $2.3 million of property and equipment and contract rights. In addition, the Company recorded an impairment charge of approximately $2.5 million for the write down of other assets. In fiscal 2002, the Company wrote down approximately $0.7 million in contract rights related to a certain contract. In fiscal 2003, the Company wrote down approximately $0.6 million of contract rights and other assets for certain contracts that have been terminated and approximately $0.2 million for the write-down of property and equipment for a contract which has been assigned to a third party.

13.	Other Income

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

14.	Executive Employment Agreements

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

implement a long-term equity incentive plan and therefore did not grant Mr. Honig these options, the Company amended the Agreement to provide that he would be paid the $1 million guaranteed option value to which he was originally entitled upon the closing of the IPO. Such amount was paid on December 10, 2003 in connection with the closing of the IPO.

15.	Quarterly Results of Operations (Unaudited)

      Quarterly operating results for the years ended December 31, 2002 and December 30, 2003 are as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

	(In thousands)
Year Ended December 31, 2002
Net sales	$87,840	$166,421	$195,100	$127,801	$577,162
Cost of sales	74,799	134,279	156,459	105,392	470,929

Gross profit	13,041	32,142	38,641	22,409	106,233
Selling, general, and administrative	11,633	14,951	16,015	12,658	55,257
Depreciation and amortization	5,593	6,679	6,734	7,179	26,185
Transaction related expenses	—	—	—	597	597
Contract related losses	—	699	—	—	699

Operating income (loss)	(4,185)	9,813	15,892	1,975	23,495
Interest expense, net	5,357	5,175	5,129	5,081	20,742
Other income, net	(1,384)	(34)	(28)	(110)	(1,556)

Income (loss) before income taxes	(8,158)	4,672	10,791	(2,996)	4,309
Income tax provision (benefit)	(1,288)	831	1,008	(738)	(187)

Net income (loss)	$(6,870)	$3,841	$9,783	$(2,258)	$4,496

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

	(In thousands)
Year Ended December 30, 2003
Net sales	$96,900	$172,733	$214,636	$131,788	$616,057
Cost of sales	81,655	140,664	173,378	108,289	503,986

Gross profit	15,245	32,069	41,258	23,499	112,071
Selling, general, and administrative	13,375	14,177	17,719	14,320	59,591
Depreciation and amortization	6,475	6,895	6,956	6,793	27,119
Transaction related expenses	—	—	—	2,577	2,577
Contract related losses	110	537	—	184	831

Operating income (loss)	(4,715)	10,460	16,583	(375)	21,953
Interest expense, net	5,071	5,124	4,833	17,735	32,763
Other income, net	(5)	(14)	(8)	(28)	(55)

Income (loss) before income taxes	(9,781)	5,350	11,758	(18,082)	(10,755)
Income tax provision (benefit)	(3,236)	2,474	1,084	(6,659)	(6,337)

Net income (loss)	$(6,545)	$2,876	$10,674	$(11,423)	$(4,418)

CENTERPLATE, INC. (FORMERLY VOLUME SERVICES AMERICA HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

16.	Non-Guarantor Subsidiaries Financial Statements

      The $105,245,000 in 13.5% Subordinated Notes are jointly and severally guaranteed by each of Centerplate’s direct and indirect wholly owned subsidiaries, except for certain non-wholly owned U.S. subsidiaries and one non-U.S. subsidiary. The redeemed $100,000,000 in 11 1/4 Senior Subordinated Notes were jointly guaranteed by Centerplate and all of the subsidiaries of Volume Services America, except for certain non-wholly owned U.S. subsidiary and one non-U.S. subsidiary. The following table sets forth the condensed consolidating financial statements of Centerplate as of and for the periods ended December 30, 2002 and December 31, 2003 (in the case of the balance sheet) and for the years ended January 1, 2002, December 31, 2002 and December 30, 2003 (in the case of the statement of operations and the cash flows). The Company has restated its consolidating financial statements to report the results of operations of Centerplate separately from the results of operations of the subsidiaries that guarantee the subordinated notes included in its IDSs (“the combined guarantor subsidiaries”).

Consolidating Condensed Statement of Operations and Comprehensive Loss, Year Ended January 1, 2002

		Combined	Combined
		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net sales	$—	$518,714	$24,399	$—	$543,113
Cost of sales	—	424,623	21,973	—	446,596
Selling, general, and administrative	—	46,503	1,605	—	48,108
Depreciation and amortization	—	23,678	814	—	24,492
Transaction related expenses	—	—	—	—	—
Contract related losses	—	4,762	—	—	4,762

Operating income	—	19,148	7	—	19,155
Interest expense	—	23,429	—	—	23,429
Other income, net	—	(213)	(29)	—	(242)

Income (loss) before income taxes	—	(4,068)	36	—	(4,032)
Income tax benefit	—	(432)	—	—	(432)
Loss in earnings of subsidiaries	(3,600)	—	—	3,600	—

Net income (loss)	(3,600)	(3,636)	36	3,600	(3,600)
Other comprehensive loss foreign currency	—	—	(209)	—	(209)

Comprehensive loss	$(3,600)	$(3,636)	$(173)	$3,600	$(3,809)

CENTERPLATE, INC. (FORMERLY VOLUME SERVICES AMERICA HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Statement of Cash Flows, Year Ended January 1, 2002

		Combined	Combined
		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Consolidated

	(In thousands)
Cash flows from operating activities	$—	$24,874	$(135)	$24,739

Cash flows from investing activities:
Purchase of property and equipment	—	(7,785)	(267)	(8,052)
Proceeds from sale of property, plant and equipment	—	139	—	139
Purchase of contract rights	—	(21,367)	—	(21,367)

Net cash used in investing activities	—	(29,013)	(267)	(29,280)

Cash flows from financing activities:
Net borrowings — revolving loans	—	6,750	—	6,750
Principal payments on long-term debt	—	(1,150)	—	(1,150)
Principal payments on capital lease obligations	—	(149)	—	(149)
Decrease in bank overdrafts	—	(454)	—	(454)
Increase in loans to related parties	—	(40)	—	(40)

Net cash provided by financing activities	—	4,957	—	4,957

Increase (decrease) in cash	—	818	(402)	416
Cash and cash equivalents:
Beginning of year	—	14,158	568	14,726

End of year	$—	$14,976	$166	$15,142

CENTERPLATE, INC. (FORMERLY VOLUME SERVICES AMERICA HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Balance Sheet, December 31, 2002

		Combined	Combined
		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$10,150	$224	$—		$10,374
Accounts receivable	—	15,309	1,179	—		16,488
Other current assets	—	24,948	1,147	(7,295)		18,800

Total current assets		50,407	2,550	(7,295)		45,662
Property and equipment	—	52,951	3,108	—		56,059
Contract rights, net	—	101,017	685	—		101,702
Cost in excess of net assets acquired, net	—	46,457	—	—		46,457
Investment in subsidiaries	(5,268)	—	—	5,268
Other assets	—	30,290	22	—		30,312

Total assets	$(5,268)	$281,122	$6,365	$(2,027)		$280,192

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Intercompany liabilities	$—	$	$7,295	$(7,295)	$
Other current liabilities	—	55,047	1,431	—		56,478

Total current liabilities	—	55,047	8,726	(7,295)		56,478
Long-term debt	—	224,250	—	—		224,250
Other liabilities	—	4,732	—	—		4,732

Total liabilities	—	284,029	8,726	(7,295)		285,460

Stockholders’ deficiency:
Common stock	215	215	—	(215)		215
Additional paid-in capital	67,202	67,202	—	(67,202)		67,202
Accumulated deficit	(21,566)	(19,649)	(1,917)	21,566		(21,566)
Treasury stock and other	(51,119)	(50,675)	(444)	51,119		(51,119)

Total stockholders’ deficiency	(5,268)	(2,907)	(2,361)	5,268		(5,268)

Total liabilities and stockholders’ deficiency	$(5,268)	$281,122	$6,365	$(2,027)		$280,192

CENTERPLATE, INC. (FORMERLY VOLUME SERVICES AMERICA HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Statement of Operations and Comprehensive Income, Year Ended December 31, 2002

		Combined	Combined
		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net sales	$—	$547,188	$29,974	$—	$577,162
Cost of sales	—	444,767	26,162	—	470,929
Selling, general, and administrative	—	52,369	2,888	—	55,257
Depreciation and amortization	—	25,209	976	—	26,185
Transaction related expenses	—	597	—	—	597
Contract related losses	—	699	—	—	699

Operating income (loss)	—	23,547	(52)	—	23,495
Interest expense	—	20,727	15	—	20,742
Other income, net	—	(1,553)	(3)	—	(1,556)

Income (loss) before income taxes	—	4,373	(64)	—	4,309
Income tax benefit	—	(148)	(39)	—	(187)
Equity in earnings of subsidiaries	4,496	—	—	(4,496)	—

Net income (loss)	4,496	4,521	(25)	(4,496)	4,496
Other comprehensive income foreign currency	—	—	27	—	27

Comprehensive income	$4,496	$4,521	$2	$(4,496)	$4,523

CENTERPLATE, INC. (FORMERLY VOLUME SERVICES AMERICA HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Statement of Cash Flows, Year Ended December 31, 2002

		Combined	Combined
		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Consolidated

	(In thousands)
Cash flows from operating activities	$—	$37,906	$667	$38,573

Cash flows from investing activities:
Purchase of property and equipment	—	(9,292)	(609)	(9,901)
Proceeds from sale of property, plant and equipment	—	2,515	—	2,515
Purchase of contract rights	—	(37,660)	—	(37,660)

Net cash used in investing activities	—	(44,437)	(609)	(45,046)

Cash flows from financing activities:
Net borrowings — revolving loans	—	2,250	—	2,250
Principal payments on long-term debt	—	(1,150)	—	(1,150)
Principal payments on capital lease obligations	—	(267)	—	(267)
Increase in bank overdrafts	—	968	—	968
Increase in loans to related parties	—	(96)	—	(96)

Net cash provided by financing activities	—	1,705	—	1,705

Increase (decrease) in cash	—	(4,826)	58	(4,768)
Cash and cash equivalents:
Beginning of year	—	14,976	166	15,142

End of year	$—	$10,150	$224	$10,374

CENTERPLATE, INC. (FORMERLY VOLUME SERVICES AMERICA HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Balance Sheet, December 30, 2003

		Combined	Combined
		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$192	$22,504	$233	$—	$22,929
Restricted cash	—	13,628	—	—	13,628
Accounts receivable	—	15,619	2,118	—	17,737
Other current assets	—	20,722	1,586	—	22,308

Total current assets	192	72,473	3,937	—	76,602
Property and equipment	—	49,240	3,511	—	52,751
Contract rights, net	362	100,209	941	—	101,512
Cost in excess of net assets acquired, net	6,974	39,483	—	—	46,457
Intercompany receivable (payable)	172,222	(164,951)	(7,271)	—	—
Investment in subsidiaries	(10,523)	—	—	10,523	—
Other assets	11,322	33,617	12	—	44,951

Total assets	$180,549	$130,071	$1,130	$10,523	$322,273

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities	$5,388	$72,454	$1,580	$—	$79,422
Long-term debt	105,245	65,000	—	—	170,245
Other liabilities	2,254	2,690	—	—	4,944

Total liabilities	112,887	140,144	1,580	—	254,611

Common stock with conversion option, par value $0.01 exchangeable for subordinated debt, net of discount	14,035	—	—	—	14,035
Stockholders’ equity (deficiency):
Common stock	400	—	—	—	400
Additional paid-in capital	218,598	—	—	—	218,598
Accumulated deficit	(44,655)	(10,073)	(674)	10,747	(44,655)
Treasury stock and other	(120,716)	—	224	(224)	(120,716)

Total stockholders’ equity (deficiency)	53,627	(10,073)	(450)	10,523	53,627

Total liabilities and stockholders’ equity (deficiency)	$180,549	$130,071	$1,130	$10,523	$322,273

CENTERPLATE, INC. (FORMERLY VOLUME SERVICES AMERICA HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Statement of Operations and Comprehensive Income (Loss), Year Ended December 30, 2003

		Combined	Combined
		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net sales	$—	$579,329	$36,728	—	$616,057
Cost of sales	—	472,706	31,280	—	503,986
Selling, general, and administrative	57	55,653	3,881	—	59,591
Depreciation and amortization	116	26,192	811	—	27,119
Transaction related expenses	—	2,577	—	—	2,577
Contract related losses	—	647	184	—	831

Operating income (loss)	(173)	21,554	572	—	21,953
Interest expense	42	32,721	—	—	32,763
Other income, net	(4)	(43)	(8)	—	(55)

Income (loss) before income taxes	(211)	(11,124)	580	—	(10,755)
Income tax provision (benefit)	586	(6,927)	4	—	(6,337)
Equity in earnings of subsidiaries	(3,621)	—	—	3,621	—

Net income (loss)	(4,418)	(4,197)	576	3,621	(4,418)
Other comprehensive income foreign currency	—	—	668	—	668

Comprehensive income (loss)	$(4,418)	$(4,197)	$1,244	$3,621	$(3,750)

CENTERPLATE, INC. (FORMERLY VOLUME SERVICES AMERICA HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Statement of Cash Flows, Year Ended December 30, 2003

		Combined	Combined
		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Consolidated

	(In thousands)
Cash flows from operating activities	$852	$24,877	$1,430	$27,159

Cash flows from investing activities:
Purchase of property and equipment	—	(6,507)	(1,397)	(7,904)
Proceeds from sale of property, plant and equipment	—	585	—	585
Purchase of contract rights	—	(16,029)	—	(16,029)

Net cash used in investing activities	—	(21,951)	(1,397)	(23,348)

Cash flows from financing activities:
Net repayments — revolving loans	—	(11,000)	—	(11,000)
Principal payments on long-term debt	—	(110,400)	—	(110,400)
Proceeds from issuance of long-term debt	—	65,000	—	65,000
Proceeds from issuance of stock, net	151,517	—	—	151,517
Proceeds from issuance of subordinated notes	105,245	—	—	105,245
Payment of existing subordinated notes	—	(87,750)	—	(87,750)
Repurchase of common stock	(71,440)	—	—	(71,440)
Proceeds from loans to related parties	1,241	—	—	1,241
Payment of debt issuance costs	(11,417)	(1,420)	—	(12,837)
Restricted cash	—	(22,048)	—	(22,048)
Increase in bank overdrafts	—	1,282	—	1,282
Loans to related parties	(66)	—	—	(66)
Change in intercompany, net	(175,928)	175,952	(24)	—

Net cash provided by financing activities	(848)	9,616	(24)	8,744

Increase (decrease) in cash	4	12,542	9	12,555
Cash and cash equivalents:
Beginning of year	188	9,962	224	10,374

End of year	$192	$22,504	$233	$22,929

Item 9A.	Internal Control over Financial Reporting

      Evaluation of disclosure controls and procedures. As a result of clarifications in the accounting for IDSs, we have determined that the portion of the stock owned by the Initial Equity Investors exchangeable for subordinated notes should be treated as mezzanine equity and that the option to effect such an exchange represents a derivative that should be recorded at fair value on our balance sheet. We have determined that we must also reflect two classes of stock on our financial statements as a result of the Initial Equity Investors’ option to effect such an exchange and make other related changes. These changes in accounting treatment and certain related matters are reflected in this Amendment No. 1 to Annual Report on Form 10-K/A.

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

      Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2003 covered by this Amendment No. 1 to Annual Report on Form 10-K/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However this amendment does reflect the recent resolution of the issues surrounding the accounting for IDSs as described above.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as a part of this report:

      1. Financial Statements: See Index to Consolidated Financial Statements under Item 8 on Page F-1 of this report.

      2. Financial Statement Schedules: None.

      3. Exhibits

      The following exhibits are filed herewith.

Exhibit
Number	Exhibit Title

31.1	Certification of Principal Executive Officer of Centerplate, Inc., pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer of Centerplate, Inc., pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer of Centerplate, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer of Centerplate, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on December      , 2004.

CENTERPLATE, INC.
(FORMERLY VOLUME SERVICES AMERICA HOLDINGS, INC.)

By: /s/ LAWRENCE E. HONIG

Name: Lawrence E. Honig

Title:	Chief Executive Officer and Chairman of the Board of Directors

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ LAWRENCE E. HONIG Lawrence E. Honig	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	December , 2004

/s/ KENNETH R. FRICK Kenneth R. Frick	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	December , 2004

/s/ FELIX P. CHEE Felix P. Chee	Director	December , 2004

/s/ SUE LING GIN Sue Ling Gin	Director	December , 2004

/s/ ALFRED POE Alfred Poe	Director	December , 2004

/s/ PETER WALLACE Peter Wallace	Director	December , 2004

/s/ DAVID M. WILLIAMS David M. Williams	Director	December , 2004

/s/ GLENN ZANDER Glenn Zander	Director	December , 2004