Form 10-K
period 2004-12-28
Centerplate, Inc.
filed 2005-03-11
CIK 1086774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
Commission file number 001-31904
CENTERPLATE, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3870167
(State of incorporation)	(I.R.S. Employer Identification No.)
201 East Broad Street	(864)598-8600
Spartanburg, South Carolina 29306	(Registrant’s telephone number, including area code)
(Address of principal executive offices, including zip code)
http://www.centerplate.com
(Registrant’s URL)
Securities of Centerplate, Inc. registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of Each Exchange on Which Registered

Income Deposit Securities (representing shares of common stock and subordinated notes)	American Stock Exchange Toronto Stock Exchange
      Securities of Centerplate, Inc. registered pursuant to Section 12(g) of the Act: None
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes ☑          No ☐
      The aggregate market value of the Income Deposit Securities (IDSs) held by non-affiliates of Centerplate, Inc. as of June 29, 2004 was approximately $202,332,000. For purposes of this disclosure, IDSs held by persons who hold more than 5% of the outstanding IDSs and IDSs held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates.
      The number of shares of common stock of Centerplate, Inc. outstanding as of March 7, 2005 was 22,524,992.
DOCUMENTS INCORPORATED BY REFERENCE
None

CENTERPLATE, INC.
FISCAL YEAR 2004
FORM 10-K
ANNUAL REPORT

PART I
Introductory Note
      Throughout this Annual Report on Form 10-K, we refer to Centerplate, Inc., a Delaware corporation formerly known as Volume Services America Holdings, Inc., as “Centerplate,” and, together with its consolidated operations, as “we,” “our” and “us,” unless otherwise indicated. Any reference to “VSA” refers to our wholly owned subsidiary, Volume Services America, Inc., a Delaware corporation, and its consolidated operations, unless otherwise indicated. Centerplate is a holding company and has no direct operations. In addition to VSA, Centerplate’s subsidiaries also include Volume Services, Inc. (“VS”) and Service America Corporation (“Service America”), each a Delaware corporation.
      When discussing the number of facilities we serve, we have counted all facilities held by a single client as one facility, even though we sometimes service more than one building or location for a particular client. For instance, under our client relationship with the New York Racing Association, which is included as one facility, we service buildings at three different locations: the Aqueduct Racetrack, Belmont Park Racetrack and Saratoga Race Course.

Item 1.	Business
Overview
      We are a leading provider of food and beverage concessions, catering and merchandise services in sports facilities, convention centers and other entertainment facilities. We operate throughout the United States and in Canada. Based on the number of facilities served, we are one of the largest providers of food and beverage services to a variety of recreational facilities in the United States and are:

•	One of the two largest providers to National Football League (“NFL”) facilities (10 teams);

•	The third largest provider to Major League Baseball (“MLB”) facilities (6 teams);

•	The largest provider to minor league baseball and spring training facilities (25 teams); and

•	One of the largest providers to major convention centers, which we define as those with greater than approximately 300,000 square feet of exhibition space (10 centers).
      We have a large, diversified client base, serving 133 facilities as of December  28, 2004, and the average length of these client relationships is over 15 years. Our contracts are typically long-term and exclusive.
      We have provided our services to several of the highest profile sporting and other events, including:

•	24 World Series games;

•	Nine U.S. Presidential Inaugural Balls (including six inaugural balls held in 2005);

•	10 Super Bowls (including Super Bowl XXXIX held in 2005);

•	Eight NCAA Final Four Men’s Basketball Tournaments; and

•	14 World Cup Soccer games.
History
      We, including our subsidiaries and their predecessors, have been in operation for over 35 years. Centerplate was organized as a Delaware corporation on November 21, 1995 under the name VSI Acquisition II Corporation. In August 1998, through our wholly owned subsidiary, VSA, the parent company of VS, then one of the leading suppliers of food and beverage services to sports facilities in the United States, we acquired Service America, then one of the leading suppliers of food and beverage services to convention centers in the United States. This acquisition allowed us to enter the convention center market with a significant presence in major convention centers and resulted in our having a substantially more diversified client base and revenue stream. As a result of this acquisition, in October 1998 we changed our corporate name to Volume Services America Holdings, Inc. In October 2004, we changed our corporate name to our current name, Centerplate, Inc.

Clients and Services

Overview
      We provide a number of services to our clients. Our principal services include food and beverage concession and catering services in sports and other entertainment facilities; small- to large-scale banquet catering and food court operations in convention centers; and in-facility restaurants and catering across the range of facilities that we serve. In operating food courts in our facilities, we typically provide concession services from several different locations that sell a variety of specialty foods and beverages, including nationally-branded, franchised food and beverage products. We also provide merchandise and program sales services in many of the sports facilities we serve. We are responsible for all personnel, inventory control, purchasing and food preparation where we provide these services.
      In addition, we provide full facility management services, which can include a variety of services such as event planning and marketing, maintenance, ticket distribution, program printing, advertising and licensing rights for the facility, its suites and premium seats. Currently, we provide facility management services in three facilities.
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
      We typically provide services in our clients’ facilities pursuant to long-term contracts that grant us the exclusive right to provide certain food and beverage products and services and, under some contracts, merchandise products and other services within the facility. As of December 28, 2004, our contracts had an overall average, weighted by net sales generated by each contract, of approximately 5.1 years left to run before their scheduled expiration, representing approximately 6.2, 3.3 and 3.0 years for sports facilities, convention centers and other entertainment facilities, respectively. The overall average, weighted by the number of contracts, and not by net sales, was approximately 3.8 years left to run before scheduled expiration, representing approximately 4.9, 2.6 and 2.4 years for sports facilities, convention centers and other entertainment facilities, respectively.
      We typically renegotiate existing contracts prior to their expiration. From 2000 through 2004, contracts came up for renewal that generated, on average, approximately 17.1% of our net sales for each year. During this period, we retained contracts up for renewal that generated, on average, approximately 89.5% of our net sales for each year, which together with the contracts that did not come up for renewal resulted in our retaining contracts that generated, on average, approximately 98.2% of our net sales for each year. As of December  28, 2004, we had been providing services to our clients’ facilities for an average of approximately 15.8 years. Four of our major accounts — Yankee Stadium in New York City, home of the Yankees, Qualcomm Stadium in San Diego, home of the Chargers, Arrowhead Stadium in Kansas City, home of the Chiefs, and Kaufmann Stadium in Kansas City, home of the Royals — have been our accounts for more than 30 years.

      The following chart shows the number of our contracts scheduled to expire in the three years beginning in 2005 which have not been renewed as of December  28, 2004, by year and by primary facility category, and the percentage of fiscal 2004 net sales attributable to the contracts expiring in each year.

	2005	2006	2007

Facility Category
Sports facilities	8	12	6
Convention centers	10	5	7
Other entertainment facilities	14	3	1

Total number of contracts	32	20	14
Percentage of fiscal 2004 net sales	13.8%	22.4%	15.3%

Concentration
      For fiscal 2004, our largest client, Yankee Stadium in New York City, accounted for approximately 10.5% of our net sales; our three largest clients together accounted for approximately 21.6% of our net sales; our 10 largest clients together accounted for approximately 42.5% of our net sales; and our 20 largest clients together accounted for approximately 60.7% of our net sales. We have no operations or assets in any foreign country other than Canada. During fiscal 2004, our Canadian net sales and Canadian long-lived assets accounted for approximately 3% and 1%, respectively, of our total net sales and long-lived assets.

Sports Facilities
      As of December 28, 2004, we have contracts to provide services, including food and beverage concessions and, in some cases, the selling of merchandise, in 69 sports facilities, including stadiums and arenas throughout the United States and in Canada. These facilities host sports teams and civic events and provide other forms of entertainment, such as concerts, ice shows and circuses. These facilities may also host conventions, trade shows and meetings. The stadiums and arenas in which we provide our services seat from approximately 7,500 to 100,000 persons and typically host sporting events such as NFL and college football games, MLB or minor league baseball games, NBA and college basketball games, NHL and minor league hockey games, concerts, ice shows and circuses. For fiscal 2004, sports facility contracts accounted for approximately 65.1% of our net sales.
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

      The following chart lists all our major league sports facility tenants as of December 28, 2004:

Seating
Capacity
Facility Name	Location	Sports Team Tenant	(Sport)

ALLTEL Stadium	Jacksonville, FL	Jacksonville Jaguars	73,000(NFL)
Arrowhead Stadium	Kansas City, MO	Kansas City Chiefs	79,000(NFL)
FedEx Field	Landover, MD	Washington Redskins	92,000(NFL)
HHH Metrodome	Minneapolis, MN	Minnesota Vikings	64,000(NFL)
		Minnesota Twins	44,000(MLB)
INVESCO Field at Mile High Stadium	Denver, CO	Denver Broncos	76,000(NFL)
Kaufmann Stadium	Kansas City, MO	Kansas City Royals	40,600(MLB)
Louisiana Superdome	New Orleans, LA	New Orleans Saints	70,054(NFL)
Monster Park	San Francisco, CA	San Francisco 49ers	68,000(NFL)
New Orleans Arena	New Orleans, LA	New Orleans Hornets	18,500(NBA)
Palace of Auburn Hills	Auburn Hills, MI	Detroit Pistons	21,000(NBA)
Qualcomm Stadium	San Diego, CA	San Diego Chargers	71,400(NFL)
RCA Dome	Indianapolis, IN	Indianapolis Colts	60,000(NFL)
SBC Park	San Francisco, CA	San Francisco Giants	42,000(MLB)
Safeco Field	Seattle, WA	Seattle Mariners	47,145(MLB)
The Coliseum	Nashville, TN	Tennessee Titans	68,500(NFL)
Tropicana Field	St. Petersburg, FL	Tampa Bay Devil Rays	48,500(MLB)
Xcel Energy Center	St. Paul, MN	Minnesota Wild	18,064(NHL)
Yankee Stadium	New York, NY	New York Yankees	55,000(MLB)

Convention Centers
      As of December 28, 2004, we have contracts to provide services in 34 convention centers, including 10 major convention centers such as the Washington, D.C. Convention Center, the San Diego Convention Center, the Jacob K. Javits Convention Center in New York City and the National Trade Centre in Toronto. Services we provide at convention centers typically include catering, operating food courts, assisting in planning events and assisting in marketing the clients’ facilities. For fiscal 2004, convention center contracts accounted for approximately 25.6% of our net sales.
      Catering services consist primarily of providing large-scale banquet services for functions held in the convention centers’ ballrooms and banquet halls. We are equipped to tailor our services for small groups to groups of several thousand persons in each facility. To cater meals in certain facilities for larger groups, we may draw, as needed, on the services of chefs, event managers and other Centerplate employees throughout the region in which the facility is located. In operating food courts in convention centers, we typically provide concession services from several different locations that sell a variety of specialty foods and beverages, including nationally-branded, franchised food and beverage products.
      Our contracts with convention centers are generally for a shorter term than our contracts for sports facilities. We typically receive a more favorable commission structure at facilities where we have made larger capital investments.

      The following chart lists alphabetically our largest contracts within the convention center category based on fiscal 2004 net sales:

		Size
		(Approx.
Facility Name	Location	Sq. Ft.)(1)

Dallas Convention Center	Dallas, TX	1,019,142
Indiana Convention Center	Indianapolis, IN	477,873
Jacob K. Javits Center	New York, NY	814,400
Kentucky Fair & Expo Center	Louisville, KY	1,068,050
Sacramento Civic Center	Sacramento, CA	158,288
San Diego Convention Center	San Diego, CA	616,363
Vancouver Convention & Exhibition Centre	Vancouver, BC	108,000
Washington Convention Center	Washington, DC	725,000

(1)	Source: Tradeshow Week’s Major Exhibit Hall Directory 2004.

Other Entertainment Facilities
      As of December 28, 2004, we have contracts to provide a wide range of services in 30 other entertainment facilities located throughout the United States. Such facilities include horse racing tracks, music amphitheaters, motor speedways, skiing facilities and a zoo.
      Our services vary widely among other entertainment facilities. We primarily provide concession services at our zoo and music amphitheaters, high-end concession services at music amphitheaters, and in-facility restaurants and food courts, and we provide catering services at horse racing tracks. For fiscal 2004, contracts to serve these other entertainment facilities accounted for approximately 9.2% of our net sales.
      The duration, level of capital investment required and commission or management fee structure of the contracts for these other entertainment facilities vary from facility to facility. We typically receive a more favorable commission structure at facilities where we have made larger capital investments.
      The following chart lists alphabetically our largest contracts within the other entertainment facilities category based on fiscal 2004 net sales:

Facility Name	Location	Venue Type

Dover Downs	IL, TN	Speedway
DTE Energy Music Theatre	Auburn Hills, MI	Amphitheater
Los Angeles Zoo	Los Angeles, CA	Zoo
National Hot Rod Association	FL, GA, IN, OH	Speedways
New York Racing Association (Belmont Park and Aqueduct Racetracks and Saratoga Race Course)	NY	Horse Racetracks
Client Contracts
      We enter into one of three types of contracts with our clients: profit and loss contracts, profit sharing contracts and management fee contracts.
      Although each of our contracts falls into one of these three categories, any particular contract may contain elements of any of the other types as well as other features unique to each contract. We draw on our substantial operational and financial experience in attempting to structure contracts to include a mix of up-front fees, required capital investment and ongoing commissions to our customers.

Profit and Loss Contracts
      Under profit and loss contracts, we receive all of the net sales and bear all of the expenses from the provision of services at a facility. These expenses include commissions paid to the client, which are typically calculated as a fixed or variable percentage of various categories of sales. While we benefit from greater upside potential with profit and loss contracts, because we are entitled to retain all profits from the provision of our services at a facility after paying expenses, including commissions to the client, we are responsible for all associated costs, and therefore we are also responsible for any losses incurred. We consequently bear greater risk with a profit and loss contract than with a profit sharing or management fee contract. In order to achieve our anticipated level of profitability on a profit and loss contract, we must carefully control our operating expenses and obtain price increases commensurate with our cost increases. As of December 28, 2004, we served 102 facilities under profit and loss contracts, which accounted for approximately 72.7% of our net sales.
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

Profit Sharing Contracts
      Profit sharing contracts are generally profit and loss contracts with the feature that the commission paid to the client is in whole or in part a specified percentage of the profits generated by our concessions operation in the relevant facility. In calculating profit for those purposes, expenses include commissions payable to the client that are not based on profits. These commissions are typically calculated as a fixed or variable percentage of various categories of sales. In addition, under certain profit sharing contracts, we receive a fixed fee prior to the determination of profits under the contract. As of December 28, 2004, we served 28 facilities under profit sharing contracts, which accounted for approximately 26.2% of our net sales.

Management Fee Contracts
      Under our management fee contracts, we receive a management fee, calculated as a fixed dollar amount, or a fixed or variable percentage of various categories of sales, or some combination of both. In addition, our management fee contracts entitle us to receive incentive fees based upon our performance under the contract as measured by factors such as net sales or operating costs. We are reimbursed for all of our on-site expenses under these contracts. The benefit of this type of contract is that we do not bear the risks associated with the provision of our services in the facility. However, as a result of this reduced risk, we also have reduced upside potential, because we are entitled to receive only a management fee, and any incentive fees provided for in the contract, and we do not share in any profits. As of December 28, 2004, we served three facilities under management fee contracts, which accounted for approximately 1.1% of our net sales.

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

Sales and Marketing
      Our chief executive officer determines the direction of our sales and marketing efforts, aided by a senior vice president — sales who oversees the implementation of these efforts with the assistance of a vice president and a director of sales.
      Our primary sales goals are to service renewals of existing contracts and add new contracts. To this end, we utilize an internal tracking system, trade publications and other industry sources, and consult with our on-site general managers to identify information about both new and expiring contracts in the recreational food service industry.
      As a result of many years of experience in the recreational food service industry, we have developed relationships with a wide variety of participants in the industry, including the general managers of public and private facilities, league and team owners, event sponsors and a network of consultants whom facility owners often hire to formulate bid specifications.
      Members of our management team maintain memberships in various industry trade associations. Substantially all of our potential clients in publicly controlled facilities are members of these trade groups.
Competition

Competitors
      The recreational food service industry is highly fragmented and competitive, with several national and international food service providers as well as a large number of smaller independent businesses serving discrete local and regional markets and competing in distinct areas.
      Our principal competitors for food and beverage contracts are other national and international food service providers, including ARAMARK Corporation, Levy Restaurants, Restaurant Associates, Delaware North Corporation (which operates in our industry under the trade name “Sportservice”), Compass Group plc (which partially owns Levy Restaurants and Restaurant Associates), Boston Culinary Group (which also operates under the trade name “Distinctive Gourmet”) and Sodexho USA. We also face competition from regional and local service contractors, some of which are better established within a specific geographic region and some of which are partially or wholly owned subsidiaries of our larger, major competitors. Existing or potential clients may also elect to “self operate” their food services, eliminating the opportunity for us to compete for the account.
      We compete primarily to provide concession, catering and other related services at recreational facilities. Our competitors often operate more narrowly, for example, in catering only, or more broadly, e.g., in food services in other kinds of facilities and in other services altogether.
      We compete for facility management contracts with Spectacor Management Group (which is a joint venture between ARAMARK Corporation and Hyatt Hotels Inc.) and Global Spectrum (whose majority owner is Comcast Corporation) which together manage many large privately-managed facilities. Most other facilities are managed internally, by the facility owner, by the owner of a team which plays in the facility or by local service providers.

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
Employees
      As of December 28, 2004, we had approximately 1,500 full-time employees. Of these, approximately 700 provide on-site administrative support and supervision in the facilities we serve, approximately 700 provide a variety of services (for example, food preparation, warehousing and merchandise sales) in those facilities, and approximately 100 provide management and staff support at the corporate and regional levels. During fiscal 2004, we had approximately 27,000 employees who were part-time or hired on an event-by-event basis. The number of part-time employees at any point in time varies significantly because of the seasonal nature of our business.
      As of December 28, 2004, approximately 37% of our employees, including full and part-time employees, were covered by collective bargaining agreements with several different unions. We have not experienced any significant interruptions or curtailments of operations due to disputes with our employees, and we consider our labor relations to be good. We have hired, and expect to continue to hire, a large number of qualified, temporary workers at particular events.

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
Regulatory Matters
      Our operations are subject to various governmental regulations, such as those governing the service of food and alcoholic beverages, minimum wage regulations, employment, environmental protection and human health and safety.
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

      Claims for environmental liabilities arising out of property contamination have been asserted against us and our predecessors from time to time, and in some cases such claims have been associated with businesses, including waste-disposal and waste-management businesses, related to entities we acquired and have been based on conduct that occurred prior to our acquisition of those entities. Several such claims were resolved during the 1990s in bankruptcy proceedings involving some of our predecessors. More recently, as described below under “Item 3. Legal Proceedings,” private corporations asserted a claim under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) against one of our subsidiaries for contribution to address past and future remediation costs at a site in Illinois. A settlement of this claim awaits court approval as described below. Additional environmental liabilities relating to any of our former operations or any entities we have acquired could be identified and give rise to claims against us involving significant losses.
Intellectual Property
      We have the trademarks, trade names and licenses necessary for the operation of our business as we currently conduct it. We do not consider our trademarks, trade names or licenses to be material to the operation of our business.
Available Information
      Our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, and all amendments to those reports, are available free of charge on our website at www.centerplate.com as soon as reasonably practicable after we file such reports with the SEC.

Item 2.	Properties
Properties
      We lease our corporate headquarters of approximately 20,000 square feet in Spartanburg, South Carolina and approximately 4,000 square feet in Stamford, Connecticut.
      As of December 28, 2004, we served 133 facilities, all of which are owned or leased by our clients. The contracts with our clients generally permit us to use certain areas within the facility to perform our administrative functions and fulfill our warehousing needs, as well as to provide food and beverage services and, in some cases, the selling of merchandise.

Item 3.	Legal Proceedings
Litigation
      We are from time to time involved in various legal proceedings incidental to the conduct of our business. As previously reported, two private corporations, Pharmacia Corp. (“Pharmacia”) and Solutia Inc. (“Solutia”), asserted a claim in the United States District Court for the Southern District of Illinois (the “Court”) under CERCLA against Service America, and other parties for contribution to address past and future remediation costs at a site in Illinois. The site allegedly was used by, among others, a waste disposal business related to a predecessor for which Service America allegedly is responsible. In addition, the United States Environmental Protection Agency, asserting authority under CERCLA, recently issued a unilateral administrative order concerning the same Illinois site naming approximately 75 entities as respondents, including the plaintiffs in the CERCLA lawsuit against Service America and the waste disposal business for which the plaintiffs allege Service America is responsible.
      In December 2004, Service America entered into a Settlement Agreement with Pharmacia and Solutia which settles and resolves all of Service America’s alleged liability regarding the Illinois site. On January 31, 2005, Service America, Pharmacia and Solutia filed a Joint Motion with the Court seeking approval of the Settlement Agreement, dismissing Service America from the case and granting Service America contribution protection to prevent any entity from asserting a contribution claim against Service America with respect to the Illinois site. No objection to the Joint Motion has been filed and Service America anticipates the Joint Motion will be approved shortly.

      As previously reported in our 2003 Annual Report on Form 10-K, in May 2003 a purported class action entitled Holden v. Volume Services America, Inc. et al. was filed against us in the Superior Court of California for the County of Orange by a former employee at one of the California stadiums we serve alleging violations of local overtime wage, rest and meal period and related laws with respect to this employee and others purportedly similarly situated at any and all of the facilities we serve in California. We had removed the case to the United States District Court for the Central District of California, but in November 2003 the court remanded the case back to the California Superior Court. The purported class action seeks compensatory, special and punitive damages in unspecified amounts, penalties under the applicable local laws and injunctions against the alleged illegal acts. The parties have agreed to non-binding mediation in the first half of 2005. We believe that our business practices are, and were during the period alleged, in compliance with the law. We intend to vigorously defend this case. However, due to the slow progression of this case, we cannot predict its outcome and, if an ultimate ruling is made against us, whether such ruling would have a material effect on us.
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
      In addition to the matters described above, there are various claims and pending legal actions against or directly involving Centerplate that are incidental to the conduct of our business. It is the opinion of management, after considering a number of factors, including but not limited to the current status of any pending proceeding (including any settlement discussions), the views of retained counsel, the nature of the litigation, prior experience and the amounts that have accrued for known contingencies, that the ultimate disposition of any of these pending proceedings or contingencies will not have a material adverse effect on our financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders
      A special meeting of our security holders was held on October 13, 2004 for the following purposes:

•	To approve amendments to our Restated Certificate of Incorporation and Amended and Restated Bylaws to eliminate the classification of our Board of Directors;

•	To approve amendments to our Restated Certificate of Incorporation and Amended and Restated Bylaws to permit vacancies on our Board of Directors to be filled by either the remaining board members or security holders;

•	To elect three directors to fill vacancies on our Board of Directors;

•	To approve an amendment to our Restated Certificate of Incorporation to change our name to “Centerplate, Inc.”; and

•	To approve our Long-Term Performance Plan, to replace our then current incentive plan.
      All of the proposals were approved by our security holders at the special meeting, and the three nominees proposed by management for election as directors were elected to serve for a term that will expire at our 2005 annual meeting of security holders. The results of the votes for each of these proposals were as follows:

1. Proposal 1 — Approving amendments to our Restated Certificate of Incorporation and Amended and Restated By-Laws to elimination the classification of our Board of Directors:

For:	20,386,814
Against:	76,049
Abstain:	28,489
Broker Non-Vote:	0

2. Proposal 2 — Approving amended to our Restated Certificate of Incorporation and Amended and Restated By-Laws to permit vacancies on our Board of Directors to be filled by either the remaining board members or security holders:

For:	19,778,635
Against:	989,885
Abstain:	22,832
Broker Non-Vote:	0

3. Proposal 3 — Electing three directors to fill vacancies on our Board of Directors:

	For:	Withheld:

Sue Ling Gin	20,419,999	71,353
Alfred Poe	20,419,749	71,603
Glenn R. Zander	20,327,449	163,903

4. Proposal 4 — Approving an amendment to our Restated Certificate of Incorporation to change our name to “Centerplate, Inc.”:

For:	20,447,027
Against:	21,174
Abstain:	23,151
Broker Non-Vote:	0

5. Proposal 5 — Approving Our Long-Term Performance Plan to replace our current incentive plan:

For:	13,721,533
Against:	896,974
Abstain:	248,789
Broker Non-Vote:	5,624,056
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our Income Deposit Securities (“IDSs”) are traded on the American Stock Exchange (the “AMEX”) under the symbol “CVP” and on the Toronto Stock Exchange under the symbol “CVP.un” and have been so traded since December 5, 2003. As of March 7, 2005, we had one holder of record, Cede & Co. (the nominee for DTC), which holds the IDSs on behalf of approximately 99 participants in DTC’s system, which in turn hold on behalf of beneficial owners. The closing price of our IDSs on the AMEX was $13.10 on March 7, 2005. The following table shows the range of the high and low sale prices of our IDSs, as reported on the AMEX for each of our fiscal quarterly periods since our initial public offering (“IPO”), which closed on December 10, 2003.

	High	Low

Fiscal 2003
Fourth Quarter	$16.60	$15.10
Fiscal 2004
First Quarter	$17.80	$15.37
Second Quarter	$16.70	$12.98
Third Quarter	$14.85	$13.20
Fourth Quarter	$14.71	$11.86

      The closing price on the Toronto Stock Exchange was C$16.15 on March 7, 2005. The following table shows the range of the high and low sale prices of our IDSs, as reported on the Toronto Stock Exchange for each of our fiscal quarterly periods since our IPO. All references in the table below are to Canadian dollars:

	High		Low

Fiscal 2003
Fourth Quarter	C$	21.25	C$	19.55
Fiscal 2004
First Quarter	C$	23.40	C$	20.35
Second Quarter	C$	22.16	C$	17.44
Third Quarter	C$	19.35	C$	17.50
Fourth Quarter	C$	18.72	C$	14.70
      Holders of IDSs have the right to separate each IDS into the shares of common stock and subordinated notes represented thereby. As of the date of this Annual Report on Form 10-K, only one IDS has been separated. According to the records of our transfer agent, as of March 7, 2005, we had five holders of record of common stock, one of which, Cede & Co., holds the common stock on behalf of approximately 99 participants in DTC’s system, which in turn hold on behalf of beneficial owners.
Dividend Policy and Restrictions
      Our board of directors adopted a dividend policy pursuant to which, if we have available cash for distribution to the holders of shares of our common stock as of the tenth day of any calendar month, and subject to applicable law, our then outstanding indebtedness and other factors, as described below, our board of directors will declare cash dividends on our common stock. Dividends are paid monthly on the 20th day of each month (or the immediately preceding business day), to holders of record on the tenth day of such month (or the immediately preceding business day).
      As described more fully below, you may not receive any dividends for the following reasons:

•	Nothing requires us to pay dividends;

•	While our current dividend policy contemplates the distribution of a substantial portion of our excess cash, this policy could be modified or revoked at any time;

•	Even if our dividend policy were not modified or revoked, the actual amount of dividends distributed under the policy and the decision to make any distribution is entirely at the discretion of our board of directors;

•	The amount of dividends distributed is subject to debt covenant restrictions under our indenture, our credit facility and other indebtedness;

•	The distribution and amount of dividends distributed is subject to state law restrictions;

•	Our board of directors may determine to use or retain our cash for other purposes;

•	Our stockholders have no contractual or other legal right to dividends; and

•	We may not have enough cash to pay dividends due to changes to our operating earnings, working capital requirements and anticipated cash needs.
      Since January of 2004, we have paid monthly dividends on or about the 20th day of each month at a rate of $0.79 per share per annum. Our first payment was made on January 20, 2004 to security holders of record at the close of business on January 9, 2004. This first dividend payment included a payment for the initial 30-day period beginning December 20, 2003, and ending on January 19, 2004, as well as a payment for the interim period beginning December 10, 2003, the date of the closing of our IPO, and ending on December 19, 2003.
      Our board of directors may, in its sole discretion, decide to use or retain available cash to fund growth or maintenance capital expenditures or acquisitions, to repay indebtedness or for general corporate purposes.

      The indenture governing our subordinated notes restricts our ability to declare and pay dividends on our common stock as follows:

•	We may not pay dividends if the payment will exceed the quarterly base dividend level in any fiscal quarter; provided that if the payment is less than the quarterly base dividend level in any fiscal quarter, 50% of the difference between the aggregate amount of dividends actually paid and the quarterly base dividend level for the quarter will be available for the payment of dividends at a later date. The quarterly base dividend level for any given fiscal quarter equals 85% of our excess cash (as defined below) for the 12-month period ending on the last day of our then most recently ended fiscal quarter for which internal financial statements are available at the time the dividend is declared and paid, divided by four (4). “Excess cash” means, with respect to any period, Adjusted EBITDA, as defined in the indenture, minus the sum of (i) cash interest expense and (ii) cash income tax expense, in each case, for the period;

•	We may not pay any dividends if not permitted under any of our senior indebtedness;

•	We may not pay any dividends while interest on the subordinated notes is being deferred or, after the end of any interest deferral, so long as any deferred interest has not been paid in full; and

•	We may not pay any dividends if a default or event of default under the indenture has occurred and is continuing.
      Our credit facility restricts our ability to declare and pay dividends on our common stock if and for so long as we do not meet the interest coverage ratio, total leverage ratio or senior leverage ratio financial levels specified in our credit facility. If we fail to achieve any of these ratios for any month but resume compliance in a subsequent month and satisfy the other conditions specified in our credit facility (including timely delivery of applicable financial statements), we may resume the payment of dividends. Our credit facility also restricts our ability to declare and pay dividends on our common stock if either a default or event of default under our credit facility has occurred and is continuing or the payment of interest on our subordinated notes has been suspended or deferred interest on our subordinated notes has not been paid or if we have not maintained certain minimum balances in the cash collateral account. Our credit facility permits us to use up to 100% of the distributable cash, as defined in our credit facility (plus withdrawals from the dividend/capex funding account) to fund dividends on our shares of common stock. During any period in which payment of dividends is suspended, the applicable amount of the distributable cash must be applied to mandatory prepayments of certain borrowings under our credit facility.
      Our board of directors may, in its absolute discretion, amend or repeal this dividend policy. Our board of directors may decrease the level of dividends paid at any time or discontinue entirely the payment of dividends.
      Future dividends with respect to shares of our capital stock, if any, will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions, provisions of applicable law and other factors that our board of directors may deem relevant. Under Delaware law, our board of directors may declare dividends only to the extent of a “surplus” (which is defined as total assets at fair market value minus total liabilities, minus statutory capital), or if there is no surplus, out of our net profits for the then current and/or immediately preceding fiscal year.

Item 6.	Selected Financial Data
      The following table sets forth selected consolidated financial data for the last five years. The selected consolidated financial data should be read together with our audited consolidated financial statements for fiscal 2002, 2003 and 2004 and the related notes, included in Item 8 of this Form 10-K, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7 of this Form 10-K. The figures in the following table reflect rounding adjustments.

	Fiscal(1)

	2000	2001	2002	2003	2004

	(In millions, except per share data)
Statement of operations data:
Net sales	$522.5	$543.1	$577.2	$616.1	607.2
Cost of sales	424.2	446.6	470.9	504.0	492.5
Selling, general and administrative	47.9	48.1	55.3	59.6	61.5
Depreciation and amortization	26.3	24.5	26.2	27.1	26.6
Transaction related expenses	1.1	—	0.6	2.6	—
Contract related losses	2.5	4.8	0.7	0.8	0.4

Operating income	20.6	19.2	23.5	22.0	26.1
Interest expense(2)	26.6	23.4	20.7	32.8	25.0
Other income, net	(0.5)	(0.2)	(1.5)	(0.1)	(0.3)

Income (loss) before income taxes	(5.5)	(4.0)	4.3	(10.7)	1.4
Income tax benefit	1.3	0.4	0.2	6.3	1.0

Net income (loss)(5)	(4.2)	(3.6)	4.5	(4.4)	2.3
Accretion of conversion options	—	—	—	—	0.3

Net income (loss) available to common stock with or without the conversion option	$(4.2)	$(3.6)	$4.5	$(4.4)	$2.0

	2000	2001	2002		2003	2004

	(In millions, except per share data)
Per share data(8):
Net income (loss) per share with conversion option:
Basic	$—	$—	$—		$(0.31)	$0.17
Diluted	$—	$—	$—		$(0.31)	$0.17
Net income (loss) per share without conversion option
Basic	$(0.31)	$(0.26)	$0.33		$(0.31)	$0.09
Diluted	$(0.31)	$(0.26)	$0.33		$(0.31)	$0.09
Dividends declared per share	$—	$—	$—		$0.09	$0.79
Cash flow data:
Net cash provided by operating activities	$22.7	$24.7	$38.6		$27.2	28.4
Net cash used in investing activities	$(12.9)	$(29.3)	$(45.0)		$(23.3)	(6.5)
Net cash provided by (used in) financing activities	$(7.3)	$5.0	$1.7		$8.7	(20.1)
Other data:
Maintenance capital expenditures(3)	$8.3	$12.7	$31.2		$8.3	18.2
Growth capital expenditures(3)	5.6	16.7	16.4		$15.6	5.7

Aggregate capital expenditures(3)	$13.9	$29.4	$47.6		$23.9	$23.9
Ratio of earnings to fixed charges(4)	—	—	1.2	x	—	1.1	x
Deficiency in the coverage of earnings to fixed charges(4)	$(5.5)	$(4.0)	—		(10.7)	—

	1/2/01	1/1/02	12/31/02	12/30/03	12/28/04

	(In millions)
Balance sheet data:
Total assets	$265.7	$265.9	$280.2	$322.3	$299.0
Long-term debt (including current portion)	$219.1	$224.6	$225.4	$186.5	$170.2

	Fiscal(1)

	2000	2001	2002	2003	2004

	(In millions)
EBITDA:
Net income (loss)(5)	$(4.2)	$(3.6)	$4.5	$(4.4)	$2.3
Income tax benefit	1.3	0.4	0.2	6.3	1.0

Income (loss) before income taxes	$(5.5)	$(4.0)	$4.3	$(10.7)	$1.4
Adjustments:
Interest expense(2)	26.6	23.4	20.7	32.8	25.0
Depreciation and amortization	26.3	24.5	26.2	27.1	26.6

EBITDA(6)	$47.4	$43.9	$51.2	$49.2	$53.0

Unusual item included in EBITDA:
Return of bankruptcy funds to Service America(7)	—	—	$1.4	—	—

(1)	We have adopted a 52-53 week period ending on the previous Tuesday closest to December 31 as our fiscal year. The 2001, 2002, 2003 and 2004 fiscal years consisted of 52 weeks, and the 2000 fiscal year consisted of 53 weeks.

(2)	Interest expense for fiscal 2003 includes a $5.3 million non-cash charge related to the early extinguishment of debt as a result of the refinancing of VSA’s 1998 credit facility and $7.2 million in expenses associated with the repurchase of the notes that VSA issued in 1999 (the “1999 notes”). Interest expense for fiscal 2004 includes a $1.2 million non-cash charge related to the repayment of the remaining 1999 senior subordinated notes and a $2.0 million non-cash charge for the change in the fair value of our derivatives.

(3)	The sum of maintenance and growth capital expenditures equals the sum of contract rights acquired, (purchase of contract rights) and the purchase of property and equipment, for the relevant periods as displayed in the statement of cash flows, as follows:

	Fiscal(1)

	2000	2001	2002	2003	2004

	(In millions)
Statement of cash flow data:
Contract rights acquired (purchase of contract rights)	$7.5	$21.3	$37.7	$16.0	$15.9
Purchase of property and equipment	6.4	8.1	9.9	7.9	8.0

Aggregate capital expenditures	$13.9	$29.4	$47.6	$23.9	$23.9

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

(4)	For purposes of determining the ratio of earnings to fixed charges, earnings are defined as income (loss) before income taxes and cumulative effect of change in accounting principle plus fixed charges. Fixed charges include interest expense on all indebtedness, amortization of deferred financing costs and one-third of rental expense on operating leases representing that portion of rental expense deemed to be attributable to interest. Where earnings are inadequate to cover fixed charges, the deficiency is reported.

(5)	In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” or (SFAS 142), effective January 2, 2002, we discontinued the amortization of goodwill and trademarks and identified intangible assets which we believe have indefinite lives. Adjusted net loss to give effect to SFAS 142 would have been $1.8 million for fiscal 2000 and $1.1 million for fiscal 2001.

(6)	EBITDA is not a measure in accordance with GAAP. EBITDA is not intended to represent cash flows from operations as determined by GAAP and should not be used as an alternative to income (loss) before taxes or net income (loss) as an indicator of operating performance or to cash flows as a measure of liquidity. We believe that EBITDA is an important measure of the cash returned on our investment in capital expenditures under our contracts.

“Adjusted EBITDA,” as defined in the indenture governing our 13.50% Subordinated Notes issued in 2003, which we sometimes refer to as the “2003 notes” or the “subordinated notes,” is determined as EBITDA, as adjusted for transaction related expenses, contract related losses, other non-cash charges, and the annual management fee paid to affiliates of Blackstone and GE Capital through 2003, less any non-cash credits. We present this discussion of Adjusted EBITDA because covenants in the indenture governing our subordinated notes contain ratios based on this measure. For example, our ability to incur additional debt and make restricted payments requires a ratio of Adjusted EBITDA to fixed charges of 2.0 to 1.0, except that we may incur certain debt and make certain restricted payments without regard to the ratio, and may incur an unlimited amount of indebtedness in connection with the issuance of additional IDSs so long as the ratio of the aggregate principal amount of the additional notes to the number of the additional shares of our common stock will not exceed the equivalent ratio represented by the then existing IDSs.

On a historical basis, we made the following adjustments to EBITDA to compute Adjusted EBITDA:

	Fiscal(1)

	2000		2001		2002		2003		2004

	(In millions, except ratios)
EBITDA	$47.4		$43.9		$51.2		$49.2		$53.0
Adjustments: Transaction related expenses	1.1		—		0.6		2.6		—
Contract related losses	2.5		4.8		0.7		0.8		0.4
Non-cash compensation	0.3		0.1		0.6		0.1		—
Management fees paid to affiliates of Blackstone and GE Capital	0.4		0.4		0.4		0.4		—

Adjusted EBITDA	$51.7		$49.2		$53.5		$53.1		$53.4

Unusual item included in EBITDA and Adjusted EBITDA:
Return of bankruptcy funds to Service America (see note 8 below)	—		—		1.4		—		—
Ratio of Adjusted EBITDA to fixed charges	2.1	x	2.2	x	2.8	x	2.1	x	2.2	x

Explanations of the adjustments are listed below:

•	Transaction related expenses include:

•	For fiscal 2000, $1.1 million of cash non-recurring corporate costs consisting primarily of expenses incurred in connection with the analysis of a potential recapitalization and strategic investment opportunities;

•	For fiscal 2002, $0.6 million of acquisition related cash costs relating primarily to expenses incurred in connection with the structuring and evaluation of financing and recapitalization strategies; and

•	For fiscal 2003, $2.6 million in expenses related to executive compensation associated with the issuance of the IDSs.

•	Contract related losses include:

•	For fiscal 2000, $1.5 million of non-cash charges related to the write-down of impaired assets for certain contracts where the estimated future cash flows from the contract were insufficient to cover the carrying cost of the related long-lived assets, $0.7 million of non-cash charges related to the write-off of assets related to litigation settlement and a non-recurring $0.3 million cash expense in related legal fees;

•	For fiscal 2001, $4.8 million of non-cash charges related to the write-down of impaired assets for certain contracts where the estimated future cash flows from the contract were insufficient to cover the carrying cost of the related long-lived assets;

•	For fiscal 2002, $0.7 million of non-cash charges related to the write-down of impaired assets for a contract which was terminated;

•	For fiscal 2003, $0.8 million of non-cash charges for the write-down of impaired assets for certain terminated and/or assigned contracts; and

•	For fiscal 2004, $0.4 million of non-cash charges for the write-down of impaired assets for certain terminated contracts and contracts for which we intend to continue operations.

•	Non-cash compensation expenses related to the revaluation of partnership units purchased by certain members of our management financed with nonrecourse loans include for fiscal 2000, 2001, 2002 and 2003, $0.3 million, $0.1 million, $0.6 million and $0.1 million, respectively.

•	Management fees paid to affiliates of Blackstone and GE Capital include $0.4 million for each of fiscal 2000, 2001, 2002 and 2003. The management fees were paid quarterly in arrears and ceased upon the closing of the IPO.

For purposes of calculating the ratio of Adjusted EBITDA to fixed charges, fixed charges includes interest expense (excluding amortization of deferred financing fees) plus capitalized interest, the earned discount or yield with respect to the sale of receivables and cash dividends on preferred stock.

(7)	During fiscal 2002, Service America received approximately $1.4 million from funds previously set aside to satisfy creditors pursuant to a plan of reorganization approved in 1993.

(8)	Per share information was adjusted for a 40,920 (rounded to the nearest share) for one split of the common stock that was effective December 2, 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
      When renewing an existing contract or securing a new contract, we usually have to make a capital expenditure in our client’s facility and offer to pay the client a percentage of the net sales or profits in the form of a commission. Over the past three years, we have reinvested the cash flow generated by operating activities in order to renew or obtain contracts. We believe that these investments have provided a diversified account base of exclusive, long-term contracts. However, as a result of the changes to our capital structure (including refinancing our 1998 credit facility, entering into our current credit facility, which we sometimes refer to as our “2003 credit facility,” repurchasing the 1999 notes and completing our IPO) and the dividend and interest payments to our IDS holders, we may be limited in our ability to grow our business, and our related levels of growth capital expenditures, at rates as great as the relatively rapid growth that we experienced over the last several years. For this reason, we have decided to seek new senior credit financing, as described later in this item, to permit us to make the growth and maintenance capital expenditures, and investments in our infrastructure, that we believe will help strengthen our financial position.
Critical Accounting Policies
      The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date and reported amounts of revenues and expenses, including amounts that are susceptible to change. Our critical accounting policies include accounting methods and estimates underlying such financial statement preparation, as well as judgments around uncertainties affecting the application of those policies. In applying critical accounting policies, materially different amounts or results could be reported under different conditions or using different assumptions. We believe that our critical accounting policies, involving significant estimates, uncertainties and susceptibility to change, include the following:

•	Recoverability of Property and Equipment, Contract Rights, Cost in Excess of Net Assets Acquired and Other Intangible Assets. As of December 28, 2004, net property and equipment of $48.2 million and net contract rights of $88.0 million were recorded. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, we evaluate long-lived assets with definite lives for possible impairment when an event occurs which would indicate that its carrying amount may not be recoverable. The impairment analysis is made at the contract level and evaluates the net property and equipment as well as the contract rights related to that contract. The undiscounted future cash flows from a contract are compared to the carrying value of the related long-lived assets. If the undiscounted future cash flows are lower than the carrying value, an impairment charge is recorded. The amount of the impairment charge is equal to the difference between the balance of the long-lived assets and the future discounted cash flows related to the assets (using a rate based on our incremental borrowing rate). As we base our estimates of undiscounted future cash flows on past operating performance, including anticipated labor and other cost increases, and prevailing market conditions, we cannot make assurances that our estimates are achievable. Different conditions or assumptions, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our evaluation and our financial condition or future results of operations. Events that would trigger an evaluation at the contract level include the loss of a tenant team, intent to cease operations at a facility due to contract termination or other means, the bankruptcy of a client, discontinuation of a sports league or a significant increase in competition that could reduce the future profitability of the contract, among others. As of December 28, 2004, cost in excess of net assets acquired of $41.1 million and other intangible assets (trademarks) of $17.5 million were recorded. In accordance with SFAS No. 142, on an annual basis, we test our indefinite-lived intangible assets (cost in excess of net assets acquired and trademarks) for impairment. Additionally, cost in excess of net assets acquired is tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have determined that the reporting unit for testing the cost in excess of net assets acquired for impairment is Centerplate. In performing the annual cost in excess of net assets acquired assessment, we compare the fair value of Centerplate to its net asset carrying amount, including cost in excess of net assets acquired and trademarks. If the fair value of Centerplate exceeds the carrying amount, then it is determined that cost in excess of net assets acquired is not impaired. Should the carrying amount exceed the fair value, then we would need to perform the second step in the impairment test to determine the amount of the cost in excess of net assets acquired write-off. Fair value for these tests is determined based upon a discounted cash flow model, using a rate based on our incremental borrowing rate. As we base our estimates of cash flows on past operating performance, including anticipated labor and other cost increases and prevailing market conditions, we cannot make assurances that our estimates are achievable. Different conditions or assumptions, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our evaluation and on our financial condition or future results of operations. In performing the annual trademark assessment, management compares the fair value of the intangible asset to its carrying value. Fair value is determined based on a discounted cash flow model, using a rate based on our incremental borrowing rate. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss will be recognized for the excess amount. If the fair value is greater than the carrying amount, no further assessment is performed. We performed our annual assessments of cost in excess of net assets acquired and trademarks on March 30, 2004 and determined that no impairment exists.

•	Insurance. We have a high deductible insurance program for general liability, auto liability and workers’ compensation risk. We are required to estimate and accrue for the amount of losses that we expect to incur. These amounts are recorded in cost of sales and selling, general and administrative expenses on the statement of operations and accrued liabilities and long-term liabilities on the balance sheet. Our estimates consider a number of factors, including historical experience and an actuarial assessment of the liabilities for reported claims and claims incurred but not reported. While we use outside parties to assist us in making these estimates, it is difficult to provide assurance that the actual amounts may not be materially different than what we have recorded. In addition we are self-insured for employee medical benefits and related liabilities. Our liabilities are based on historical trends and claims filed and are estimated for claims incurred but not reported. While the liabilities represent management’s best estimate, actual results could differ significantly from those estimates.

•	Accounting Treatment for IDSs, Common Stock Owned by Initial Equity Investors and Derivative Financial Instruments. Our IDSs include common stock and subordinated notes, the latter of which has three embedded derivative features. The embedded derivative features include a call option, a change of control put option, and a term-extending option on the notes. The call option allows us to repay the principal amount of the subordinated notes after the fifth anniversary of the issuance, provided that we also pay all of the interest that would have been paid during the initial 10-year term of the notes, discounted to the date of repayment at a risk-free rate. Under the change of control put option, the holders have the right to cause us to repay the subordinated notes at 101% of face value upon a change of control, as defined in the subordinated note agreement. The term-extending option allows us to unilaterally extend the term of the subordinated notes for two five-year periods at the end of the initial 10-year period provided that we are in compliance with the requirements of the indenture. We have accounted for these embedded derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. Based on SFAS No. 133, as amended and interpreted, the call option and the change of control put option are required to be separately valued. As of December 28, 2004, these embedded derivatives were fair valued and determined to be insignificant. The term extending option was determined to not be separable from the underlying subordinated notes. Accordingly, it will not be separately accounted for in the current or future periods.

In connection with the IPO, those investors who held stock prior to the IPO (the “Initial Equity Investors”) entered into an amended and restated stockholders agreement, which provides that, upon any post-offering sale of common stock by the Initial Equity Investors, at the option of the Initial Equity Investors, we will exchange a portion of their common stock for subordinated notes at an exchange rate of $9.30 principal amount of subordinated notes for each share of common stock (so that, after such exchange, the Initial Equity Investors will have shares of common stock and subordinated notes in the appropriate proportions to represent integral numbers of IDSs). We have concluded that the portion of the Initial Equity Investor’s common stock exchangeable for subordinated debt should be classified on its consolidated balance sheet according to the guidance provided by Accounting Series Release No. 268 (FRR Section 211), Redeemable Preferred Stocks. Accordingly, at December 28, 2004 we have recorded $14.4 million as “Common stock with conversion option exchangeable for subordinated debt, net of discount” on the balance sheet. This amount was accreted to the face amount due of $14.4 million using the effective interest method over the life of the Initial Equity Investors minimum required 180-day holding period following the IPO. The accretion of approximately $317,000 in fiscal 2004 was a deemed dividend to the Initial Equity Investors. In addition, we have determined that the option conveyed to the Initial Equity Investors to exchange common stock for subordinated debt in order to form IDSs is an embedded derivative in accordance with SFAS No. 133. Centerplate has recorded a liability for the fair value of this embedded derivative of approximately $4.7 million as of December 28, 2004. This option is fair-valued each reporting period with the change in the fair value recorded in interest expense in the accompanying consolidated statement of operations.

The common stock held by the Initial Equity Investors has been treated as a separate class of common stock for presentation of earnings per share at December 28, 2004. Although the common stock held by the Initial Equity Investors is part of the same class of stock as the common stock included in the IDSs for purposes of Delaware corporate law, the right to convert that is granted in our amended and restated stockholders agreement as described above causes the stock held by the Initial Equity Investors to have features of a separate class of stock for accounting purposes. The deemed dividend of approximately $317,000 conveyed to the Initial Equity Investors discussed above requires a two class earnings per share calculation. Accordingly, at December 28, 2004, Centerplate has shown separate earnings per share for the stock held by the Initial Equity Investors and the stock included in the IDSs.

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

We accounted for the issuance of IDS units in December 2003 by allocating the proceeds for each IDS unit to the underlying stock and subordinated notes based upon the relative fair values of each at that time. Accordingly, the portion of the aggregate IDSs outstanding that represents subordinated notes has been accounted for as long-term debt bearing a stated interest rate of 13.5% maturing on December 10, 2013. There can be no assurances that the Internal Revenue Service or the courts will not seek to challenge the treatment of these notes as debt or the amount of interest expense deducted, although to date we have not been notified that the notes should be treated as equity rather than debt for U.S. federal and state income tax purposes. Such reclassification would result in an additional tax liability and cause Centerplate to utilize at a faster rate more of its deferred tax assets than it otherwise would.
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
      Set forth below are comparative net sales by quarter for fiscal 2004, 2003 and 2002, as well as operating income (loss) and net income (loss), on an actual and per share basis (in thousands, except per share data):

	2004

			Basic and		Basic and	Basic Diluted
			Diluted		Diluted	Earnings (Loss)
			Operating		Earnings (Loss)	per Share
		Operating	Income	Net	per Share with	without
		Income	(Loss)	Income	Conversion	Conversion
	Net Sales	(Loss)	per Share(1)	(Loss)	Option(1)	Option

1st Quarter	$98,236	$(4,336)	$(0.19)	$(9,177)	$(0.37)	$(0.42)
2nd Quarter	$173,725	$10,861	$0.48	$5,394	$0.27	$0.23
3rd Quarter	$201,066	$14,963	$0.66	$5,733	$0.25	$0.25
4th Quarter	$134,127	$4,609	$0.20	$370	$0.02	$0.02

	2003

			Basic and
			Diluted
			Operating		Basic and
		Operating	Income	Net	Diluted
		Income	(Loss)	Income	Earnings (Loss)
	Net Sales	(Loss)	per Share(1)	(Loss)	per Share(1)

1st Quarter	$96,900	$(4,715)	$(0.35)	$(6,545)	$(0.48)
2nd Quarter	$172,733	$10,460	$0.77	$2,876	$0.21
3rd Quarter	$214,636	$16,583	$1.22	$10,674	$0.78
4th Quarter	$131,788	$(375)	$(0.02)	$(11,423)	$(0.70)

	2002

			Basic and
			Diluted
			Operating		Basic and
		Operating	Income	Net	Diluted
		Income	(Loss)	Income	Earnings (Loss)
	Net Sales	(Loss)	per Share(1)	(Loss)	per Share(1)

1st Quarter	$87,840	$(4,185)	$(0.31)	$(6,870)	$(0.50)
2nd Quarter	$166,421	$9,813	$0.72	$3,841	$0.28
3rd Quarter	$195,100	$15,892	$1.17	$9,783	$0.72
4th Quarter	$121,801	$1,975	$0.15	$(2,258)	$(0.17)

(1)	The basic and diluted operating income (loss) and basic and diluted earnings (loss) per share reflect a 40,920 (rounded to the nearest share) for one split of the common stock that was effected on December 2, 2003.
Results of Operations

Fiscal 2004 Compared to Fiscal 2003
      Net sales — Net sales of $607.2 million for fiscal 2004 decreased by $8.9 million, or approximately 1.5%, from $616.1 million in fiscal 2003. The decrease in net sales was due primarily to a $25.6 million sales decline at MLB and NFL facilities we serve. At MLB facilities, this was mainly due to the loss of the San Diego Padres, which moved to a facility not served by us (approximately $14.1 million), plus five fewer post-season games played in 2004 (approximately $7.2 million), and a decrease in attendance levels at another MLB facility we serve. At NFL facilities, the decline in net sales was principally due to four fewer NFL games played (because of scheduling, which moved four games from the 2004 NFL season into our fiscal 2005) and not hosting the Super Bowl in 2004 as we did in 2003, which contributed $2.2 million in sales in 2003. In addition, we closed seven marginally profitable and minor accounts which together accounted for a decline in net sales (net of 11 new accounts) of approximately $1.2 million. These decreases were partially offset by an increase of approximately $14.8 million in sales at our convention centers due primarily to an increase in conventions and trade shows at facilities in major U.S. cities. The remaining offset in net sales was primarily due to increased volume of approximately $3.1 million at various facilities where we provide our services.
      Cost of sales — Cost of sales of $492.5 million for fiscal 2004 decreased by approximately $11.5 million from $504.0 million in fiscal 2003 due primarily to the decrease in sales volume. Cost of sales as a percentage of net sales declined by approximately 0.7% from fiscal 2003. The decline was mainly due to lower commissions and royalties paid to our clients primarily as a result of the loss of the San Diego Padres and the impact of fewer games at MLB and NFL stadiums. These declines were partially offset by higher commissions paid to our clients from several renewed and/or renegotiated contracts.
      Selling, general and administrative expenses — Selling, general and administrative expenses were $61.5 million in fiscal 2004 as compared to $59.6 million in fiscal 2003. As a percentage of net sales, selling, general and administrative costs were 10.1% in the fiscal 2004, a 0.4% increase from fiscal 2003. The increase was principally attributable to higher corporate overhead of approximately $1.6 million, primarily as a result of additional costs associated with being a public company. In addition, the increase was also partially attributable to the effect of fixed components of operating costs at certain stadiums with lower sales volume. Included in selling, general and administrative costs in both fiscal 2004 and fiscal 2003 were non-recurring funds received related to client contracts. In fiscal 2004, we received $0.9 million related to the renegotiation of a client contract and, in fiscal 2003, $0.8 million was received for the reimbursement of assets that were written-off in a prior fiscal year.
      Depreciation and amortization — Depreciation and amortization was $26.6 million for fiscal 2004 compared to $27.1 million in fiscal 2003. The decrease was principally attributable to lower amortization resulting from the return to us of a portion of the capital invested to acquire certain client contracts.
      Transaction related expenses — Transaction related expenses of $2.6 million in fiscal 2003 included executive compensation expenses associated with the 2003 IPO. No transaction related expenses were incurred in fiscal 2004.
      Contract related losses — In fiscal 2004, contract related losses consisted of non-cash charges of $0.4 million for the write-off of impaired assets associated with certain terminated and/or continuing contracts. In fiscal 2003, contract related losses reflected non-cash charges of $0.6 million for the write–off of contract rights and other assets for certain terminated contracts and $0.2 million for the write-down of property and equipment for a contract which had been assigned to a third party.
      Operating income — Operating income in fiscal 2004 increased approximately $4.1 million from fiscal 2003 due to the factors described above.
      Interest expense — Interest expense of $25.0 million in fiscal 2004 decreased by $7.8 million from $32.8 million in fiscal 2003. The decrease was primarily due to IPO related interest costs in fiscal 2003 which included $7.2 million in premiums paid to repurchase our 1999 notes and a $5.3 million non-cash charge for the write-off of deferred financing costs resulting from the refinancing of our 1998 credit facility. Interest expense in fiscal 2004 also included $1.2 million in expenses, of which $0.3 million was amortization expense, related to the repurchase of the remaining 1999 notes. Excluding charges related to the repurchase of the 1999 notes and the refinancing of the 1998 credit facility, interest expense in fiscal 2003 and fiscal 2004 was $20.3 million and $23.8 million, respectively. The $3.5 million increase in interest expense was principally due to a $2.0 million non-cash charge related to the change in fair value of our derivatives. In addition, interest expense related to our 2003 subordinated notes in fiscal 2004 was $2.8 million higher than the interest from the retired 1999 notes in fiscal 2003. These increases were partially offset by lower interest expense in fiscal 2004 associated with term loan and revolver borrowings under our 2003 credit facility.
      Other income, net — Other income was $0.3 million in fiscal 2004 as compared to $0.1 million in fiscal 2003 reflecting an increase in interest income resulting from higher cash balances throughout fiscal 2004.

      Income taxes — Management has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets and based on its best current estimates believes taxable income or benefit will be realized in fiscal 2005 and beyond. Accordingly in fiscal 2004, we have recorded tax benefit of approximately $1.0 million in comparison to the recognition of a $6.3 million benefit in fiscal 2003. The effective tax rate for fiscal 2004 was significantly impacted by recognizing the tax benefits associated with approximately $1.1 million of current year tax credits, the recognition of tax benefits associated with the release of a reserve against prior year net operating losses and tax credits due to the favorable conclusion of an Internal Revenue Service audit. In addition, the effective tax rate was impacted by recognizing the tax expense associated with approximately $2.0 million of a non-cash charge related to our derivatives.

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
      Interest expense. Interest expense of $32.8 million in fiscal 2003 included a $5.3 million non-cash charge for the write-off of deferred financing costs resulting from the refinancing of our 1998 credit facility and $7.2 million in premiums related to the repurchase of our 1999 notes. These interest expenses, which were precipitated by our IPO, contributed substantially to the net loss we reported for fiscal 2003. With the proceeds from the IPO and funds received under our 2003 credit facility, we repaid all outstanding borrowings under our 1998 credit facility and redeemed 87.75% of our $100 million in aggregate principal amount of the 1999 notes at a redemption price of approximately 108.1% of the aggregate principal amount of the 1999 notes plus accrued and unpaid interest. Excluding these charges, interest of $20.3 million decreased by $0.4 million from fiscal 2002 principally due to the refinancing of our 1998 credit facility.
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

Outlook
      Over the next year we will continue to rely on our long-term contractual relationships, and the careful management of our expenses, in order to achieve cash flow for dividends and interest payments on the subordinated notes. The stability of our cash flow will depend on a variety of factors described elsewhere in this Annual Report on Form 10-K, including our ability to control expenses, the number of games and other events hosted at the facilities that we serve and the attendance levels at these games and events. We are also committed to building and strengthening our infrastructure for the future, which may entail higher expense levels in some overhead categories.
      Although we anticipate making capital commitments and investments to obtain or renew large stadium and other contracts and continue to develop our branded product and service offerings to differentiate us in our market, these commitments and investments may in any event take time to bear fruit. In addition, the timing of our investments is somewhat difficult to assess because it is often dictated by the development needs and agendas of the sports teams, municipalities and entertainment businesses we serve. Moreover, we cannot assure you that we will be successful in our efforts to gain new contracts, particularly in the large-stadium market, or to extend existing contracts that are up for renewal. Thus, our earnings outlook for fiscal 2005 is cautious.
Liquidity and Capital Resources
      For fiscal 2004, net cash provided by operating activities was $28.4 million compared to $27.2 million in fiscal 2003. The $1.3 million increase was principally attributable to the effect of the non-recurring IPO related expenses incurred in 2003, including $7.2 million in premiums paid for the repurchase of the 1999 notes and $2.6 million in executive compensation expenses associated with the issuance of IDSs in fiscal 2003. The improvement was partially offset by an increase in cash used for working capital needs in fiscal 2004. The fluctuation in working capital varies from quarter to quarter as a result of the number and timing of events at the facilities we serve. Most notable in the fourth quarter of fiscal 2004 was the impact of the NFL season extending into fiscal 2005.
      Net cash used in investing activities was $6.5 million for fiscal 2004, as compared to $23.3 million in fiscal 2003. In both fiscal 2004 and fiscal 2003, $23.9 million in investments were made in contract rights and property and equipment at client facilities. However, in the fiscal 2004 period, we received an aggregate of approximately $16.5 million as a result of certain clients exercising their right to return all or a portion of our unamortized capital investment made to acquire their respective contracts. In fiscal 2004 and fiscal 2003, we received $0.8 million and $0.6 million, respectively, in proceeds from the sale of property and equipment.
      Net cash used in financing activities was $20.1 million in fiscal 2004 as compared to $8.7 million net cash provided by financing activities in fiscal 2003. In fiscal 2004, approximately $18.3 million in monthly dividend payments were made to the holders of our common stock in the aggregate, and we incurred additional expenses of approximately $0.8 million related to our IPO. In addition, we repaid the remaining $12.3 million in 1999 notes at a price equal to 105.625% of the principal amount plus accrued interest. The total repayment of approximately $13.6 million was made from the proceeds of the IPO completed in December 2003. In fiscal 2003, proceeds from the term loans under our current credit facility were combined with proceeds from the IPO and the combined funds of $341.7 million were used to repay the outstanding balance under our 1998 credit facility of $116.8 million, repay $87.8 million of 1999 notes, establish cash reserves of $22.0 million, including $8.4 million in long-term restricted cash representing five months of interest on our subordinated notes, plus $2.5 million for the benefit of new lenders and $13.6 million to repurchase the remaining senior subordinated notes issued in 1999, repurchase the remaining 1999 notes, repurchase common stock from the Initial Equity Investors in the amount of $71.4 million and pay fees and expenses in connection with the IPO, our current credit facility and the notes thereunder. Net repayments of our outstanding revolving loans in fiscal 2004 and 2003 were $4.0 million and $11.0 million, respectively.
      We are also often required to obtain performance bonds, bid bonds or letters of credit to secure our contractual obligations. As of December 28, 2004, we had requirements outstanding for performance bonds and letters of credit of $13.4 million and $18.7 million, respectively. Under the 2003 credit facility, we have an aggregate of $35.0 million available for letters of credit, subject to an overall borrowing limit of $50.0 million under that facility. As of December 28, 2004, we had approximately $31.3 million available to be borrowed under the revolving credit facility. At that date there were no outstanding borrowings and $18.7 million of outstanding, undrawn letters of credit reducing availability. At December 30, 2003, we had approximately $25.7 million available to be borrowed under the revolving credit facility. At that date, there were $4.0 million in outstanding borrowings and $20.3 million of outstanding, undrawn letters of credit reducing availability.
      Our capital expenditures can be categorized into two types: maintenance and growth. Maintenance capital expenditures are associated with securing renewals of our existing contracts and maintaining those contracts following renewal. Growth capital expenditures are those made in connection with securing new contracts and maintaining those contracts during their initial term. In both cases, particularly for sports facilities, capital expenditures are often required in the form of contract acquisition fees or up-front or committed future capital investment to help finance facility construction or renovation. This expenditure typically takes the form of investment in leasehold improvements and food service equipment and grants to owners or operators of facilities. We provide our historical maintenance and growth capital expenditures for each of the five fiscal years ended December 28, 2004 in Item 6 “Selected Financial Data.” The amount of maintenance capital expenditures in fiscal 2002, a total of $31.2 million, increased significantly due to the renewal of several large long-term contracts. We have historically financed our capital expenditures with a combination of cash from operating activities and borrowings under the revolving line of credit of the credit facility.
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
      Recently, sports teams and municipalities have spearheaded efforts to develop new large stadiums. In order to bid successfully on these projects, however, we will need to be able to commit to making relatively large capital expenditures. For these and other projects, we will also need to demonstrate our ability to provide competitive product and service offerings. We intend to address this through the further enhancement of our culinary standards and our club-level food service, as well as through the development of branded products that will help differentiate us in our market. This in turn will require investment in these initiatives and in the management infrastructure that will enable us to manage our business more efficiently.
      The amount of capital commitment required by us at any time can vary significantly. The ability to make those expenditures is often an essential element of a successful bid on a new contract or renewal of an existing contract.
      The following table shows our net sales for fiscal 2004, which equaled $607.2 million, as allocated according to the expiration year of our contracts:

Contracts Expiring in:

2005	2006	2007	2008	2009 and After

(In millions)
$83.6	$135.8	$93.1	$47.2	$237.5
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
      In fiscal 2004, we made capital investments of $23.9 million. We are currently committed to fund aggregate capital investments of approximately $8.5 million, $2.9 million and $0.4 million in 2005, 2006 and 2007, respectively.

2003 Credit Agreement
      On December 10, 2003, VSA entered into the 2003 credit facility under a credit agreement providing for $65,000,000 in fixed rate term loans and a $50,000,000 revolving portion. The term loans bear interest at a fixed rate of 7.24% and matures on June 10, 2008. The revolving portion of the 2003 credit facility allows VSA to borrow up to $50,000,000 and includes a sub-limit of $35,000,000 for letters of credit (which reduce availability under the revolving portion of the 2003 credit facility) and a sub-limit of $5,000,000 for swingline loans. Revolving loans must be repaid on the maturity date of the revolving portion of the 2003 credit facility and are subject to an annual clean-up period of thirty days. Swingline loans must be either repaid within five days or converted to revolving loans. The revolving portion of the 2003 credit facility is subject to an annual clean-up period of thirty days and matures on December 10, 2006. Borrowings under the revolving portion of the 2003 credit facility bear interest at floating rates based upon the interest rate option elected by VSA and its leverage ratio.
      The credit agreement calls for mandatory prepayment of the loans under certain circumstances and optional prepayment subject to a prepayment penalty for the term loan. There are further provisions that limit VSA’s ability to make interest payments on the 2003 notes, make dividend payments and invest in capital expenditures. The credit agreement contains provisions that require VSA to comply with certain financial covenants, including a maximum net total leverage ratio, a maximum net senior leverage ratio and an interest coverage ratio. At December 28, 2004, VSA was in compliance with all covenants.

Subordinated Notes Issued in 2003
      During December 2003, in connection with our IPO, we issued $105,245,000 in aggregate principal amount of 13.50% Subordinated Notes as part of the IDSs. The 2003 notes mature on December 10, 2013 and are subject to extension by two successive five-year terms at Centerplate’s option provided that certain financial conditions are met. Interest on the 2003 notes is payable on the 20th day of each month (or the immediately preceding business day). The 2003 notes are unsecured, are subordinated to all of Centerplate’s existing and future senior indebtedness, and rank equally with all of Centerplate’s existing and future indebtedness. Furthermore, the debt is guaranteed by all of the wholly-owned subsidiaries of Centerplate.

Contemplated Refinancing
      When we issued our IDSs in December 2003, we identified middle market facilities that are currently served by regional and local providers, or are “self-operated,” as the most likely area for new accounts. These facilities require relatively modest capital investment. While this market continues to offer us opportunities that we aggressively bid on, a significant new trend in our business is the reemergence of large-stadium development. Within the last year, a number of major league sports teams have announced their intentions to build or obtain new stadiums. At the time of our offering, we also indicated our intention to pursue a strategy of extending our catering services and offering a variety of branded products to our customers. At this junction, we believe it is even more important for Centerplate to invest to develop and enhance branded and service product offerings (both internally developed and developed with outside parties) to differentiate us in our market.
      While our current credit facility provides us with a basis to make new capital investments, we believe that increasing our access to capital will allow us to benefit from the trend of large-stadium development and to take advantage of other opportunities to strengthen our business. Given that the IDS market has not developed as expected, we believe that among the funding opportunities that are available to us, considering our capital structure, at the present time the senior credit market potentially offers the most attractive terms for meeting these needs.
      Accordingly, on February 28, 2005, Centerplate signed a commitment letter with General Electric Capital Corporation (“GE Capital”) under which GE Capital offers to provide up to $215 million of senior secured financing to Centerplate. While the terms and conditions of the financing have not been finalized, it is expected to be comprised of a $100 million term loan and a $115 million revolving credit facility, both of which will bear interest at a floating rate equal to a margin of 1.5% over a defined prime rate or 3.5% over the London Interbank Borrowing Rate (“LIBOR”), subject to adjustment under various circumstances. The proceeds of the term loan are expected to be used to repay the existing $65 million term loan and any transaction fees and expenses (including a prepayment premium under Centerplate’s existing term loan) and be used for general corporate purposes. The revolving portion of the new credit facility will replace our existing revolving credit facility and is expected to have a $35 million letter of credit sub-limit and a $10 million swing line loan sub-limit both of which will reduce availability. It is expected that the various financial covenants and other requirements affecting the payment of interest on the 2003 notes and dividends on common stock will be no more restrictive than those under our 2003 credit facility. The term loan portion is expected to mature sixty-six months from the date of closing. The revolving credit facility is expected to mature sixty months from the date of closing, and will be subject to an annual thirty-day pay down requirement (exclusive of letters of credit and certain specified levels of permitted acquisition-related and permitted service-contract-related revolving credit advances). The fees and expenses for GE Capital are currently estimated to be approximately $4.7 million, $300,000 of which has already been paid. The commitment is subject to various conditions, including the completion of GE Capital’s legal due diligence and entry into a mutually satisfactory definitive agreement.

Contractual Commitments
      We have future obligations for debt repayments, future minimum rental and similar commitments under non-cancelable operating leases. These obligations as of December 28, 2004 are summarized below:

	Payments Due by Period

		Less Than	1-3	4-5	More Than
	Total	1 Year	Years	Years	5 Years

	(In millions)
Long-term borrowings	170.2	—	—	65.0	105.2
Interest for fixed rate debt	143.7	19.2	54.3	28.4	41.8
Insurance	11.5	5.8	3.6	1.6	0.5
Operating leases	1.9	—	1.7	0.2	—
Commissions and royalties	41.5	8.0	9.2	6.3	18.0
Capital Commitments(1)	11.8	8.5	3.3	—	—
Other long-term liabilities(2)	0.7	—	0.5	0.2	—

Total Contractual	381.3	41.5	72.6	101.7	165.5

(1)	Represents capital commitments in connection with several long-term concession contracts.

(2)	Represents various long-term obligations reflected on the balance sheet.
      In addition, we have contingent obligations related to outstanding letters of credit. These contingent obligations as of December 28, 2004 are summarized below:

	Payments Due by Period

		Less Than	1-3	4-5	More Than
Other Commercial Commitments	Total	1 Year	Years	Years	5 Years

Letters of credit	$18.7	$18.7	$—	$—	$—
New Accounting Standards
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective for public companies beginning with the first interim period that begins after June 15, 2005. The Company has reviewed SFAS 123(R) for any impact; however since Centerplate does not have any benefit plans which include share-based payments, SFAS 123(R) is not expected to have any impact on its consolidated financial position or consolidated results of operations.
      In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiaries and applies immediately to variable interest entities created after January 31, 2003. In December 2003, the FASB revised certain provisions of FIN 46 and modified the effective date for all variable interest entities existing before January 31, 2003 to the first period ending after March 15, 2004, except in the case of special purpose entities. The adoption of FIN 46 did not impact Centerplate’s consolidated financial position or consolidated results of operations.
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

      All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements or that could adversely affect the holders of our IDSs, subordinated notes and common stock. We believe that these factors include the following:

•	We have substantial indebtedness, which could restrict our ability to pay interest and principal on our subordinated notes and to pay dividends with respect to shares of our common stock represented by the IDSs, limit our financing options and affect our liquidity position.

•	We may amend the terms of our 2003 credit facility, or we may enter into new agreements that govern our senior indebtedness, and the amended or new terms may significantly restrict our ability to pay interest and dividends to IDS holders.

•	We are subject to restrictive debt covenants and other requirements related to our outstanding debt that limit our business flexibility by imposing operating and financial restrictions on our operations.

•	We are a holding company and rely on dividends, interest and other payments, advances and transfers of funds from our subsidiaries to meet our debt service and other obligations.

•	Our interest expense may increase significantly and could cause our net income and distributable cash to decline significantly.

•	We may not generate sufficient funds from operations to pay our indebtedness at maturity or upon the exercise by holders of their rights upon a change of control.

•	Our current credit facility and the indenture governing our subordinated notes permit us to pay a significant portion of our free cash flow to stockholders in the form of dividends. Any amounts we pay in the form of dividends will not be available in the future to satisfy our obligations under the subordinated notes.

•	The realizable value of our assets upon liquidation may be insufficient to satisfy claims.

•	Deferral of interest payments would have adverse tax consequences for holders of our subordinated notes and may adversely affect the trading price of the IDSs or any separate trading prices of the subordinated notes.

•	Because of the subordinated nature of the subordinated notes, their holders may not be entitled to be paid in full, if at all, in a bankruptcy, liquidation or reorganization or similar proceeding.

•	The guarantees of the subordinated notes by our subsidiaries may not be enforceable.

•	Seasonality and variability of our businesses may cause volatility in the market value of our IDSs and may hinder our ability to make timely distributions on the IDSs.

•	The U.S. federal income tax consequences of the purchase, ownership and disposition of IDSs are unclear.

•	The Internal Revenue Service (IRS) may not view the interest rate on the subordinated notes as an arm’s length rate.

•	The IRS might seek to recharacterize our subordinated notes as equity, which would cause our interest payments not to be deductible for tax purposes. This could create a significant tax liability for which we have not reserved.

•	The price of the IDSs may fluctuate substantially, which could negatively affect IDS holders.

•	Future sales or the possibility of future sales of a substantial amount of IDSs, shares of our common stock or our subordinated notes may depress the price of our outstanding IDSs and the shares of our common stock and our subordinated notes.

•	If attendance or the number of events held at our clients’ facilities significantly decreases, our net sales and cash flow may significantly decline.

•	The pricing and termination provisions of our contracts may constrain our ability to recover costs and to make a profit on our contracts.

•	We have a history of losses and may experience losses in the future.

•	We may not be able to recover our capital investments in clients’ facilities, which may significantly reduce our profits or cause losses.

•	If the sports team tenant of a facility we serve relocates or the ownership of a facility we serve changes, we may lose the contract for that facility.

•	If we were to lose any of our largest clients, our results of operations could be significantly harmed.

•	A contraction of MLB that eliminates any of the teams playing in any of the facilities we serve would likely have a material adverse effect on our results of operations.

•	We may not have sufficient funds available to make capital investments in clients’ facilities necessary to maintain these relationships or to obtain new accounts.

•	An increase in capital investments or commissions to renew client relationships may lower our operating results for such facilities.

•	Our historical rapid growth rates may not be indicative of future results, given the limitations set under our current capital structure and dividend policy and our reliance on other financing sources.

•	If labor or other operating costs increase, we may not be able to make a corresponding increase in the prices of our products and services and our profitability may decline significantly.

•	We could incur costs defending against claims involving violations of wage and hour laws.

•	We may incur significant liabilities or reputational harm if claims of illness or injury associated with our service of food and beverage to the public are brought against us.

•	The loss of any of our liquor licenses or permits could adversely affect our ability to carry out our business.

•	If one of our employees sells alcoholic beverages to an intoxicated or minor patron, we may be liable to third parties for the acts of the patron.

•	If we fail to comply with applicable governmental regulations, we may become subject to lawsuits and other liabilities or restrictions on our operations which could significantly reduce our net sales and cash flow and undermine the growth of our business.

•	We are subject to litigation, which, if determined adversely, could be material.

•	We may be subject to potential environmental liabilities.

•	We depend on a relatively small executive management team and the loss of any of them could adversely affect our business.

•	We could incur significant liability for withdrawing from multi-employer pension plans.

•	If we fail to remain competitive within our industry, we will not be able to maintain our clients or obtain new clients, which would materially adversely affect our financial condition, results of operations and liquidity.

•	Our net sales could decline if there were a labor stoppage affecting any of the sports teams at whose facilities we provide our services.

•	An outbreak or escalation of any insurrection or armed conflict involving the United States or any other national or international calamity could significantly harm our business.

•	A terrorist attack on any facility which we serve, particularly large sports facilities, could significantly harm our business, and our contracts do not provide for the recovery by us of our cost in the event of a terrorist attack on a facility.

•	We may not be able to obtain insurance, or obtain insurance on commercially acceptable terms, which could result in a material adverse effect on our financial condition, results of operations or liquidity.

•	Weak economic conditions within the United States could adversely affect our business.
      Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      Interest rate risk — We are exposed to interest rate volatility with regard to our revolving credit facility borrowings. However, as of December 28, 2004 we had no outstanding revolver borrowings. While our term loans and subordinated notes are fixed interest-rate debt obligations, fluctuating interest rates could result in material changes to the fair values of the embedded derivatives. As of December 28, 2004, there is no market or quotable price for our subordinated notes or term loans; therefore it is not practicable to estimate the fair value of debt. The table presents principal cash flows and related interest rates for long-term debt as of December 28, 2004.

	2005	2006	2007	2008	2009	Thereafter	Total

	(In millions)
Fixed rate debt:
Represented by IDSs	—	—	—	—	—	$105.2	$105.2
Average interest rate	—	—	—	—	—	13.5%	—
Term loans	—	—	—	$65.0	—	—	$65.0
Average interest rate	—	—	—	7.24%	—	—	—
      As of December 28, 2004, we had $170.2 million of fixed rate long-term debt, consisting of $105.2 million of the subordinated notes represented by the IDSs and $65.0 million of term loans.
      Market risk — Changing market conditions that influence stock prices could have a negative impact on the value of our liability for derivatives. As of December 28, 2004, a charge of $2.0 million was recorded to our consolidated statement of operations to mark to market our derivatives. A $1.00 fluctuation in the price of our IDS units would result in an approximate $0.5 million to $0.6 million change in our liability for derivatives.
      As of December 28, 2004, there were no material changes, except as discussed above, in the quantitative and qualitative disclosures about market risk from the information presented in our Form 10-K for the year ended December 30, 2003.

Item 8.	Financial Statements and Supplementary Data
CENTERPLATE, INC.

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2
CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 30, 2003 AND DECEMBER 28, 2004 AND FOR THE THREE YEARS IN THE PERIOD ENDED DECEMBER 28, 2004:
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-5
Consolidated Statements of Stockholders’ Equity (Deficiency) and Comprehensive Income (Loss)	F-6
Consolidated Statements of Cash Flows	F-7
Notes to Consolidated Financial Statements	F-9
EX-10.2: CENTERPLATE DEFERRED COMPENSATION PLAN
EX-12.1: COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
EX-21.1: SUBSIDIARIES
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Centerplate, Inc.:
      We have audited the accompanying consolidated balance sheets of Centerplate, Inc. and subsidiaries (the “Company”) as of December 30, 2003 and December 28, 2004, and the related consolidated statements of operations, stockholders’ equity (deficiency) and comprehensive income (loss), and cash flows for each of the three years in the period ended December 28, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Centerplate, Inc. and subsidiaries at December 30, 2003 and December 28, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December  28, 2004, in conformity with accounting principles generally accepted in the United States of America.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 28, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Charlotte, North Carolina
March 3, 2005

CENTERPLATE, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 30, 2003 AND DECEMBER 28, 2004

	December 30,	December 28,
	2003	2004

	(In thousands, except share
	data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,929	$24,777
Restricted cash	13,628	—
Accounts receivable, less allowance for doubtful accounts of $348 and $495 at December 30, 2003 and December 28, 2004, respectively	17,737	21,876
Merchandise inventories	14,865	16,549
Prepaid expenses and other	3,322	3,315
Deferred tax asset	4,121	5,238

Total current assets	76,602	71,755

PROPERTY AND EQUIPMENT:
Leasehold improvements	45,828	43,635
Merchandising equipment	54,635	57,435
Vehicles and other equipment	9,791	11,532
Construction in process	168	32

Total	110,422	112,634
Less accumulated depreciation and amortization	(57,671)	(64,412)

Property and equipment, net	52,751	48,222

OTHER LONG-TERM ASSETS:
Contract rights, net	101,512	87,981
Restricted cash	8,420	8,420
Cost in excess of net assets acquired	46,457	41,142
Deferred financing costs, net	13,017	11,707
Trademarks	17,274	17,523
Deferred tax asset	2,790	8,259
Other	3,450	4,037

Total other long-term assets	192,920	179,069

TOTAL ASSETS	$322,273	$299,046

See notes to consolidated financial statements.

CENTERPLATE, INC.
CONSOLIDATED BALANCE SHEETS — (Continued)
DECEMBER 30, 2003 AND DECEMBER 28, 2004

	December 30,	December 28,
	2003	2004

	(In thousands, except share
	data)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term note payable	$4,000	$—
Current maturities of long-term debt	12,250	—
Accounts payable	18,054	19,103
Accrued salaries and vacations	11,297	11,237
Liability for insurance	4,537	5,777
Accrued taxes, including income taxes	3,947	4,543
Accrued commissions and royalties	14,053	15,702
Liability for derivatives	2,654	4,655
Accrued interest	1,566	552
Accrued dividends	1,982	1,487
Advance deposits	2,023	3,737
Other	3,059	3,450

Total current liabilities	79,422	70,243

LONG-TERM LIABILITIES:
Long-term debt	170,245	170,245
Liability for insurance	4,245	5,681
Other liabilities	699	651

Total long-term liabilities	175,189	176,577

COMMITMENTS AND CONTINGENCIES
COMMON STOCK WITH CONVERSION OPTION, PAR VALUE $0.01, EXCHANGEABLE FOR SUBORDINATED DEBT, NET OF DISCOUNT	14,035	14,352

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value — authorized: 100,000,000 shares;
issued: 18,463,995 shares without conversion option; outstanding: 18,463,995 shares without conversion option	185	185
issued: 21,531,152 shares with conversion option; outstanding: 4,060,997 shares with conversion option	215	215
Additional paid-in capital	218,598	218,331
Accumulated deficit	(44,655)	(60,492)
Accumulated other comprehensive income	224	575
Treasury stock — at cost (17,470,153 shares)	(120,940)	(120,940)

Total stockholders’ equity	53,627	37,874

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$322,273	$299,046

See notes to consolidated financial statements.

CENTERPLATE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2002, DECEMBER 30, 2003 AND DECEMBER 28, 2004

	December 31,	December 30,	December 28,
	2002	2003	2004

	(In thousands, except per share data)
Net sales	$577,162	$616,057	$607,154
Cost of sales	470,929	503,986	492,462
Selling, general and administrative	55,257	59,591	61,540
Depreciation and amortization	26,185	27,119	26,644
Transaction related expenses	597	2,577	—
Contract related losses	699	831	411

Operating income	23,495	21,953	26,097
Interest expense	20,742	32,763	25,010
Other income, net	(1,556)	(55)	(266)

Income (loss) before income taxes	4,309	(10,755)	1,353
Income tax benefit	(187)	(6,337)	(967)

Net income (loss)	4,496	(4,418)	2,320
Accretion of conversion option	—	—	(317)

Net income (loss) available to common stockholders with or without the conversion option	$4,496	$(4,418)	$2,003

Basic Net Income (Loss) per share with conversion option	$—	$(0.31)	$0.17

Diluted Net Income (Loss) per share with conversion option	$—	$(0.31)	$0.17

Basic Net Income (Loss) per share without conversion option	$0.33	$(0.31)	$0.09

Diluted Net Income (Loss) per share without conversion option	$0.33	$(0.31)	$0.09

Weighted average shares outstanding with conversion option	—	364,738	4,060,997
Weighted average shares outstanding without conversion option	13,612,829	13,898,426	18,463,995

Total weighted average shares outstanding	13,612,829	14,263,164	22,524,992

Dividends declared per share	$—	$0.09	$0.79

See notes to consolidated financial statements.

CENTERPLATE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2002, DECEMBER 30, 2003, AND DECEMBER 28, 2004

	Common	Common	Common				Accumulated
	Shares	Stock	Shares	Common			Other
	without	without	with	Stock with	Additional		Comprehensive		Loans to
	Conversion	Conversion	Conversion	Conversion	Paid-In	Accumulated	Income	Treasury	Related
	Option	Option	Option	Option	Capital	Deficit	(Loss)	Stock	Parties	Total

	(In thousands, except share data)
Balance, January 1, 2002	—	—	21,531,152	215	66,637	(26,062)	(471)	(49,500)	(1,079)	(10,260)
Noncash compensation	—	—	—	—	565	—	—	—	—	565
Loans to related parties	—	—	—	—	—	—	—	—	(96)	(96)
Foreign currency translation	—	—	—	—	—	—	27	—	—	27
Net income	—	—	—	—	—	4,496	—	—	—	4,496

Balance, December 31, 2002	—	—	21,531,152	215	67,202	(21,566)	(444)	(49,500)	(1,175)	(5,268)
Proceeds from IDS issuance, net	18,463,995	185	—	—	151,332	—	—	—	1,241	152,758
Derivative liability	—	—	—	—	—	(2,654)	—	—	—	(2,654)
Common Stock, par value $0.01 exchangeable for subordinated debt, net of discount	—	—	—	—	—	(14,035)	—	—	—	(14,035)
Repurchase of stock	—	—	—	—	—	—	—	(71,440)	—	(71,440)
Noncash compensation	—	—	—	—	64	—	—	—	—	64
Loans to related parties	—	—	—	—	—	—	—	—	(66)	(66)
Foreign currency translation	—	—	—	—	—	—	668	—	—	668
Dividends declared	—	—	—	—	—	(1,982)	—	—	—	(1,982)
Net loss	—	—	—	—	—	(4,418)	—	—	—	(4,418)

Balance, December 30, 2003	18,463,995	185	21,531,152	215	218,598	(44,655)	224	(120,940)	—	53,627
Payment of issuance costs	—	—	—	—	(267)	—	—	—	—	(267)
Foreign currency translation	—	—	—	—	—	—	351	—	—	351
Accretion of conversion option	—	—	—	—	—	(317)	—	—	—	(317)
Dividends declared	—	—	—	—	—	(17,840)	—	—	—	(17,840)
Net income	—	—	—	—	—	2,320	—	—	—	2,320

Balance, December 28, 2004	18,463,995	$185	21,531,152	$215	$218,331	$(60,492)	$575	$(120,940)	$—	$37,874

	December 31,	December 30,	December 28,
	2002	2003	2004

Net income (loss)	$4,496	$(4,418)	$2,320
Other comprehensive income — foreign currency translation adjustment	27	668	351

Comprehensive income (loss)	$4,523	$(3,750)	$2,671

See notes to consolidated financial statements.

CENTERPLATE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, DECEMBER 30, 2003, AND DECEMBER 28, 2004

	Years Ended

	December 31,	December 30,	December 28,
	2002	2003	2004

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,496	$(4,418)	$2,320
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,185	27,119	26,644
Amortization of deferred financing costs	1,431	6,906	1,814
Contract related losses	699	831	411
Noncash compensation	565	64	—
Derivative noncash interest	—	—	2,001
Deferred tax change	—	(6,178)	(1,272)
(Gain) loss on disposition of assets	70	(69)	103
Other	27	668	351
Changes in assets and liabilities:
Decrease (increase) in assets:
Accounts receivable	1,898	(1,080)	(4,139)
Merchandise inventories	(461)	(1,183)	(1,684)
Prepaid expenses	115	(970)	7
Other assets	(1,920)	1,525	(1,412)
Increase (decrease) in liabilities:
Accounts payable	(1,147)	1,974	(617)
Accrued salaries and vacations	137	2,614	(60)
Liability for insurance	2,670	2,340	2,676
Accrued commissions and royalties	1,726	426	155
Other liabilities	2,082	(3,410)	1,141

Net cash provided by operating activities	38,573	27,159	28,439

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,901)	(7,904)	(7,969)
Proceeds from sale of property and equipment	2,515	585	809
Purchase of contract rights	(37,660)	(16,029)	(15,900)
Return of unamortized capital investment	—	—	16,531

Net cash used in investing activities	(45,046)	(23,348)	(6,529)

See notes to consolidated financial statements.

CENTERPLATE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
YEARS ENDED DECEMBER 31, 2002, DECEMBER 30, 2003, AND DECEMBER 28, 2004

	Years Ended

	December 31,	December 30,	December 28,
	2002	2003	2004

	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) — revolving loans	$2,250	$(11,000)	$(4,000)
Principal payments on long-term debt	(1,150)	(110,400)	—
Proceeds from issuance of long-term debt	—	65,000	—
Proceeds from issuance of stock, net	—	151,517	—
Proceeds from issuance of subordinated notes	—	105,245	—
Payment of existing subordinated notes	—	(87,750)	(12,250)
Repurchase of stock	—	(71,440)	—
Proceeds from loans to related parties	—	1,241	—
Payments of debt issuance costs	—	(12,837)	(267)
Restricted cash	—	(22,048)	13,628
Principal payments on capital lease obligations	(267)	—	—
Payments of financing costs	—	—	(504)
Increase in bank overdrafts	968	1,282	1,666
Loans to related parties	(96)	(66)	—
Dividend payments	—	—	(18,335)

Net cash provided by (used in) financing activities	1,705	8,744	(20,062)

INCREASE (DECREASE) IN CASH	(4,768)	12,555	1,848
CASH AND CASH EQUIVALENTS:
Beginning of year	15,142	10,374	22,929

End of year	$10,374	$22,929	$24,777

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$18,493	$35,029	$22,209

Income taxes paid	$188	$125	$124

SUPPLEMENTAL NON CASH FLOW INVESTING AND FINANCING ACTIVITIES:
Reduction in cost of net assets acquired due to the recognition of acquired tax assets	$—	$—	$5,314

Capital investment commitment	$—	$—	$1,744

Dividends declared and unpaid	$—	$1,982	$1,487

See notes to consolidated financial statements.

CENTERPLATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, DECEMBER 30, 2003 AND DECEMBER 28, 2004

1.	GENERAL
      Centerplate, Inc. (formerly Volume Services America Holdings, Inc., “Centerplate” and together with its subsidiaries, the “Company”) is a holding company, the principal assets of which are the capital stock of its subsidiary, Volume Services America, Inc. (“Volume Services America”). Volume Services America is also a holding company, the principal assets of which are the capital stock of its subsidiaries, Volume Services, Inc. (“Volume Services”) and Service America Corporation (“Service America”).
      On February 11, 2003, the Company announced that it changed the trade name for its operating businesses from Volume Services America to Centerplate and on October 13, 2004, the securityholders of the Company approved a resolution to change the Company’s legal name from Volume Services America Holdings, Inc. to Centerplate, Inc.
      The Company is in the business of providing specified concession services, including catering and novelty merchandise items at stadiums, sports arenas, convention centers and other entertainment facilities at various locations in the United States and Canada. At December 28, 2004, the Company had 133 contracts to provide these services which were generally obtained through competitive bids. In most instances, the Company has the right to provide these services in a particular location for a period of several years, with the duration of time often a function of the required investment in facilities or other financial considerations. The contracts vary in length generally from 1 to 20 years. Certain of the contracts contain renewal clauses.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      Principles of Consolidation — The consolidated financial statements include the accounts of Centerplate and its wholly owned subsidiary, Volume Services America, and its wholly owned subsidiaries, Volume Services and Service America. All significant intercompany transactions have been eliminated.
      Fiscal Year — The Company has adopted a 52-53 week period ending on the Tuesday closest to December 31 as its fiscal year end. The 2002, 2003, and 2004 fiscal years consisted of 52 weeks.
      Cash and Cash Equivalents — The Company considers temporary cash investments purchased with an original maturity of three months or less to be cash equivalents.
      Restricted Cash — At December 30, 2003, restricted cash included approximately $13,600,000 recorded in current assets set aside to retire $12,250,000 in senior subordinated notes during 2004 plus accrued interest (see Note 4). At December 30, 2003 and December 28, 2004 restricted cash included approximately $8,420,000 recorded in other assets representing five months of interest on the Company’s subordinated notes, plus $2,500,000. In addition, beginning in January 2005, the Company must restrict $60,000 per month for the life of the current credit agreement entered into in December 2003 (see Note 4). Such funds are restricted from the Company’s use until term loans have been repaid.
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
      Merchandise Inventories — Merchandise inventories consist of food, beverage, team and other merchandise. Inventory is valued at the lower of cost or market, determined on the first-in, first-out basis. Merchandise inventory is net of a reserve of $151,000 and $202,000, respectively, as of December 30, 2003 and December 28, 2004.

CENTERPLATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Contract Rights — Contract rights, net of accumulated amortization, consist primarily of certain direct incremental costs incurred by the Company in obtaining or renewing contracts with clients and the adjustment to fair value of contract rights acquired in the acquisitions of Volume Services in 1995 and Service America in 1998. These costs are amortized over the initial term of the contract. Accumulated amortization was approximately $47,838,000 at December 30, 2003 and $56,598,000 at December 28, 2004. Amortization expense for fiscal 2005 through 2009 is estimated to be approximately $14,703,000, $13,005,000, $11,937,000, $7,376,000, and $6,457,000, respectively.
      Cost in Excess of Net Assets Acquired and Trademarks — During fiscal 2003, the Company incurred approximately $225,000 of costs associated with the change of its trade name to Centerplate. Such costs were included in Trademarks and are subject to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. During fiscal 2004, the Company reduced cost in excess of net assets acquired by approximately $5,314,000 as a result of the recognition of tax benefits associated with the Service America net operating loss carryforwards and federal tax credits (see Note 5).
      As of January 2, 2002, the Company adopted SFAS No. 142. With the adoption of SFAS No. 142, cost in excess of net assets acquired and trademarks were no longer subject to amortization, rather they are subject to at least an annual assessment for impairment by applying a fair value based test. The Company completed the impairment tests required by SFAS No. 142 including the annual impairment test on March 30, 2004, which did not result in an impairment charge. Accumulated amortization for cost in excess of net assets acquired and trademarks were approximately $6,748,000 and $3,551,000, respectively at both December 30, 2003 and December 28, 2004.
      Deferred Financing Costs — Deferred financing costs are being amortized as interest expense over the life of the respective debt using the effective interest method. As a result of the Company’s repurchase of the Company’s 1999 subordinated notes, at December 30, 2003 all existing deferred financing costs were written off except for approximately $301,000 (net of accumulated amortization of approximately $462,000) associated with the untendered 1999 subordinated notes (see Note 4) . The Company incurred approximately $12,837,000 in deferred financing cost associated with the Income Deposit Securities (“IDSs”) issuance and new credit facility in fiscal 2003. In fiscal 2004, the remaining deferred financing costs of $301,000 associated with the 1999 subordinated notes were written off when the notes were repaid in March. In addition, the Company paid approximately $380,000 in deferred financing costs related to the 2003 credit facility and approximately $124,000 related to the contemplated refinancing of the Company’s current credit agreement in 2004 (see Note 15). At December 30, 2003 and December 28, 2004, accumulated amortization of the deferred financing costs on the IDSs and 2003 credit facility was approximately $121,000 and $1,635,000.
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

CENTERPLATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
identifiable intangibles, is based on the estimated fair value of the asset determined by future discounted net cash flows.
      Accounting Treatment for IDSs, Common Stock Owned by Initial Equity Investors and Derivative Financial Instruments — The Company’s IDSs include common stock and subordinated notes, the latter of which has three embedded derivative features. The embedded derivative features include a call option, a change of control put option, and a term-extending option on the notes. The call option allows the Company to repay the principal amount of the subordinated notes after the fifth anniversary of the issuance, provided that the Company also pays all of the interest that would have been paid during the initial 10-year term of the notes, discounted to the date of repayment at a risk-free rate. Under the change of control put option, the holders have the right to cause the Company to repay the subordinated notes at 101% of face value upon a change of control, as defined in the subordinated note agreement. The term-extending option allows the Company to unilaterally extend the term of the subordinated notes for two five-year periods at the end of the initial 10-year period provided that it is in compliance with the requirements of the indenture. The Company has accounted for these embedded derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. Based on SFAS No. 133, as amended and interpreted, the call option and the change of control put option are required to be separately valued. As of December 30, 2003 and December 28, 2004, these embedded derivatives were fair valued and determined to be insignificant. The term extending option was determined to be inseparable from the underlying subordinated notes. Accordingly, it will not be separately accounted for in the current or future periods.
      In connection with the Initial Public Offering (“IPO”), those investors who held stock prior to the IPO (the “Initial Equity Investors”) entered into an amended and restated stockholders agreement, which provides that, upon any post-offering sale of common stock by the Initial Equity Investors, at the option of the Initial Equity Investors, the Company will exchange a portion of it’s common stock for subordinated notes at an exchange rate of $9.30 principal amount of subordinated notes for each share of common stock (so that, after such exchange, the Initial Equity Investors will have shares of common stock and subordinated notes in the appropriate proportions to represent integral numbers of IDSs). The Company has concluded that the portion of the Initial Equity Investor’s common stock exchangeable for subordinated debt should be classified on its consolidated balance sheet according to the guidance provided by Accounting Series Release No. 268 (FRR Section 211), Redeemable Preferred Stocks. Accordingly, at December 30, 2003 and December 28, 2004, the Company has recorded $14.0 million and $14.4 million, respectively, as “Common stock with conversion option exchangeable for subordinated debt, net of discount” on the balance sheet. This amount was accreted to the face amount due of $14.4 million using the effective interest method over the life of the Initial Equity Investors minimum required 180-day holding period. The accretion of approximately $317,000 in fiscal 2004 was a deemed dividend to the Initial Equity Investors. In addition, the Company has determined that the option conveyed to the Initial Equity Investors to exchange common stock for subordinated debt in order to form IDSs is an embedded derivative in accordance with SFAS No. 133. As of December 30, 2003 and December 28, 2004, the Company has recorded a liability for the fair value of this embedded derivative of approximately $2.7 million and $4.7 million, respectively. This option is fair-valued each reporting period with the change in the fair value recorded in interest expense in the accompanying consolidated statement of operations.
      The common stock held by the Initial Equity Investors has been treated as a separate class of common stock for presentation of earnings per share at December 28, 2004. Although the common stock held by the Initial Equity Investors is part of the same class of stock as the common stock included in the IDSs for purposes of Delaware corporate law, the right to convert that is granted in our amended and restated stockholders agreement as described above causes the stock held by the Initial Equity Investors to have features of a separate class of stock for accounting purposes. The deemed dividend of approximately $317,000 conveyed to the Initial Equity Investors discussed above requires a two class earnings per share calculation.

CENTERPLATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accordingly, at December  28, 2004, the Company has shown separate earnings per share for the stock held by the Initial Equity Investors and the stock included in the IDSs.
      Insurance — At the beginning of fiscal 2002, the Company adopted a high deductible insurance program for general liability, auto liability, and workers’ compensation risk. From fiscal 1999 through 2001, the Company had been a premium-based insurance program for general liability, automobile liability and workers’ compensation risk. Management establishes a reserve for the deductible and self-insurance considering a number of factors, including historical experience and an actuarial assessment of the liabilities for reported claims and claims incurred but not reported. The self-insurance liabilities for estimated incurred losses were discounted (using rates between 1.46 percent and 4.29 percent at December 30, 2003 and 2.18 percent and 4.02 percent at December 28, 2004), to their present value based on expected loss payment patterns determined by experience. The total discounted self-insurance liabilities recorded by the Company at December 30, 2003 and December 28, 2004 were $7,734,000 and $9,714,000, respectively. The related undiscounted amounts were $8,232,000 and $10,344,000, respectively.
      The employee health self-insurance liability is based on claims filed and estimates for claims incurred but not reported. The total liability recorded by the Company at December 30, 2003 and December 28, 2004 was $1,319,000 and $1,450,000, respectively.
      Cash Overdrafts — The Company has included in accounts payable on the accompanying consolidated balance sheets cash overdrafts totaling approximately $8,864,000 and $10,531,000 at December 30, 2003 and December 28, 2004, respectively.
      Dividends — Beginning in January of 2004, the Company has paid monthly dividends. The total liability recorded for dividends declared but unpaid as of December 30, 2003 and December 28, 2004 was approximately $1,982,000 and $1,487,000, respectively.
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
      Transaction Related Expenses — Transaction related expenses in fiscal year 2002 consist primarily of expenses incurred in connection with the structuring and evaluation of financing and recapitalization strategies. Transaction related expenses in fiscal 2003 include certain expenses related to executive compensation associated with the IPO (see Note 4, Use of Proceeds).
      Interest — Interest expense for fiscal 2003 includes a non-cash charge of approximately $5.3 million representing the write-off of deferred financing costs related to the early extinguishment of debt and $7.2 million in premiums paid related to the repurchase of the 1999 subordinated notes. Interest expense for fiscal 2004 includes $1.2 million in expenses, including $0.3 million of amortization expense, related to the repurchase of the remaining 1999 subordinated notes under the Company’s old 1999 indenture. In addition, in fiscal 2004 the change in the fair value of the Company’s derivatives of approximately $2.0 million was recorded in interest expense.
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

CENTERPLATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Segment Reporting — The combined operations of the Company, consisting of contracts to provide concession services, including catering and novelty merchandise items at stadiums, sports arenas, convention centers and other entertainment facilities, comprise one reportable segment.
      Reclassifications — Certain amounts in 2002 and 2003 have been reclassified, where applicable, to conform to the financial statement presentation used in 2004.
      Noncash Compensation — Prior to December 30, 2003 when all non-recourse loans issued in connection with the exercise of stock options were repaid, the Company had elected to follow the accounting provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees for Stock-Based Compensation. The Company had accounted for existing stock-based compensation relating to the non-recourse loans using the fair value method and applied the disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure”.
      New Accounting Standards — In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective for public companies beginning with the first interim period that begins after June 15, 2005. The Company has reviewed SFAS 123(R) for any impact; however, since the Company does not have any benefit plans which include share-based payments, SFAS 123(R) is not expected to have any impact on the Company’s consolidated financial position or consolidated results of operations.
      In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiary and applies immediately to variable interest entities created after January 31, 2003. In December 2003, the FASB revised certain provisions of FIN 46 and modified the effective date for all variable interest entities existing before January 31, 2003 to the first period ending after March 15, 2004, except in the case of special purpose entities. The adoption of FIN 46 did not impact the Company’s consolidated financial position or consolidated results of operations.

3.	SIGNIFICANT RISKS AND UNCERTAINTIES
      Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s most significant financial statement estimates include the estimate of the recoverability of contract rights and related assets, potential litigation claims and settlements, the liability for the self-insured portion of claims, the valuation allowance for deferred tax assets and the allowance for doubtful accounts. Actual results could differ from those estimates.
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
      Concentrations of credit risk with respect to accounts receivable are limited due to many customers comprising the Company’s customer base and their dispersion across different geographic areas. For the fiscal years ended December 31, 2002, December 30, 2003, and December 28, 2004, the Company had one contract that accounted for approximately 8.6%, 10.2%, and 10.5% of net sales, respectively.

CENTERPLATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s revenues and earnings are dependent on various factors such as attendance levels and the number of games played by the professional sports teams which are tenants at facilities serviced by the Company, which can be favorably impacted if the teams qualify for post-season play, or adversely affected if there are stoppages such as strikes by players of the teams.

4.	DEBT
      Long-term debt consists of the following:

	2003	2004

	(In thousands)
VSA senior subordinated notes — Issued in 1999	$12,250	$—
Term Loans — 2003 Credit Agreement	65,000	65,000
Revolving loans — 2003 Credit Agreement	4,000	—
Centerplate subordinated notes — Issued in 2003	105,245	105,245

	186,495	170,245
Less — current portion of long-term debt	(16,250)	—

Total long-term debt	$170,245	$170,245

      1998 Credit Agreement — On December 3, 1998, Volume Services America (the “Borrower”) entered into a credit agreement, which provided for $160,000,000 in term loans, consisting of $40,000,000 of Tranche A term loans (“Term Loan A”) and $120,000,000 of Tranche B term loans (“Term Loan B” and together with Term Loan A, the “Term Loans”) and a $75,000,000 revolving credit facility. Borrowings under the Term Loans were used to repay in full all outstanding indebtedness of Volume Services and Service America under their then existing credit facilities and to pay fees and expenses incurred in connection with the acquisition of Service America and the credit agreement. Borrowings under the credit facility were secured by substantially all the assets of Centerplate and the majority of its subsidiaries, including Volume Services and Service America. On March 4, 1999, the $40,000,000 of Term A borrowings and $5,000,000 of Term B borrowings were repaid with the proceeds from the Senior Subordinated Notes Issued in 1999 discussed below. During fiscal 2003, loans outstanding under the 1998 Credit Agreement were repaid with the proceeds from the IPO and the 2003 credit agreement.
      Senior Subordinated Notes Issued in 1999 — On March 4, 1999, Volume Services America completed a private placement of 11.25% Senior Subordinated Notes in the aggregate principal amount of $100 million. On September 30, 1999, the Company exchanged the Senior Subordinated Notes for notes which were registered under the Securities Act of 1933. The notes were to mature on March 1, 2009 and interest was payable on March 1 and September 1 of each year, beginning on September 1, 1999. Such notes were unsecured, were subordinated to all the existing debt and any future debt of Volume Services America, ranked equally with all of the other senior subordinated debt of Volume Services America, and senior to all of Volume Services America’s existing and subordinated debt. Furthermore, the debt was guaranteed by Centerplate and all of the subsidiaries of Volume Services America, except for certain non-wholly owned U.S. subsidiaries and one non-U.S. subsidiary. The proceeds of the notes were used to (i) repay $40,000,000 of Term A Borrowings and $5,000,000 of Term B Borrowings, (ii) fund the repurchase by Centerplate of 7,918,323 shares of Centerplate’s common stock for $49,500,000 and the repayment by Centerplate of a $500,000 note in favor of GE Capital and (iii) pay fees and expenses incurred in connection with the notes and the consent from lenders to an amendment to the Credit Agreement.
      As of December 30, 2003, $87,750,000 of the senior subordinated notes were repaid with the proceeds of the initial public offering and the 2003 credit agreement with the remaining $12,250,000 balance repaid on March 1, 2004 at a price equal to 105.625% of the principal amount plus accrued interest. As of December 30,

CENTERPLATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2003, approximately $13.6 million in proceeds from the IPO were set aside to fund the March 2004 redemption including accrued interest. Such amount was recorded in current assets as restricted cash.
      Initial Public Offering — On December 4, 2003, Centerplate’s registration statement on Form S-1 in respect of a proposed IPO of IDS was declared effective by the Securities and Exchange Commission. Each IDS represents one share of common stock and a 13.5% subordinated note with a $5.70 principal amount and the proceeds were allocated to the underlying stock or subordinated notes based upon the relative fair values of each. Trading of the IDSs began on the American Stock Exchange on December 5, 2003 and on the Toronto Stock Exchange on December 8, 2003. On December 10, 2003, the IPO transaction closed and the Company simultaneously entered into a new senior credit facility (see 2003 Credit Agreement). From the IPO transaction, the Company raised approximately $251,800,000 on December 10, 2003 and an additional $25,200,000 on December 16, 2003 in connection with the underwriters over-allotment option.
      2003 Credit Agreement — On December 10, 2003, Volume Services America (the “Borrower”) entered into a credit agreement which provided for $65,000,000 in fixed rate term loans and a $50,000,000 revolving credit facility (“the Revolving Credit Facility”). The term loans bear interest at a fixed rate of 7.24% and mature on June 10, 2008. The Revolving Credit Facility allows the Company to borrow up to $50,000,000 and includes a sub-limit of $35,000,000 for letters of credit which reduce availability under the Revolving Credit Facility and a sub-limit of $5,000,000 for Swingline Loans. Under the Swingline sub-limit, advances will be provided for up to five business days and with respect to any loans not repaid prior to the fifth business day, they will automatically convert to a revolver loan. Revolving loans must be repaid at the Revolving Credit Facility maturity date and are subject to an annual clean-up period. During the annual clean-up period the revolving credit exposure is reduced to zero during at least one consecutive thirty day period beginning during fiscal 2004. The credit agreement provides that any letter of credit amounts outstanding as of the commencement of the annual clean-up period are permitted to remain outstanding during the annual clean-up period. The Revolving Credit Facility will mature on December 10, 2006. At December 30, 2003, $4,000,000 in Revolving Loans were outstanding under the Revolving Credit Facility. At December 30, 2003 and December 28, 2004, approximately $20,250,000 and $18,722,000, respectively, of letters of credit were outstanding but undrawn. Borrowings under the Revolving Credit Facility bear interest at floating rates based upon the interest rate option elected by the Company subject to adjustment based on the Company’s leverage ratio. The weighted average interest rate at December 30, 2003 was 5.29% for the Revolving Credit Facility. At December 28, 2004, the Company had no outstanding revolving loans.
      The credit agreement calls for mandatory prepayment of the loans under certain circumstances and optional prepayment without penalty. There are further provisions that limit the ability of the Company to make interest payment on the Senior Subordinated Notes Issued in 2003 and dividend payments if it is not in compliance with certain financial covenants, including a maximum total leverage ratio, a maximum senior leverage ratio and an interest coverage ratio. At December 30, 2003 and December 28, 2004, the Company was in compliance with all covenants. The credit agreement also contains provisions that limit the Company’s capital expenditures.
      Subordinated Notes Issued in 2003 — During December 2003, as part of the IPO, Centerplate issued $105,245,000 in 13.50% subordinated notes. The notes mature on December 10, 2013 and are subject to extension by two successive five year terms at the Company’s option provided that certain financial conditions are met. Interest on the notes is payable on the twentieth day of each month. Such notes are unsecured, are subordinated to all the existing debt and any future debt of Volume Services America, and rank equally with all of the other debt of Volume Services America. Furthermore, the debts are jointly and severally guaranteed by all of the subsidiaries of Centerplate, except for certain non-wholly owned U.S. subsidiaries and one non-U.S. subsidiary.
      Use of Proceeds — The proceeds of the term loans and notes issued in 2003 were combined with proceeds from the IPO and were used to (i) repay $116,828,000 outstanding under the 1998 Credit Agreement,

CENTERPLATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(ii) repay $87,750,000 of Senior Subordinated Notes issued in 1999, (iii) establish cash reserves of $22,048,000 including $8,420,000 in long-term restricted cash (see Note 2, Restricted Cash) for the benefit of the new lenders and $13,628,000 to repurchase the remaining Senior Subordinated Notes issued in 1999, (iv) repurchase common stock from the investors in the amount of $71,440,000 and (v) pay fees and expenses incurred in connection with the initial public offering, the 2003 Credit Agreement and the notes issued in 2003.
      Aggregate annual maturities of long-term debt at December 28, 2004 are as follows (in thousands):

2005	—
2006	—
2007	—
2008	$65,000
2009	—
Thereafter	105,245

Total	$170,245

5.	INCOME TAXES

	2003	2004

	(In thousands)
Deferred tax liabilities:
Intangibles (goodwill, contract rights and trademarks)	$(5,298)	$(6,489)
Differences between book and tax basis of property	(1,569)	(1,804)
Other	(875)	(445)

	(7,742)	(8,738)

Deferred tax assets:
Bad debt reserves	108	154
Inventory reserves	60	186
Other reserves and accrued liabilities	3,963	5,597
General business and AMT credit carryforwards	5,167	7,988
Accrued compensation and vacation	2,314	1,333
Net operating loss carryforward	3,041	6,977

	14,653	22,235
Net deferred tax asset	$6,911	$13,497

Net deferred tax asset is recognized as follows in the accompanying 2003 and 2004 consolidated balance sheets:
Current deferred tax asset	$4,121	$5,238
Noncurrent deferred tax asset	2,790	8,259

Net deferred tax asset	$6,911	$13,497

      At December 28, 2004, the Company has approximately $18,309,000 of federal net operating loss carryforwards. The net operating loss carryforwards expire in various periods between 2011 and 2023. The Company’s future ability to utilize its net operating loss carryforward is limited to some extent by Section 382 of the Internal Revenue Code of 1986, as amended. At December 28, 2004, the Company has approximately

CENTERPLATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$7,988,000 of federal tax credit carryforwards. These carryforwards expire in various periods between 2007 and 2024. The Internal Revenue Service has completed its examination of the Company’s Federal income tax return for the year ended December 31, 2002, and the years prior to 2001 have been closed. As a result, the Company has adjusted its reserve for potential tax assessments to reflect the results of the examination. In addition, the tax assets associated with certain Service America net operating loss carryforwards and federal tax credits have been recognized by the Company and reduced cost in excess of net assets acquired.
      The Company does not have a valuation allowance related to the deferred tax asset. Management has concluded, based on a number of factors, that it is more likely than not that the tax benefit of the asset, including the net operating loss and credit carryforwards, will be realized. The amount of net deferred tax assets considered realizable, however, could be reduced in the near term based on changing conditions.
      The components of the benefit for income taxes on income (loss) are as follows (in thousands):

	Fiscal Year Ended

	December 31,	December 30,	December 28,
	2002	2003	2004

	(In thousands)
Current provision (benefit)	$(187)	$(159)	$305
Deferred benefit	—	(6,178)	(1,272)

Total benefit for income taxes	$(187)	$(6,337)	$(967)

      A reconciliation of the provision for income taxes on continuing operations to the federal statutory rate follows:

	Fiscal Year Ended

	December 31,	December 30,	December 28,
	2002	2003	2004

Statutory rate	34%	(34)%	34%
Differences:
State income taxes	2	(4)	20
Nondeductible expenses (meals and entertainment)	2	1	9
Adjustment to valuation allowance	(31)	(9)	—
Non-cash interest expense	—	—	51
Federal tax credits	(5)	(13)	(142)
Reserve for potential tax assessments	(9)	—	(44)
Nondeductible compensation	4	—	—
Other	(1)	—	—

Total benefit for income taxes	(4)%	(59)%	(72)%

      The Company’s effective tax rate for fiscal 2004 was significantly impacted by recognizing the tax benefits of current year tax credits, tax expense related to the non-cash interest expense related to the Company’s derivatives and reversals of reserves for potential tax assessments. The Company adjusted its reserve for potential tax assessments to reflect the results of its completed Internal Revenue Service income tax examination for the year ended December 31, 2002.
      The Company has accounted for its issuance of IDS units in December 2003 as representing shares of common stock and the 2003 subordinated notes, by allocating the proceeds for each IDS unit to the underlying stock or subordinated note based upon the relative fair values of each. Accordingly, the portion of the aggregate IDSs outstanding that represents subordinated notes has been accounted for by the Company as

CENTERPLATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
long-term debt bearing a stated interest rate of 13.5% maturing on December 10, 2013. During the year ended December 28, 2004, the Company has deducted interest expense of approximately $14,208,000 on the 2003 subordinated notes from taxable income for U.S. federal and state income tax purposes. There can be no assurances that the Internal Revenue Service or the courts will not seek to challenge the treatment of these notes as debt or the amount of interest expense deducted, although to date the Company has not been notified that the notes should be treated as equity rather than debt for U.S. federal and state income tax purposes. If the notes were reclassified as equity the cumulative interest expense associated with the notes of approximately $15,037,000 would not be deductible from taxable income. The additional tax due to the federal and state authorities would be approximately $3,600,000 after considering based on the Company’s opinion that it will be able to utilize net operating losses and tax credits to offset a portion of the tax liability. Such reclassification, however, would also cause the Company to utilize at a faster rate more of its deferred tax assets than it otherwise would. The Company has not recorded a liability for the potential disallowance of this deduction.

6.	EQUITY TRANSACTIONS
      Loans to Related Parties — In December 2003, loans to VSI Management Direct L.P. and another partnership which holds a direct and an indirect ownership interest, respectively, in the Company which were used to fund the repurchase of partnership interests from former members of management of the Company were repaid.
      Noncash Compensation — During fiscal 2000, certain management employees purchased units in the two partnerships discussed above. These purchases were financed with nonrecourse loans. The terms of the purchase agreements were such that the issuance of these units resulted in a variable plan, which required the Company to revalue the units at each measurement date for changes in the fair value of the units. The related compensation expense was recorded in selling, general, and administrative expenses in the statement of operations for fiscal years 2002 and 2003. As of December 30, 2003, all non-recourse loans were repaid.

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS
      The estimated fair value of financial instruments and related underlying assumptions are as follows:
      Long-Term Debt — In December 2003, in connection with the IPO and the refinancing of the 1998 Credit Agreement (see Note 4), the Company issued subordinated notes in the amount of $105,245,000 bearing a fixed interest rate of 13.5% and the 2003 credit facility term loans in the amount of $65,000,000 bearing a fixed interest rate of 7.24%. As of December 28, 2004, there is no market or quotable price for the Company’s subordinated notes or term loans and therefore not practicable to estimate the fair value of the debt. The table presents principal cash flows and related average interest rates for the long-term debt as of December 28, 2004:

	2005	2006	2007	2008	2009	Thereafter	Total

	(Dollars in millions)
Fixed rate debt:
Represented by IDSs	—	—	—	—	—	$105.2	$105.2
Average interest rate	—	—	—	—	—	13.50%	—
Term Loans	—	—	—	$65.0	—	—	$65.0
Average interest rate	—	—	—	7.24%	—	—	—
      Current Assets and Current Liabilities — The Company estimates the carrying value of current assets and liabilities to approximate their fair value based upon the nature of the financial instruments and their relatively short duration.

CENTERPLATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	COMMITMENTS AND CONTINGENCIES
      Leases and Client Contracts — The Company operates primarily at its clients’ premises pursuant to written contracts. The length of a contract generally ranges from 1 to 20 years. Certain of these client contracts provide for payment by the Company to the client for both fixed and variable commissions and royalties. Aggregate commission and royalty expense under these agreements was $192,499,000, $208,611,000, and $202,255,000 for fiscal years 2002, 2003, and 2004, respectively. Minimum guaranteed commission and royalty expense was approximately $7,625,000, $7,818,000, and $8,267,000 for fiscal years 2002, 2003, and 2004 respectively.
      The Company leases a number of real properties and other equipment under varying lease terms which are noncancelable. In addition, the Company has numerous month-to-month leases. Rent expense was approximately $1,112,000, $1,151,000 and $1,054,000 in fiscal 2002, fiscal 2003 and fiscal 2004, respectively.
      Future minimum commitments for all operating leases and minimum commissions and royalties due under client contracts are as follows:

		Commissions
	Operating	and
Year	Leases	Royalties

	(In thousands)
2005	$724	$8,010
2006	646	5,883
2007	314	3,323
2008	159	3,167
2009	33	3,088
Thereafter	—	18,033

Total	$1,876	$41,504

      Employment Contracts — The Company has employment agreements and arrangements with its executive officers and certain management personnel. The agreements generally continue until terminated by the executive or the Company, and provide for severance payments under certain circumstances. The agreements include a covenant against competition with the Company, which extends for a period of time after termination for any reason. As of December 28, 2004, if all of the employees under contract were to be terminated by the Company without good cause (as defined) under these contracts, the Company’s liability would be approximately $5.8 million.
      Commitments — Pursuant to its contracts with various clients, the Company is committed to spend approximately $8.5 million during 2005 and $2.9 million during 2006 for property and equipment and contract rights.
      At December 28, 2004, the Company has $6,017,000 of letters of credit collateralizing the Company’s performance and other bonds, and $11,153,000 in letters of credit collateralizing the self-insurance portion of the high deductible policy reserves of the Company, and $1,552,000 in other letters of credit.

CENTERPLATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 28, 2004, the Company has long-term insurance liabilities and other long-term liabilities of approximately $5,681,000 and $651,000, respectively, which were estimated to become payable as follows:

	2006	2007	2008	2009	2010	Thereafter	Total

			(In thousands)
Insurance	2,115	1,579	1,219	285	221	262	5,681
Other	425	86	60	40	40	0	651

Total	$2,540	$1,665	$1,279	$325	$261	$262	$6,332

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
      Litigation — The Company is from time to time involved in various legal proceedings incidental to the conduct of its business. As previously reported, two private corporations, Pharmacia Corp. (“Pharmacia”) and Solutia Inc. (“Solutia”), asserted a claim in the United States District Court for the Southern District of Illinois (the “Court”) under CERCLA against Service America, and other parties for contribution to address past and future remediation costs at a site in Illinois. The site allegedly was used by, among others, a waste disposal business related to a predecessor for which Service America allegedly is responsible. In addition, the United States Environmental Protection Agency, asserting authority under CERCLA, recently issued a unilateral administrative order concerning the same Illinois site naming approximately 75 entities as respondents, including the plaintiffs in the CERCLA lawsuit against Service America and the waste disposal business for which the plaintiffs allege Service America is responsible.
      In December 2004, Service America entered into a Settlement Agreement with Pharmacia and Solutia which settled and resolved all of Service America’s alleged liability regarding the Illinois site. On January 31, 2005, Service America, Pharmacia and Solutia filed a Joint Motion with the Court seeking approval of the Settlement Agreement, dismissing Service America from the case and granting Service America contribution protection to prevent any entity from asserting a contribution claim against Service America with respect to the Illinois site. No objection to the Joint Motion has been filed and Service America anticipates the Joint Motion will be approved shortly.
      As previously reported in the Company’s 2003 Annual Report on Form 10-K, in May 2003 a purported class action entitled Holden v. Volume Services America, Inc. et al. was filed against the Company in the Superior Court of California for the County of Orange by a former employee at one of the California stadiums the Company serves alleging violations of local overtime wage, rest and meal period and related laws with respect to this employee and others purportedly similarly situated at any and all of the facilities we serve in California. The Company had removed the case to the United States District Court for the Central District of California, but in November 2003 the court remanded the case back to the California Superior Court. The purported class action seeks compensatory, special and punitive damages in unspecified amounts, penalties under the applicable local laws and injunctions against the alleged illegal acts. The parties have agreed to non-binding mediation in the first half of 2005. We believe that the Company’s business practices are, and were during the period alleged, in compliance with the law. The Company intends to vigorously defend this case. However, due to the slow progression of this case, we cannot predict its outcome and, if an ultimate ruling is made against the Company, whether such ruling would have a material effect on the Company.
      In August 2004, a second purported class action, Perez v. Volume Services Inc, d/b/a Centerplate, was filed in the Superior Court for Yolo County, California. Perez makes substantially identical allegations to those

CENTERPLATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
in Holden. Consequently, the Company filed a Demurer and the case was stayed on November 9, 2004 pending the resolution of Holden. As in Holden, the Company believes that its business practices are, and were during the period alleged in Perez, in compliance with the law. The Company intends to vigorously defend this case if it were permitted to proceed. At this point however, the status of Perez is too preliminary to assess the likely outcome.
      In addition to the matters described above, there are various claims and pending legal actions against or directly involving Centerplate that are incidental to the conduct of our business. It is the opinion of management, after considering a number of factors, including but not limited to the current status of any pending proceeding (including any settlement discussions), the views of retained counsel, the nature of the litigation, prior experience and the amounts that have accrued for known contingencies, that the ultimate disposition of any of these pending proceedings or contingencies will not have a material adverse effect on our financial condition or results of operations.

9.	RELATED PARTY TRANSACTIONS
      Management Fees — Certain administrative and management functions were provided to the Company by the Blackstone Group and GE Capital, stockholders, through monitoring agreements. The Company paid Blackstone Management Partners II L.P., an affiliate of Blackstone, a fee of $250,000 in fiscal 2002 and $236,000 in fiscal 2003. GE Capital was paid management fees of $167,000 in fiscal year 2002 and $158,000 in fiscal 2003. Such amounts are included in selling, general and administrative expenses. These fees were ceased upon the closing of the IPO.
      In fiscal 2003, Blackstone Group was paid an $875,000 arrangers fee in connection with the IPO. A portion of this amount was capitalized on the Company’s balance sheet as deferred financing costs with the remainder charged to additional paid in capital.
      Leasing Services — GE Capital and its affiliates provide leasing and financing services to the Company. Payments to GE Capital and its affiliates for fiscal years 2002, 2003 and 2004 for such services, net of discounts earned, were approximately $75,000, $47,000 and $36,000, respectively, and are included in selling, general and administrative expenses.
      Financing Commitment Letter — On February 28, 2005, the Company signed a commitment letter with GE Capital wherein GE Capital offers to provide up to $215 million of financing to the Company (see Note 16). In fiscal 2004, the Company paid $100,000 in related fees to GE Capital. The payment was recorded as Deferred Financing Costs.

10.	BENEFIT PLANS
      The Volume Services America 401(k) defined contribution plan covers substantially all the Company’s employees. Employees may contribute up to 50 percent of their eligible earnings and the Company will match 25 percent of employee contributions up to the first six percent of employee compensation, with an additional discretionary match up to 50 percent as determined by the board of directors. The Company’s contributions to the plan were approximately $313,000 in fiscal 2002, $314,000 in fiscal 2003, and $322,000 in fiscal 2004.
      Long-Term Performance Plan — The Company adopted a Long-Term Performance Plan (“the plan”) at a special meeting of security holders held on October 13, 2004. The plan replaces a Long-Term Incentive Plan (“LTIP”) that was adopted in connection with our IPO. No awards were vested, accrued or granted under the LTIP prior to its termination.
      The purpose of the plan is to further our growth and financial success by offering performance incentives to those employees whose responsibilities and decisions directly affect our success. Officers for whom compensation is required to be reported in our proxy statement are eligible to participate in the plan. Awards

CENTERPLATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
may also be made to other key employees and members of senior management. No more than 50 employees may have outstanding awards at any time.
      Awards under the plan are based upon a participant’s attainment of certain performance goals, which are generally measured over a three-year performance period. Target awards will be paid upon a participant’s attainment of certain performance objectives with respect to the specified performance goals. Target awards are generally expressed as a percentage of the participant’s total compensation in the final year of the applicable performance period. As of December 28, 2004, no awards were vested, accrued or granted under the plan.
      Multi-Employer Pension Plans — Certain of the Company’s union employees are covered by multi-employer defined benefit pension plans administered by unions. Under the Employee Retirement Income Security Act (“ERISA”), as amended, an employer upon withdrawal from a multi-employer pension plan is required to continue funding its proportionate share of the plan’s unfunded vested benefits. Amounts charged to expense and contributed to the plans were not significant for the periods presented.

11.	CONTRACT RELATED LOSSES
      The Company reviews the value of contracts for impairment when events or circumstances indicate that they may be impaired. If the estimated future discounted cash flows on such contracts are insufficient to recover the related carrying value of the property and equipment and contract rights associated with each contract, an impairment is recorded. In fiscal 2002, the Company wrote down approximately $0.7 million in contract rights related to a contract. In fiscal 2003, the Company wrote down approximately $0.6 million of contract rights and other assets for certain contracts that have been terminated and approximately $0.2 million for the write-down of property and equipment for a contract which has been assigned to a third party. In fiscal 2004, the Company wrote down approximately $0.1 million of contract rights for a terminated contract, $0.2 million in contract rights and property and equipment for impaired assets related to a contract the Company intends to continue operating, and $0.1 million in property and equipment for a contract that the Company will terminate operations in fiscal 2005.

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
      On April 15, 2002 the Company entered into an employment agreement with Mr. Honig for his services as Chief Executive Officer. The term of the agreement extended until April 14, 2004, subject to automatic one-year extensions unless earlier terminated. On July 23, 2004, the agreement was amended and restated to make certain changes in Mr. Honig’s severance arrangements. The agreement may be terminated by either party at any time for any reason, provided that Mr. Honig must give the Company 60 days’ advance written notice of his resignation. The agreement also may be terminated by the Company for cause or by Mr. Honig for good reason. Mr. Honig’s base salary under the agreement is $450,000, subject to increases at the discretion of the board. Mr. Honig is eligible to earn a bonus pursuant to our annual bonus plan, targeted to be at least 50 percent of his base salary. Mr. Honig is also entitled to participate in all the Company’s employee benefit plans. In the case of termination of his employment by Centerplate without cause or by Mr. Honig for good reason, including upon a change in control of Centerplate, Mr. Honig will receive a severance payment

CENTERPLATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
equal to two times his annual base salary and continued benefits for 18 months following the date of his termination, plus any accrued but unpaid bonus amounts.
      Under the terms of the original agreement, Mr. Honig was to be granted options to purchase up to three percent of our common stock pursuant to a long-term equity incentive plan that was to be implemented within 180 days after the date of the agreement. In the event of certain corporate transactions, such as the Company’s IPO, the Company had guaranteed that these options would have a value at least equal to $1 million. Because the Company did not implement a long-term equity incentive plan and therefore did not grant Mr. Honig these options, pursuant to an amendment to his employment agreement entered into in July of 2003, the Company paid him upon the closing of the IPO the minimum $1 million guaranteed option value to which he was originally entitled. This was recorded in transaction related expenses on the Company’s statement of operations.

14.	STOCK SPLIT
      On December 1, 2003, the Board of Directors authorized and the Company effected on December 2, 2003 a 40,920 (rounded to the nearest share) for 1 split of the common stock. Share and per share amounts for all years presented give effect to this stock split.

15.	DEMAND FOR REGISTRATION
      Under the Registration Rights Agreement between the Company and the Initial Equity Investors, the Company agreed to file a registration statement and undertake a public offering of the remaining interests of the Initial Equity Investors in the Company upon written demand from the Initial Equity Owners. In June 2004, the Initial Equity Investors exercised their demand registration rights and the Company intends to file a registration statement covering the interests of the Initial Equity Investors. The Company has agreed to pay all costs and expenses in connection with such registration, except underwriting discounts and commissions applicable to the securities sold. As of December 28, 2004, the Company has paid approximately $787,000 in related costs which have been recorded as other long-term assets.
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

16.	SUBSEQUENT EVENTS
      On February 28, 2005, Centerplate signed a commitment letter with GE Capital under which GE Capital offers to provide up to $215 million of senior secured financing to Centerplate. While the terms and conditions of the financing have not been finalized, it is expected to be comprised of a $100 million term loan and a $115 million revolving credit facility, both of which will bear interest at a floating rate equal to a margin of 1.5% over a defined prime rate or 3.5% over the London Interbank Borrowing Rate (“LIBOR”), subject to adjustment under various circumstances. The proceeds of the term loan are expected to be used to repay the existing $65 million term loan and any transaction fees and expenses (including a prepayment premium under Centerplate’s existing term loan) and be used for general corporate purposes. The revolving portion of the new credit facility will replace the existing revolving credit facility and is expected to have a $35 million letter of credit sub-limit and a $10 million swing line loan sub-limit both of which will reduce availability. It is expected that the various financial covenants and other requirements affecting the payment of interest on the 2003 notes and dividends on common stock will be no more restrictive than those under the 2003 credit agreement. The term loan portion is expected to mature sixty-six months from the date of closing and will be

CENTERPLATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
subject to an annual thirty day pay down requirement (exclusive of letters of credit and certain specified levels of permitted acquisition related and permitted service contract related revolving credit advances). The revolving credit facility is expected to mature sixty months from the date of closing.
      Centerplate has agreed to pay all reasonable and documented out-of-pocket fees and expenses incurred by GE Capital and its affiliates in connection with the commitment letter and related documentation and GE Capital’s due diligence. These fees and expenses are currently estimated to be approximately $4.7 million, $300,000 of which has already been paid. Centerplate also agreed to indemnify GE Capital and its affiliates against certain liabilities and expenses incurred by them in connection with the commitment letter and certain related matters. The commitment is subject to various conditions, including the completion of GE Capital’s legal due diligence and entry into a mutually satisfactory definitive agreement.

17.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
      Quarterly operating results for the years ended December 30, 2003 and December 28, 2004 are as follows:

	First	Second	Third	Fourth
Year Ended December 30, 2003	Quarter	Quarter	Quarter	Quarter	Total

	(In thousands)
Net sales	$96,900	$172,733	$214,636	$131,788	$616,057
Cost of sales	81,655	140,664	173,378	108,289	503,986
Selling, general, and administrative	13,375	14,177	17,719	14,320	59,591
Depreciation and amortization	6,475	6,895	6,956	6,793	27,119
Transaction related expenses	—	—	—	2,577	2,577
Contract related losses	110	537	—	184	831

Operating income (loss)	(4,715)	10,460	16,583	(375)	21,953
Interest expense, net	5,071	5,124	4,833	17,735	32,763
Other income, net	(5)	(14)	(8)	(28)	(55)

Income (loss) before income taxes	(9,781)	5,350	11,758	(18,082)	(10,755)
Income tax provision (benefit)	(3,236)	2,474	1,084	(6,659)	(6,337)

Net income (loss)	$(6,545)	$2,876	$10,674	$(11,423)	$(4,418)

	First	Second	Third	Fourth
Year Ended December 28, 2004	Quarter	Quarter	Quarter	Quarter	Total

	(In thousands)
Net sales	$98,236	$173,725	$201,066	$134,127	$607,154
Cost of sales	82,147	140,546	161,933	107,836	492,462
Selling, general, and administrative	13,547	15,596	17,514	14,883	61,540
Depreciation and amortization	6,878	6,601	6,656	6,509	26,644
Contract related losses	—	121	—	290	411

Operating income (loss)	(4,336)	10,861	14,963	4,609	26,097
Interest expense, net	6,976	7,052	4,759	6,223	25,010
Other income, net	(57)	(38)	(75)	(96)	(266)

Income (loss) before income taxes	(11,255)	3,847	10,279	(1,518)	1,353
Income tax provision (benefit)	(2,078)	(1,547)	4,546	(1,888)	(967)

Net income (loss)	$(9,177)	$5,394	$5,733	$370	$2,320

CENTERPLATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	NON-GUARANTOR SUBSIDIARIES FINANCIAL STATEMENTS
      The $105,245,000 in 13.5 % Senior Subordinated Notes are jointly and severally guaranteed by each of Centerplate’s direct and indirect wholly owned subsidiaries, except for certain non-wholly owned U.S. subsidiaries and one non-U.S. subsidiary. The redeemed $100,000,000 in 11 1/4 Senior Subordinated Notes were jointly guaranteed by Centerplate and all of the subsidiaries of Volume Services America, except for certain non-wholly owned U.S. subsidiary and one non-U.S. subsidiary. The following table sets forth the condensed consolidating financial statements of Centerplate as of and for the years ended December 30, 2003 and December 28, 2004 and for the year ended December 31, 2002:

Consolidating Condensed Statement of Operations and Comprehensive Income, Year Ended December 31, 2002

		Combined	Combined
		Guarantor	Non-Guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net sales	$—	$547,188	$29,974	$—	$577,162
Cost of sales	—	444,767	26,162	—	470,929
Selling, general, and administrative	—	52,369	2,888	—	55,257
Depreciation and amortization	—	25,209	976	—	26,185
Transaction related expenses	—	597	—	—	597
Contract related losses	—	699	—	—	699

Operating income (loss)	—	23,547	(52)	—	23,495
Interest expense	—	20,727	15	—	20,742
Other income, net	—	(1,553)	(3)	—	(1,556)

Income (loss) before income taxes	—	4,373	(64)	—	4,309
Income tax benefit	—	(148)	(39)	—	(187)
Equity in earnings of subsidiaries	4,496	—	—	(4,496)	—

Net income (loss)	4,496	4,521	(25)	(4,496)	4,496
Other comprehensive income foreign currency	—	—	27	—	27

Comprehensive income	$4,496	$4,521	$2	$(4,496)	$4,523

CENTERPLATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Statement of Cash Flows, Year Ended December 31, 2002

		Combined	Combined
		Guarantor	Non-Guarantor
	Centerplate	Subsidiaries	Subsidiaries	Consolidated

	(In thousands)
Cash flows from operating activities	$—	$37,906	$667	$38,573

Cash flows from investing activities:
Purchase of property and equipment	—	(9,292)	(609)	(9,901)
Proceeds from sale of property and equipment	—	2,515	—	2,515
Purchase of contract rights	—	(37,660)	—	(37,660)

Net cash used in investing activities	—	(44,437)	(609)	(45,046)

Cash flows from financing activities:
Net borrowings — revolving loans	—	2,250	—	2,250
Principal payments on long-term debt	—	(1,150)	—	(1,150)
Principal payments on capital lease obligations	—	(267)	—	(267)
Increase in bank overdrafts	—	968	—	968
Increase in loans to related parties	—	(96)	—	(96)

Net cash provided by financing activities	—	1,705	—	1,705

Increase (decrease) in cash	—	(4,826)	58	(4,768)
Cash and cash equivalents:
Beginning of year	—	14,976	166	15,142

End of year	$—	$10,150	$224	$10,374

CENTERPLATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Balance Sheet, December 30, 2003

		Combined	Combined
		Guarantor	Non-Guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$192	$22,504	$233	$—	$22,929
Restricted cash	—	13,628	—	—	13,628
Accounts receivable	—	15,619	2,118	—	17,737
Other current assets	—	20,722	1,586	—	22,308

Total current assets	192	72,473	3,937	—	76,602
Property and equipment, net	—	49,240	3,511	—	52,751
Contract rights, net	362	100,209	941	—	101,512
Cost in excess of net assets acquired	6,974	39,483	—	—	46,457
Intercompany receivable (payable)	172,222	(164,951)	(7,271)	—	—
Investment in subsidiaries	(10,523)	—	—	10,523	—
Other assets	11,322	33,617	12	—	44,951

Total assets	$180,549	$130,071	$1,130	$10,523	$322,273

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities	$5,388	$72,454	$1,580	$—	$79,422
Long-term debt	105,245	65,000	—	—	170,245
Other liabilities	2,254	2,690	—	—	4,944

Total liabilities	112,887	140,144	1,580	—	254,611

Common stock with conversion option, par value $0.01 exchangeable for subordinated debt, net of discount	14,035	—	—	—	14,035
Stockholders’ equity (deficiency):
Common stock	400	—	—	—	400
Additional paid-in capital	218,598	—	—	—	218,598
Accumulated deficit	(44,655)	(10,073)	(674)	10,747	(44,655)
Treasury stock and other	(120,716)	—	224	(224)	(120,716)

Total stockholders’ equity (deficiency)	53,627	(10,073)	(450)	10,523	53,627

Total liabilities and stockholders’ equity (deficiency)	$180,549	$130,071	$1,130	$10,523	$322,273

CENTERPLATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Statement of Operations and Comprehensive Income (Loss), Year Ended December 30, 2003

		Combined	Combined
		Guarantor	Non-Guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net sales	$—	$579,329	$36,728	$—	$616,057
Cost of sales	—	472,706	31,280	—	503,986
Selling, general, and administrative	57	55,653	3,881	—	59,591
Depreciation and amortization	116	26,192	811	—	27,119
Transaction related expenses	—	2,577	—	—	2,577
Contract related losses	—	647	184	—	831

Operating income (loss)	(173)	21,554	572	—	21,953
Interest expense	42	32,721	—	—	32,763
Other income, net	(4)	(43)	(8)	—	(55)

Income (loss) before income taxes	(211)	(11,124)	580	—	(10,755)
Income tax provision (benefit)	586	(6,927)	4	—	(6,337)
Equity in earnings of subsidiaries	(3,621)	—	—	3,621	—

Net income (loss)	(4,418)	(4,197)	576	3,621	(4,418)
Other comprehensive income foreign currency	—	—	668	—	668

Comprehensive income (loss)	$(4,418)	$(4,197)	$1,244	$3,621	$(3,750)

CENTERPLATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Statement of Cash Flows, Year Ended December 30, 2003

		Combined	Combined
		Guarantor	Non-Guarantor
	Centerplate	Subsidiaries	Subsidiaries	Consolidated

	(In thousands)
Cash flows from operating activities	$852	$24,877	$1,430	$27,159

Cash flows from investing activities:
Purchase of property and equipment	—	(6,507)	(1,397)	(7,904)
Proceeds from sale of property and equipment	—	585	—	585
Purchase of contract rights	—	(16,029)	—	(16,029)

Net cash used in investing activities	—	(21,951)	(1,397)	(23,348)

Cash flows from financing activities:
Net payments — revolving loans	—	(11,000)	—	(11,000)
Principal payments on long-term debt	—	(110,400)	—	(110,400)
Proceeds from issuance of long-term debt	—	65,000	—	65,000
Proceeds from issuance of stock, net	151,517	—	—	151,517
Proceeds from issuance of subordinated notes	105,245	—	—	105,245
Payment of existing subordinated notes	—	(87,750)	—	(87,750)
Repurchase of common stock	(71,440)	—	—	(71,440)
Proceeds from loans to related parties	1,241	—	—	1,241
Payment of debt issuance costs	(11,417)	(1,420)	—	(12,837)
Restricted cash	—	(22,048)	—	(22,048)
Increase in bank overdrafts	—	1,282	—	1,282
Loans to related parties	(66)	—	—	(66)
Change in intercompany, net	(175,928)	175,952	(24)	—

Net cash provided by (used in) financing activities	(848)	9,616	(24)	8,744

Increase in cash	4	12,542	9	12,555
Cash and cash equivalents:
Beginning of year	188	9,962	224	10,374

End of year	$192	$22,504	$233	$22,929

CENTERPLATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Balance Sheet, December 28, 2004

		Combined	Combined
		Guarantor	Non-Guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$195	$24,142	$440	$—	$24,777
Accounts receivable	—	19,840	2,036	—	21,876
Other current assets	7	23,724	1,371	—	25,102

Total current assets	202	67,706	3,847	—	71,755
Property and equipment, net	—	44,591	3,631	—	48,222
Contract rights, net	253	86,908	820	—	87,981
Cost in excess of net assets acquired	6,974	34,168	—	—	41,142
Intercompany receivable (payable)	152,899	(147,525)	(5,374)	—	—
Investment in subsidiaries	(6,847)	—	—	6,847	—
Other assets	9,462	39,567	917	—	49,946

Total assets	$162,943	$125,415	$3,841	$6,847	$299,046

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities	$6,607	$60,669	$2,967	$—	$70,243
Long-term debt	105,245	65,000	—	—	170,245
Other liabilities	—	6,332	—	—	6,332

Total liabilities	111,852	132,001	2,967	—	246,820

Common stock with conversion option, par value $0.01 exchangeable for subordinated debt, net of discount	14,352	—	—	—	14,352
Stockholders’ equity (deficiency):
Common stock	400	—	—	—	400
Additional paid-in capital	218,331	—	—	—	218,331
Accumulated deficit	(61,627)	(6,586)	299	7,422	(60,492)
Treasury stock and other	(120,365)	—	575	(575)	(120,365)

Total stockholders’ equity (deficiency)	36,739	(6,586)	874	6,847	37,874

Total liabilities and stockholders’ equity (deficiency)	$162,943	$125,415	$3,841	$6,847	$299,046

CENTERPLATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Statement of Operations and Comprehensive Income, Year Ended December 28, 2004

		Combined	Combined
		Guarantor	Non-Guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net sales	$—	$566,653	$40,501	$—	$607,154
Cost of sales	—	458,692	33,770	—	492,462
Selling, general, and administrative	1,184	55,294	5,062	—	61,540
Depreciation and amortization	109	25,484	1,051	—	26,644
Contract related losses	—	411	—	—	411

Operating income (loss)	(1,293)	26,772	618	—	26,097
Interest expense	17,408	7,602	—	—	25,010
Intercompany interest, net	(15,611)	15,611	—	—	—
Other income, net	(4)	(258)	(4)	—	(266)

Income (loss) before income taxes	(3,086)	3,817	622	—	1,353
Income tax benefit	(945)	(22)	—	—	(967)
Equity in earnings of subsidiaries	3,326	—	—	(3,326)	—

Net income	1,185	3,839	622	(3,326)	2,320
Accretion of conversion option	(317)	—	—	—	(317)

Net income available to common stock with or without conversion option	868	3,839	622	(3,326)	2,003

Net income	1,185	3,839	622	(3,326)	2,320
Other comprehensive income foreign currency translation adjustment	—	—	351	—	351

Comprehensive income	$1,185	$3,839	$973	$(3,326)	$2,671

CENTERPLATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Statement of Cash Flows, Year Ended December 28, 2004

		Combined	Combined
		Guarantor	Non-Guarantor
	Centerplate	Subsidiaries	Subsidiaries	Consolidated

	(In thousands)
Cash flows Provided by (used in) operating activities	$(456)	$25,916	$2,979	$28,439

Cash flows from investing activities:
Purchase of property and equipment	—	(6,987)	(982)	(7,969)
Proceeds from sale of property, plant and equipment	—	702	107	809
Contract rights acquired, net	—	(15,900)	—	(15,900)
Return of unamortized capital investment	—	16,531	—	16,531

Net cash used in investing activities	—	(5,654)	(875)	(6,529)

Cash flows from financing activities:
Net repayments — revolving loans	—	(4,000)	—	(4,000)
Payment of existing subordinated notes	—	(12,250)	—	(12,250)
Payments of debt issuance costs	(267)	—	—	(267)
Transfers from restricted cash	—	13,628	—	13,628
Payments of financing costs	(263)	(241)	—	(504)
Increase in bank overdrafts	—	1,666	—	1,666
Dividend payments	(18,335)	—	—	(18,335)
Change in intercompany, net	19,324	(17,427)	(1,897)	—

Net cash provided by (used in) financing activities	459	(18,624)	(1,897)	(20,062)

Increase in cash	3	1,638	207	1,848
Cash and cash equivalents:
Beginning of period	192	22,504	233	22,929

End of period	$195	$24,142	$440	$24,777

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our report under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 28, 2004. Based upon that evaluation and subject to the foregoing, our chief executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.
      Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2004 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
      Management’s Report on Internal Control Over Financial Reporting. Management of Centerplate, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, Centerplate’s principal executive and principal financial officers and effected by Centerplate’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Centerplate;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Centerplate are being made only in accordance with authorizations of management and directors of Centerplate; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Centerplate’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Management assessed the effectiveness of Centerplate’s internal control over financial reporting as of December 28, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.
      Based on its assessment, management believes that, as of December 28, 2004, our internal control over financial reporting is effective.

The independent registered public accounting firm that audited our financial statements has issued an audit report on our assessment of our internal control over financial reporting, which immediately follows.
Report of Independent Registered Public Accounting Firm.
To the Board of Directors and Stockholders of Centerplate, Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Centerplate, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 28, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 28, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 28, 2004 of the Company and our report dated March 3, 2005 expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Charlotte, North Carolina
March 3, 2005

Item 9B.	Other Information.
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The following table sets forth the names and positions of our current directors and executive officers and their ages as of March 7, 2005.

Name	Age	Position

Lawrence E. Honig	57	Chairman of the Board of Directors and Chief Executive Officer
Felix P. Chee	58	Director
Sue Ling Gin	63	Director
Alfred Poe	55	Director
Peter F. Wallace	29	Director
David M. Williams	63	Director
Glenn R. Zander	58	Director
Janet L. Steinmayer	49	President, General Counsel and Secretary
Kenneth R. Frick	49	Executive Vice President, Chief Financial Officer and Treasurer
      Lawrence E. Honig (Spartanburg, South Carolina) has served as our chief executive officer and director since April 2002 and was elected chairman of our board of directors in December 2003. From February 2000 until April 2001, Mr. Honig served as managing director of eHatchery LLC, an early-stage facilitator for internet-based start-up companies. From January 1998 to July 1999, Mr. Honig was chairman, president and chief executive officer of Edison Brothers Stores, Inc., a specialty retailer, also serving as a director from September 1997 to March 1999. He previously served as president and chief executive officer of Federated Systems Group, a division of Federated Department Stores, from 1994 to 1998. From 1982 to 1992, Mr. Honig was executive vice president and then vice chairman and a member of the board of The May Department Stores Company. Previously, he was a principal of McKinsey & Company, Inc., the international management consulting firm.
      Felix P. Chee (Oakville, Ontario) is the president and chief executive officer of the University of Toronto Asset Management Corporation. He was from October 2001 to December 2003 vice president of business affairs and chief financial officer at the University of Toronto. From 1986 to 2001, Mr. Chee held positions of executive vice president and chief investment analyst at Manulife Financial; senior vice president, corporate finance at Ontario Hydro Corporation; and senior investment officer of the International Finance Corporation of the World Bank Group. Mr. Chee has acted as director for the Manulife Bank of Canada and as a member of the board of governors for York University. Mr. Chee currently is a director of McLelland and Stewart Limited, The University of Toronto Innovation Foundation, Discovery District for Medical and Related Sciences and the University of Toronto Asset Management Corporation. Mr. Chee was appointed as one of our directors effective upon the closing of our IPO on December 10, 2003.

      Sue Ling Gin (Chicago, Illinois) is the founder of Flying Food Fare, Inc., an in-flight catering company serving 80 international airlines, and has served as its chairman and chief executive officer since 1983. She is the owner and founder of New Management, Ltd., a real estate sales, leasing, management and development firm, and has served as its president since 1977. She is a director of Exelon Corporation, Unicom Corporation, Briazz, Inc., Rush Presbyterian St. Luke’s Medical Center in Chicago and the Chicago Network. Ms. Gin is a general partner of Haymarket Square Associates, a real estate partnership. Ms. Gin also serves as vice chairman of the Field Museum in Chicago, president and director of the William G. McGowan Charitable Fund, Inc., president and director of the Sue Ling Gin Charitable Fund, Inc. and as a trustee for DePaul University and the Chicago Community Trust. Ms. Gin was elected as one of our directors at our special meeting of security holders held on October 13, 2004.
      Alfred Poe (Chester, NJ) is the lead investor of AJA Restaurant Group, which owns and operates eighteen Church’s Chicken restaurants in Florida and sixteen Taco Bells in Ohio, and has served as its chairman and chief executive officer since 1999. Mr. Poe was the chief executive officer of Superior Nutrition Corporation, a provider of nutrition products, from 1997 to 2002 and served as chairman of MenuDirect Corporation, a provider of specialty meals for people on restricted diets, from 1997 to 1999. He purchased MenuDirect in 2001 and is currently its president and chief executive officer. From 1991 through 1996, Mr. Poe was a corporate vice president of Campbell’s Soup Company and from 1993 through 1996 he was the president of Campbell’s meal enhancement group. Prior to his work at Campbell, Mr. Poe held marketing positions at Mars, Inc. and served as group project manager for General Foods Corporation. Mr. Poe is currently a director of B&G Foods, Inc. Mr. Poe was elected as one of our directors at our special meeting of security holders held on October 13, 2004.
      Peter F. Wallace (London, England) is a principal at The Blackstone Group, L.P., a private equity firm, which he joined in July 1997. Mr. Wallace has served as one of our directors since October 1999.
      David M. Williams (Toronto, Ontario) served as the president and chief executive officer of the Ontario Workplace Safety & Insurance Board from 1998 until June 2003. Prior to that he held the position of executive vice president at George Weston Limited and has held numerous positions with Loblaw Companies Ltd., including executive vice president, chief financial officer and president of National Grocers Ltd. Mr. Williams is a director of CFM Majestic Corporation, Morrison Lamothe Inc., the Toronto Hydro Corporation, Shoppers Drug Mart Corp., and a trustee for the Canadian Apartment Properties Real Estate Investment Trust (CAP REIT) and Associated Brands Income Fund. He is a former member of the board of governors for the Electronic Commerce Council of Canada. Mr. Williams is a certified general accountant. Mr. Williams was appointed as one of our directors effective upon the closing of our IPO on December 10, 2003 and, due to the expiration of his then effective director classification, was re-elected as one of our directors at our 2004 annual meeting of security holders.
      Glenn R. Zander (Kennesaw, Georgia) served as president and chief executive officer of Aloha Airgroup, Inc., an airline services company providing inter-island passenger and freight transportation through its subsidiaries, Aloha Airlines and Aloha Island Air, from May 1994 until October 4, 2004. Aloha Airgroup, Inc. filed for bankruptcy protection on December 30, 2004. From 1980 to 1994, he held various positions with Trans World Airlines, Inc., including vice chairman, co-chief executive officer, senior vice president, chief financial officer, vice president, controller and vice president finance – international. Mr. Zander is vice chairman of the board of directors of Aloha Airlines and a director of the Hawaii Business Roundtable, the Chamber of Commerce of Hawaii, the Blood Bank of Hawaii, the Hawaii Visitor & Convention Bureau, the Honolulu Boys Choir, the Friends of Cancer Research and the Plaza Club. He is also tourism committee chairman of the Japan-Hawaii Economic Council and Air & Land Transportation and committee chairman of the Honolulu Chamber of Commerce. Mr. Zander was elected as one of our directors at our special meeting of security holders held on October 13, 2004.
      Janet L. Steinmayer (Old Greenwich, Connecticut) is our president, general counsel and secretary. Ms. Steinmayer has been our general counsel and secretary since August 1998. She served as our vice president from August 1998 to December 2000, when she became executive vice president, was appointed senior executive vice president in January 2004 and president in February 2005. Ms. Steinmayer has been general counsel and an executive officer of Service America since November 1993. From 1992 to 1993, she was senior vice president-external affairs and general counsel of Trans World Airlines, Inc., or TWA. From April 1990 to 1991, she served as vice president-law, deputy general counsel and corporate secretary at TWA. Ms. Steinmayer was a partner of the Connecticut law firm of Levett, Rockwood & Sanders, P.C. from 1988 to 1990. Ms. Steinmayer is a trustee of Bryn Mawr College and serves as a member of the board of directors of the Bridgeport Regional Business Council and the Eagle Hill-Southport School.
      Kenneth R. Frick (Campobello, South Carolina) is our executive vice president, chief financial officer and treasurer. Mr. Frick has served as our chief financial officer since August 1998 and as chief financial officer of VS since December 1995. He served as our vice president from August 1998 until December 2000, when he became our executive vice president. Mr. Frick has worked with VS and its predecessors since 1982. Prior to becoming chief financial officer of VS in 1995, Mr. Frick was the controller for VS for two years, and for seven years was assistant controller and southeast regional controller of VS. Mr. Frick is a certified public accountant.
Composition of the Board
      Our board of directors currently has seven members, each of whom serves a term that will expire at the next annual meeting of security holders.
      The board of directors has determined that each of the directors other than Mr. Honig and Mr. Wallace is “independent” as currently defined by the SEC and by the listing standards of the AMEX.
Committees of the Board
      The standing committees of our board of directors consist of an audit committee, a compensation committee and a corporate governance committee. Messrs. Chee, Williams and Zander are members of the audit committee, and Mr. Chee serves as chair of the committee. Our board of directors has determined that Messrs. Chee, Williams and Zander are “independent” as defined under the rules of the SEC and the AMEX and that Messrs. Chee, Williams and Zander are audit committee financial experts within the meaning of the rules of the SEC. Messrs. Poe, Williams and Zander are members of the compensation committee and Mr. Williams serves as chair of the committee. Ms. Gin and Mr. Poe are members of the corporate governance committee, and Ms. Gin serves as chair of the committee.
Section 16(a) Beneficial Ownership Reporting Compliance
      The federal securities laws require our directors and executive officers, and persons who own more than 10% of the outstanding shares of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of any equity securities of Centerplate on Forms 3, 4, and 5. To our knowledge, based on review of copies of such reports furnished to us and representations by these individuals that no other reports were required, all required reports have been filed on a timely basis on behalf of all persons subject to these requirements.
Code of Ethics
      We are committed to ethical business conduct and sound and effective corporate governance practices. In support of this commitment, we are governed by a Guide to Business Conduct (the “guide”), which is available for your review on our Web site at www.centerplate.com. Our corporate compliance committee is responsible for overseeing compliance with the principles set forth in the guide. These principles, applicable to all of our directors, officers and employees, are intended to promote: honest and ethical conduct; full, fair, accurate and timely disclosure in reports filed with the SEC and in other public communications; and compliance with applicable laws.

Item 11.	Executive Compensation

Compensation of Directors
      Under the current compensation program for directors who are not employed by us, excluding Mr. Wallace, our directors are entitled to receive:

•	$30,000 per year;

•	An additional $1,000 for attending board meetings in person ($500 if by telephone);

•	An additional $500 for attending committee meetings of the board of directors in person ($250 if by telephone); and

•	If serving as a committee chair, an additional $500 for attending a committee meeting in person ($250 if by telephone).

Compensation of Executive Officers
      The following table sets forth the total compensation for the fiscal years ended December 28, 2004, December 30, 2003 and December 31, 2002 for (i) our chief executive officer, and (ii) our two other executive officers.
Summary Compensation Table

	Annual Compensation

					All Other
Name and Principal Position	Year	Salary		Bonus	Compensation

Lawrence E. Honig(1)	2004	$450,000		$221,200	$7,677	(3)
Chairman of the Board of Directors	2003	$450,000		$154,000	$1,232,668	(3)
and Chief Executive Officer	2002	$315,000	(2)	$150,000	$52,331
Janet L. Steinmayer	2004	$431,125		$148,400	$13,691	(4)
Senior Executive Vice President,	2003	$354,192		$88,300	$416,156	(4)
General Counsel and Secretary	2002	$278,654		$73,750	$890
Kenneth R. Frick	2004	$250,000		$73,700	$16,163	(5)
Executive Vice President, Chief	2003	$235,000		$58,600	$121,146	(5)
Financial Officer and Treasurer	2002	$225,000		$69,750	$10,798

(1)	On April 15, 2002, Mr. Honig entered into an employment agreement with us to serve as our chief executive officer at an annual base salary of $450,000. Mr. Honig was appointed chairman of our board of directors in December 2003.

(2)	Reflects portion of Mr. Honig’s salary for the period beginning with his employment April 15, 2002, through the end of fiscal 2002.

(3)	The amount for 2004 consists of term life and medical insurance premiums, while the amount for 2003 consists of a $1,000,000 change in control payment under Mr. Honig’s employment agreement, a one-time $225,000 IPO-related incentive payment and $7,668 in term life and medical insurance premiums. Mr. Honig used all of the after-tax proceeds of his change in control payment to purchase IDSs in the IPO.

(4)	The amount for 2004 consists of term life insurance premiums, while the amount for 2003 consists of a one-time $410,625 IPO-related incentive payment and $5,531 in term life insurance premiums.

(5)	The amount for 2004 consists of term life and medical insurance premiums, while the amount for 2003 consists of a one-time $104,625 IPO-related incentive payment, $3,000 in employer contributions to a 401(k) plan and $13,521 in term life and medical insurance premiums.

Management Employment and Severance Agreements
      We have entered into the following agreements with our directors and executive officers:
      Mr. Honig. On April 15, 2002 we entered into an employment agreement with Mr. Honig for his services as Chief Executive Officer. The term of the agreement extended until April 14, 2004, subject to automatic one-year extensions unless earlier terminated. On July 23, 2004, the agreement was amended and restated to make certain changes in Mr. Honig’s severance arrangements. The agreement may be terminated by either party at any time for any reason, provided that Mr. Honig must give us 60 days’ advance written notice of his resignation. The agreement also may be terminated by us for cause or by Mr. Honig for good reason. Mr. Honig’s base salary under the agreement is $450,000, subject to increases at the discretion of the board. Mr. Honig is eligible to earn a bonus pursuant to our annual bonus plan, targeted to be at least 50 percent of his base salary. Mr. Honig is also entitled to participate in all our employee benefit plans. In the case of termination of his employment by Centerplate without cause or by Mr. Honig for good reason, including voluntary resignation upon a change in control of Centerplate, Mr. Honig will receive a severance payment equal to two times his annual base salary and continued benefits for 18 months following the date of his termination, plus any accrued but unpaid bonus amounts.
      Under the terms of the original agreement, Mr. Honig was to be granted options to purchase up to three percent of our common stock pursuant to a long-term equity incentive plan that was to be implemented within 180 days after the date of the agreement. In the event of certain corporate transactions, such as our IPO, we had guaranteed that these options would have a value at least equal to $1 million. Because we did not implement a long-term equity incentive plan and therefore did not grant Mr. Honig these options, pursuant to an amendment to his employment agreement entered into in July of 2003, we paid him upon the closing of our IPO the minimum $1 million guaranteed option value to which he was originally entitled. During and for two years after the termination of Mr. Honig’s employment, he has agreed that, without our prior written consent, he will not have any involvement or financial interest in any business which is in competition with the business of Centerplate or any of its affiliates, as defined in the employment agreement, or solicit or offer employment to any person who was one of our employees during the 12 months preceding such solicitation.
      Ms. Steinmayer. On September 29, 1998 we entered into an employment agreement with Ms. Steinmayer. This agreement provides that Ms. Steinmayer will be employed by Centerplate as vice president, general counsel and secretary at an annual base salary, which is subject to annual review and approval by the compensation committee, plus $250 per hour for each hour that she works in excess of 24 hours per week, until the agreement is terminated by Centerplate for or without cause, or by Ms. Steinmayer with or without good reason. As of the date of this annual report, Ms. Steinmayer’s annual base salary is $260,000 and her current title is senior executive vice president, general counsel and secretary of Centerplate. Ms. Steinmayer is entitled to an annual bonus at the discretion of our board of directors and to participate in any executive bonus plan and all employee benefits plans maintained by us. In the case of a termination by Centerplate without cause or by Ms. Steinmayer for good reason, including voluntary resignation upon a change in control of Centerplate, Ms. Steinmayer will receive a one-time payment of an amount equal to two times her annual compensation in the one-year period prior to the date of termination, plus ancillary employee benefits. During and for two years after Ms. Steinmayer’s employment, she has agreed that, without our prior written consent, she will not have any involvement in any enterprise which provides food services, as defined in the agreement, in any of the states in the United States in which we operate or solicit any of our employees to leave their employment. It is anticipated that this employment agreement will be amended in connection with Ms. Steinmayer’s new position as president of Centerplate and that any new agreement will contain termination benefits and noncompetition provisions that are the same as or similar to Ms. Steinmayer’s current employment agreement.
      Mr. Frick. On November 17, 1995, we entered into an employment agreement with Mr. Frick. The agreement provides that Mr. Frick will be employed as the chief financial officer of VSI until he resigns or is dismissed with or without cause. Mr. Frick’s annual base salary is subject to annual review and approval by the compensation committee. As of the date of this annual report, Mr. Frick’s annual base salary is $250,000 and his current title is executive vice president, chief financial officer and treasurer of Centerplate. Mr. Frick is also entitled to receive an annual bonus pursuant to any management incentive compensation plan established by Centerplate. In the case of termination of employment due to resignation, Mr. Frick will receive his salary up to the 30th day following his resignation and any accrued but unpaid bonus amounts. In the case of termination without cause by Centerplate, Mr. Frick will receive a one-time payment of two times his annual base salary plus any accrued but unpaid bonus amounts. During and for two years after his employment, Mr. Frick has agreed not to solicit employees of VSI to cease such employment without the written consent of VSI or have any involvement in any capacity in any contract concessions business similar to that of VSI in those states in the United States in which VSI does business and over which Mr. Frick has had supervisory responsibility.
Savings Plan
      We sponsor the Volume Services America Retirement and Savings 401(k) Plan, a tax-qualified plan in which our employees who have reached age 21 and have completed one year of service are eligible to participate. The following employees are not eligible to participate in our 401(k) plan:

•	Employees covered by a collective bargaining agreement;

•	Nonresident aliens; and

•	Leased employees.
      Subject to applicable limits imposed on tax-qualified plans, participants in our 401(k) plan may elect to make pre-tax contributions of up to 16% of their compensation each year. We make matching contributions equal to 25% of a participant’s contributions, up to the first 6% of the participant’s earnings. Our 401(k) plan also allows us, in the discretion of our board of directors, to make additional matching contributions of up to a total of 50% of a participant’s contributions, up to the first 6% of the participant’s earnings. Participants become 100% vested with respect to matching contributions after two years of service with us.
Deferred Compensation Plan
      We also sponsor a deferred compensation plan, a non-tax-qualified plan in which employees may participate if such employees are:

•	Members of a select group of highly compensated or management employees; or

•	Selected by the compensation committee as participants.
      The deferred compensation plan is administered by the compensation committee. Prior to the beginning of a plan year, participants in the plan may elect to make pre-tax deferrals of a portion of their base salary and bonuses for that plan year, subject to maximum and minimum percentage or dollar amount limitations. At the discretion of the compensation committee, we may make matching contributions with respect to a portion of a participant’s deferrals. A participant’s deferrals and matching contributions, if any, are credited to a bookkeeping account and accrue earnings or losses as if held in certain investments selected by the participant. Our deferred compensation plan is unfunded, and participants are unsecured general creditors of Centerplate as to their accounts. The plan has been amended to comply with the provisions of the American Jobs Creation Act of 2004 to deferral after 2004.
Annual Bonus Plan
      We maintain a bonus plan whereby general managers and senior management personnel qualify for incentive payments in the event that we exceed certain financial performance targets, based on attaining specified levels of Adjusted EBITDA, determined on an annual basis.
      Each year, we will establish a target level of Adjusted EBITDA for Centerplate as a whole and for each area, region and unit. Employees will be eligible to earn a percentage of their base salary, which percentage is set by us and varies by management level, if these target levels of Adjusted EBITDA are met or exceeded. Employees with responsibilities that relate to Centerplate as a whole will have their bonuses determined based solely on the target Adjusted EBITDA for Centerplate, while employees with regional responsibilities will have their bonuses determined based in part on the target Adjusted EBITDA level for their area or region. Individual awards are paid to participants in lump sums as soon as practicable after the end of the fiscal year, subject to withholding of applicable federal, state and local taxes. Our chief executive officer and board of directors have the right to adjust or eliminate any incentive payment that would otherwise be earned under the bonus plan based on such factors as they may determine in their sole discretion. Our chief executive officer and board of directors may also amend or cancel the bonus plan at any time for any reason.
Long-Term Performance Plan
      In connection with our IPO, our board of directors adopted a Long-Term Incentive Plan (the “LTIP”) under which our executive officers and other senior employees to be identified by the compensation committee of our board of directors were eligible to participate.
      The LTIP was replaced by a Long-Term Performance Plan (the “plan”), described below, that was adopted by the compensation committee and our board of directors and approved by our security holders at the special meeting of security holders held on October 13, 2004. No awards were vested, accrued or granted under the LTIP prior to its termination.
      The purpose of the plan is to further our growth and financial success by offering performance incentives to those employees whose responsibilities and decisions directly affect our long-term success.
      Officers for whom compensation is required to be reported in our proxy statement are eligible to participate in the plan. Awards may also be made to other key employees and members of senior management. No more than 50 employees may have outstanding awards at any time.
      Awards under the plan are based upon a participant’s attainment of certain performance goals, which are generally measured over a three-year performance period. Target awards will be paid upon a participant’s attainment of certain performance objectives with respect to the specified performance goals. Target awards are generally expressed as a percentage of the participant’s total compensation in the final year of the applicable performance period.
      Awards under the plan will be paid in cash. The maximum award to be paid to a participant in any one-year period will not exceed 200% of total compensation paid to the participant in the year the award is paid.
      The plan is administered by the compensation committee of our board of directors, which shall have the power to, among other things, determine (1) those individuals who will participate in the plan, (2) the performance periods for which awards will be paid, (3) the target awards to be paid upon a participant’s attainment of the applicable performance objectives and (4) the minimum and maximum parameters to be applied to target awards relative to the achievement of the applicable performance objectives. The compensation committee has the power to interpret, construe and administer the plan, including the power to increase a participant’s award if it deems appropriate at the conclusion of a performance period.
      We intend for the plan to be a performance-based compensation arrangement within the meaning of Section 162(m) of the Internal Revenue Code, in order to ensure the full deductibility of all payments made under the plan to our executive officers and other members of senior management whose compensation would otherwise be subject to the limitations on deductibility under Section 162(m).
      The plan permits the compensation committee to designate certain participants the right to receive change in control benefits under the plan. In the event of a Change-in-Control (as defined below) during one or more performance periods, a designated participant’s performance goals and performance objectives in respect of all outstanding awards will be deemed to have been achieved and the designated participant will be entitled to receive the greater of (i) the applicable target award with respect to each outstanding award; and (ii) the initial amount of the participant’s award that would be payable at the conclusion of the applicable performance period, after applying the criteria established for the applicable class award program. Such amount will be paid in a lump sum at the earlier of the time of the termination of the designated participant’s employment with Centerplate or the time that the award would otherwise be paid where there is no termination of employment. If a designated participant’s employment is terminated within two years of a Change-in-Control (as defined below), or if a designated participant resigns for “Good Reason” (as defined below) within two years from the date of a Change-in-Control, the designated participant will receive the Change-in-Control benefits payable pursuant to the second sentence of this paragraph, to the extent not already paid, plus an additional amount equal to the Change-in-Control benefits paid. Such amount will be paid in a lump sum at the time of termination of employment.
      For purposes of the plan, a “Change-in-Control” means (i) an event by which any “person” (as such term is used in Section 3(a)(9) and 13(d)(3) of the Securities Exchange Act of 1934) is or becomes the beneficial owner, directly or indirectly, of securities of Centerplate representing 51% or more of the combined voting power of the then outstanding securities of Centerplate; (ii) a change in the composition of a majority of the board of directors of Centerplate within 12 months after any person is or becomes the beneficial owner, directly or indirectly, of securities of Centerplate representing 25% of the combined voting power of the then outstanding securities of Centerplate; or (iii) the sale of substantially all the assets of Centerplate and/or its operating subsidiaries. A resignation for “Good Reason” means a voluntary termination by a designated participant that otherwise entitles the designated participant to severance benefits pursuant to the terms of an employment agreement between the designated participant and Centerplate.
      In November 2004, the compensation committee approved the form of award letter pursuant to which the 2004 and 2005 class awards will be made and pursuant to which future class awards under the plan are expected to be made. Separately, the compensation committee approved the form of award letter for employees other than senior executive officers. The compensation committee designated Mr. Honig, Ms. Steinmayer and Mr. Frick as participants in the 2004 and 2005 Class Awards program under the plan. For the 2004 and 2005 Class Awards, target awards are based on the extent to which management achieves an increase of approximately $5 million and $8 million in Adjusted EBITDA over pro forma targets for fiscal 2006 and 2007, respectively. To obtain an award, management must achieve at least 50% of these goals subject to a cap of 150% of these goals. The award is determined by multiplying the participant’s highest annual salary and highest annual bonus during the performance period by the percentage of the goal achieved. The resulting amount, if any, is then subject to adjustment by up to 10% if Centerplate’s dependence on its largest contracts is reduced. Awards are payable in cash in two equal installments 3 months and 15 months following the end of the performance period. Unless the compensation committee determines otherwise, the award will be paid only if the participant is employed by Centerplate on the payment date, unless the participant’s employment is terminated as a result of death, retirement or approved resignation for disability.
Long-Term Performance Plan — Awards in Last Fiscal Year

			Performance
	Number of		or Other		Estimated Future Payouts Under Non-Stock
	Shares, Units		Period Until		Price-Based Plans
	or Other		Maturation or
Name	Rights		Payment		Threshold		Target		Maximum

Lawrence E. Honig		(1)		(2)		(3)		(4)		(5)
Janet L. Steinmayer		(1)		(2)		(3)		(4)		(5)
Kenneth R. Frick		(1)		(2)		(3)		(4)		(5)

(1)	Between 50% and 150% of the participant’s highest “total compensation” (highest annual salary plus highest annual bonus) during the performance period.

(2)	October 13, 2004 through fiscal 2006 for the 2004 Class Awards; fiscal 2005 through fiscal 2007 for the 2005 Class Awards.

(3)	50% of total compensation

(4)	100% of total compensation

(5)	150% of total compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The following table and the accompanying notes show information as of December  28, 2004 (unless otherwise indicated), based on public filings with the SEC, regarding the beneficial ownership of shares of our common stock and IDSs, and shows the number of and percentage owned by:

•	Each person who is known by us to own beneficially more than 5% of our capital stock or IDSs;

•	Each member of our board of directors;

•	Each of our named executive officers; and

•	All members of our board of directors and our executive officers as a group.
      Except as indicated in the footnotes to this table, each person has sole voting and investment power with respect to all shares attributable to such person.

	Number of
	Shares of	Percent of	Number of	Percent of
Name of Beneficial Owner	Common Stock	Common Stock	IDS Units	IDSs

Blackstone(1)	2,586,495	11.5%	0	0
FMR Corp.(2)	2,186,240	9.7%	2,186,240	11.8%
T. Rowe Price Associates, Inc.(3)	1,497,800	6.6%	1,497,800	8.1%
GE Capital(4)	1,474,502	6.5%	0	0
Schroder Investment Management North America, Inc.(5)	1,219,300	5.4%	1,219,300	6.6%
Lawrence E. Honig(6)	40,000	*	40,000	*
Janet L. Steinmayer	0	0	0	0
Kenneth R. Frick(7)	198,948	*	26,472	*
Felix P. Chee	0	0	0	0
Sue Ling Gin	0	0	0	0
Alfred Poe	0	0	0	0
Peter F. Wallace(8)	0	0	0	0
David M. Williams	0	0	0	0
Glenn R. Zander	0	0	0	0
All directors and executive officers as a group (9 persons)	238,948	1.1%	66,472	*

*	Less than 1%.

(1)	“Blackstone” refers collectively to Blackstone Management Associates II L.L.C., Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P., VSI Management I L.L.C., BCP Volume L.P., BCP Offshore Volume, L.P. and VSI Management Direct L.P. Of the 2,586,495 shares of our common stock held by Blackstone: (a) 1,916,765 shares are owned by BCP Volume L.P., for which Blackstone Capital Partners II Merchant Banking Fund L.P. is the general partner and exercises sole voting and investment power with respect to its shares; (b) 497,254 shares are owned by BCP Offshore Volume L.P., for which Blackstone Offshore Capital Partners II L.P. is the general partner and exercises sole voting and investment power with respect to its shares; and (c) 172,476 shares are owned by VSI Management Direct L.P., for which VSI Management I L.L.C. is the general partner and exercises sole voting and investment power with respect to its shares.

With respect to Blackstone Capital Partners II Merchant Banking Fund L.P. and Blackstone Offshore Capital Partners II L.P., Blackstone Management Associates II L.L.C. is the general partner and investment general partner, respectively, and thus exercises sole voting and investment power with respect to these two entities. With respect to VSI Management I L.L.C., Blackstone Management Associates II

L.L.C. is one of two managing members, along with Kenneth R. Frick, our executive vice president and chief financial officer, and thus exercises shared voting and investment power with respect to this entity. Messrs. Peter G. Peterson and Stephen A. Schwarzman are the founding members of Blackstone Management Associates II L.L.C. and, as such, may also be deemed to share beneficial ownership of the shares held or controlled by each of these entities. Each of these individuals and Blackstone Management Associates II L.L.C., Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II, L.P. and VSI Management I L.L.C. disclaim beneficial ownership of such shares. The address of each Blackstone entity or individual is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154.

(2)	FMR Corp. owns 2,186,240 of our IDS units through two of its wholly-owned subsidiaries as follows: (a) 2,166,580 IDS units are owned by Fidelity Management & Research Company as a result of acting as an investment adviser to various investment companies; and (b) 19,660 IDS units are owned by Fidelity Management Trust Company as a result of it serving as investment manager of the institutional accounts. Edward C. Johnson III, as Chairman of FMR Corp., may be deemed to beneficially own the units controlled by FMR Corp. Mr. Johnson and FMR Corp. each have sole investment power over the 2,166,580 IDS units owned by Fidelity Management & Research Company and Fidelity Management Trust Company and sole voting power over the 19,660 IDS units owned by Fidelity Management Trust Company. Voting power over the 1,033,875 IDS units attributable to Fidelity Capital & Income Fund rests with the Funds’ Boards of Trustees. This information is as of December 31, 2004, as set forth in a Schedule 13G filed by FMR Corp. with the SEC on February 14, 2005. The address of FMR Corp. and each Fidelity entity is 82 Devonshire Street, Boston, Massachusetts 02109.

(3)	T. Rowe Price Associates, Inc. (“Price Associates”) owns 1,497,800 of our IDS units as follows: (a) 246,100 IDS units are owned by Price Associates directly; 1,250,000 IDS units are owned by T. Rowe Price Small Cap Value Fund, Inc., one of the registered investment companies sponsored by Price Associates, to which it also serves as investment adviser. This information is as of December 31, 2004, as set forth in a Schedule 13G filed by Price Associates with the SEC on February 8, 2005. The address of Price Associates and T. Rowe Price Small Cap Value Fund, Inc. is 100 E. Pratt Street, Baltimore, Maryland 21202.

(4)	These shares of common stock are owned by Recreational Services L.L.C., which is a limited liability company, the managing member of which is GE Capital. GE Capital exercises sole voting and investment power with respect to these shares. The address of GE Capital is 401 Main Avenue, Norwalk, Connecticut 06851.

(5)	This information is as of December 31, 2004, as set forth in a Schedule 13G filed by Schroder Investment Management North America, Inc. with the SEC on February 14, 2005. The address of Schroder Investment Management North America, Inc. is 875 Third Avenue, 22nd Floor, New York, New York 10022.

(6)	Of the 40,000 IDS units owned by Mr. Honig, 38,000 units were purchased in connection with our IPO, and 2,000 units were purchased in the open market on March 10, 2004.

(7)	The 26,472 IDS units listed in the table for Mr. Frick were acquired in connection with our IPO. Of the 198,948 shares of our common stock listed in the table for Mr. Frick, 26,472 shares are attributable to the IDS units owned by Mr. Frick and the remaining 172,476 shares are owned by VSI Management Direct L.P. Mr. Frick is one of two managing members of VSI Management I L.L.C., which is the sole general partner of VSI Management Direct L.P. Therefore, Mr. Frick may be deemed to beneficially own the 172,476 shares of our common stock directly owned by VSI Management Direct L.P.

(8)	Mr. Wallace is an employee of Blackstone, but does not have voting or investment power over the shares of common stock beneficially owned by Blackstone.
      Unless otherwise indicated, the address for the individuals listed above is c/o Centerplate, Inc., 201 East Broad Street, P.O. Box 10099, Spartanburg, South Carolina 29306.

Item 13.	Certain Relationships and Related Transactions
Amended and Restated Stockholders Agreement
      In connection with the IPO, we and the Initial Equity Investors entered into an amendment and restatement of our stockholders agreement which provides that upon any post-offering sale of common stock by the Initial Equity Investors, at the option of the Initial Equity Investors, we will exchange a portion of the common stock with the purchasers for subordinated notes at an exchange rate of $9.30 principal amount of subordinated notes for each share of common stock (so that, after such purchase and exchange, the purchasers will have shares of common stock and subordinated notes in the appropriate proportions to represent integral numbers of IDSs).
      As a condition to any sale of common stock involving an election to require us to issue subordinated notes in exchange for common stock:

•	The sale and exchange must comply with applicable laws, including, without limitation, securities laws, laws relating to redemption of common stock and laws relating to the issuance of debt;

•	The sale and exchange must occur pursuant to an effective registration statement in the United States and a receipted prospectus for all the provinces of Canada;

•	The sale and exchange will not conflict with or cause a default under any material financing agreement;

•	The sale and exchange will not cause a mandatory suspension of dividends or deferral of interest under any material financing agreement as of the measurement date immediately following the proposed sale and exchange date;

•	The Initial Equity Investors will have given us at least 30 but not more than 60 days advance notice of the transaction; and

•	The Initial Equity Investors have agreed that in connection with the sale and exchange, while our credit facility is outstanding, the Initial Equity Investors will pay to us from the proceeds of the sale an amount equal to five months’ interest on the aggregate principal amount of the subordinated notes that we have issued in the exchange (unless the amounts have been otherwise paid by or on behalf of the Initial Equity Investors), and we will deposit the amount in the cash collateral account maintained under our credit facility.
      In addition, we are not required to effect more than two transactions on behalf of the parties to the amended and restated stockholders agreement in any 12-month period involving an issuance of subordinated notes in which certain book-entry settlement and clearance procedures will occur (other than any transactions related to piggyback registration rights described under “— Registration Rights Agreement” below).
      All shares of common stock held by parties to the amended and restated stockholders agreement are required to contain appropriate legends indicating that the shares are subject to the transfer restrictions described above. This agreement will terminate upon the sale of the shares in a registered offering as described below.
Registration Rights Agreement
      In connection with our IPO, we entered into a registration rights agreement with the Initial Equity Investors and Messrs. Honig and Frick pursuant to which:

•	the Initial Equity Investors collectively have three demand registration rights relating to the shares of our common stock or IDSs held by the Initial Equity Investors, subject to the requirement that the securities, including any piggyback securities, covered by each demand registration have an aggregate public offering price of at least $10 million; and

•	the Initial Equity Investors and Messrs. Honig and Frick have an unlimited number of piggyback registration rights relating to the shares of our common stock or IDSs held by each of them.

      Exercise of Demand Registration Rights. In June 2004, the Initial Equity Investors notified us that they wished to exercise their demand registration rights, which, pursuant to the terms of the registration rights agreement, requires us to file a registration statement or prospectus and undertake a public offering of our common stock and IDSs in the United States and Canada (the “offering”), as requested by the Initial Equity Investors.
      Currently, Blackstone and GE Capital beneficially own 2,586,495 shares and 1,474,502 shares, respectively, of our common stock, representing approximately 11.5% and 6.5%, respectively, of our outstanding common stock. In the proposed offering described above, the Initial Equity Investors intend to sell all of their shares of common stock to underwriters, and, pursuant to the terms of our amended and restated stockholders agreement (described above), we anticipate that the underwriters will exchange 1,543,180 shares of our common stock with us for $14.4 million aggregate principal amount of subordinated notes. We anticipate that the underwriters will then make 2,517,817 IDS units available for sale to the public, consisting of 2,517,817 shares of common stock purchased from the Initial Equity Investors and an aggregate of $14.4 million principal amount of subordinated notes issued by us in the exchange pursuant to the terms of our amended and restated stockholders agreement.
      Janet L. Steinmayer and Kenneth R. Frick hold direct and indirect ownership interests in the Initial Equity Investors through their limited partnership interests in VSI Management Direct L.P. and VSI Management II L.P. VSI Management Direct owns 172,476 shares of our common stock, and VSI Management II’s limited partnership interests represents a right to receive 15% of distributions from each of BCP Volume L.P. and BCP Offshore Volume L.P. Ms. Steinmayer owns a 3.5% limited partnership interest in VSI Management Direct and a 3.8% limited partnership interest in VSI Management II. Mr. Frick owns a 6.3% limited partnership interest in VSI Management Direct, a 9.2% limited partnership interest in VSI Management II and a 98% limited liability company interest in VSI Management I L.P., which owns a 1% general partnership interest in each of VSI Management Direct and VSI Management II.
      As a result of these direct and indirect interests in the Initial Equity Investors, Ms. Steinmayer and Mr. Frick will receive a portion of the proceeds of our offering by the Initial Equity Investors.
      Under the Registration Rights Agreement, we have agreed to pay all costs and expenses in connection with any such registration, except underwriting discounts and commissions applicable to the securities sold. We have also agreed to indemnify the Initial Equity Investors and Messrs. Honig and Frick against certain liabilities, including liabilities under the Securities Act of 1933 and any Canadian securities laws.
Observer Rights
      In connection with our IPO, we and Blackstone entered into an agreement pursuant to which, to the extent not prohibited by law, rule or regulation (including rules of any applicable securities exchange) if we do not have any director affiliated with our Initial Equity Investors, then an individual selected by Blackstone Capital Partners II Merchant Banking Fund L.P. and its affiliates will have the right to attend as a non-voting observer all meetings of our board of directors, receive all information provided to our directors and participate in all deliberations of our board of directors, so long as that individual is acceptable to our board of directors, acting reasonably, and so long as Blackstone and that individual have executed standard non-disclosure and market stand-off agreements. This agreement will terminate following the sale of all of Blackstone’s interest in our securities.
Commitment Letter from GE Capital
      On February 28, 2005, we and GE Capital entered into a commitment letter pursuant to which GE Capital has offered to provide up to $215 million of senior secured financing to us, as further described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Contemplated Refinancing,” commencing on page 28 of this Annual Report on Form 10-K. GE Capital is the managing member of Recreational Services LLC, which holds approximately 6.5% of the outstanding shares of our common stock and is one of our Initial Equity Investors. Under the terms of the financing, we have agreed to pay to GE Capital usual and customary closing, syndication and administrative fees and to pay all reasonable and documented out-of-pocket expenses incurred by GE Capital and its affiliates in connection with the commitment letter and related documentation and GE Capital’s due diligence. These fees and expenses are currently estimated to be approximately $4.7 million, $300,000 of which has already been paid. In addition, we agreed to indemnify GE Capital and its affiliates against certain liabilities and expenses incurred by them in connection with the commitment letter and certain related matters.

Item 14.	Principal Accountant Fees and Services
Independent Auditors Fees
      Deloitte & Touche LLP charged Centerplate the following fees for services performed with respect to the 2004 and 2003 fiscal years:

	2004	2003

Audit Fees:(1)	$1,450,500	$1,758,494
Audit-Related Fees(2):	—	32,609
Tax Fees:	—	—
All other fees:	—	—

TOTAL	$1,450,500	$1,791,103

(1)	Audit fees for fiscal 2003 include fees in connection with our IPO and for fiscal 2004 include fees associated with our contemplated secondary registration statement to be filed in fiscal 2005.

(2)	Audit-related fees consisted of fees in connection with internal controls readiness project under the Sarbanes-Oxley Act of 2002.
Advance Approval Policy
      In accordance with the procedures set forth in its charter, a copy of which was attached as Appendix A to the Proxy Statement for our 2004 Annual Meeting of Security Holders, the Audit Committee approves in advance all auditing services and permitted non-audit services (including the fees and terms of those services) to be performed for Centerplate by its independent registered public accounting firm. Such approval may be accomplished by approving the terms of the engagement prior to the engagement of the independent registered public accounting firm with respect to such services or by establishing detailed advance-approval policies and procedures to govern such engagement. Because Centerplate’s current Audit Committee was not established prior to the closing of our IPO in December 2003, the fees and services for fiscal 2003 were not subject to advance approval.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) The following documents are filed as a part of this report:

1. Financial Statements: See Index to Consolidated Financial Statements under Item 8 on Page F-1 of this report.

2. Financial Statement Schedules: None.

3. Exhibits

      The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit
Number		Description of Exhibit

3	.1(1)	Restated Certificate of Incorporation of Centerplate, Inc.

3	.2(2)	Amendments to Restated Certificate of Incorporation adopted on October 13, 2004.

3	.3(3)	Amended and Restated By-Laws of Centerplate, Inc.

3	.4(2)	Amendments to Amended and Restated By-Laws adopted on October 13, 2004.

4	.1(4)	Indenture, dated as of December 10, 2003, among Volume Services America Holdings, Inc., the guarantors thereto and The Bank of New York, as Trustee.

4	.2(4)	Form of Subordinated Note (included in Exhibit 4.3).

4	.3(4)	Registration Rights Agreement dated as of December 10, 2003, among Volume Services America Holdings, Inc., BCP Volume L.P., BCP Offshore Volume L.P., Management Direct L.P., Lawrence E. Honig, Kenneth R. Frick and Recreational Services, L.L.C.

4	.4(4)	Amended and Restated Stockholders Agreement. dated as of December 10, 2003, among Volume Services America Holdings, Inc., BCP Volume L.P., BCP Offshore Volume L.P., VSI Management Direct L.P. and Recreational Services, L.L.C.

4	.5(5)	Form of stock certificate for common stock.

4	.6(4)	Global IDS Certificate.

4	.7(3)	Board Observer Agreement, dated December 10, 2003, between Volume Services America Holdings, Inc. and Blackstone Capital Partners II Merchant Banking Fund.

10	.1(4)	Credit Agreement, dated as of December 10, 2003, among Volume Services America, Inc., Volume Services America Holding, Inc., certain financial institutions as the Lenders, CIBC World Markets Corp. as Lead Arranger and KeyBank as the Fronting Bank, Swingline Lender and Administrative Agent.

10.2		Form of Centerplate Deferred Compensation Plan.*

10	.3(6)	Employment Agreement dated as of November 17, 1995, by and between Volume Services, Inc. (a Delaware corporation) and Kenneth R. Frick.*

10	.4(6)	Employment Agreement dated as of September 29, 1998, by and between VSI Acquisition II Corporation and Janet L. Steinmayer.*

10	.5(7)	Amended and Restated Employment Agreement, dated as of July 23, 2004, by and between Volume Services America Holdings, Inc. and Lawrence E. Honig*

10	.6(8)	Amendment and Waiver Agreement, dated as of July 1, 2003, by and between Volume Services America Holdings, Inc. and Lawrence E. Honig.*

10	.7(9)	Centerplate, Inc. Long-Term Performance Plan.*

10	.8(10)	Form of Award Letter under Long-Term Performance Plan for senior executive officers.*

10	.9(10)	Form of Award Letter under Long-Term Performance Plan for participants other than senior executive officers.*

12.1		Computation of Ratio of Earnings to Fixed Charges.

21.1		Subsidiaries of Centerplate, Inc.

31.1		Certification of Principal Executive Officer of Volume Services America Holdings, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial Officer of Volume Services America Holdings, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer of Volume Services America Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer of Volume Services America Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Form S-1/ A filed on December 4, 2003.

(2)	Incorporated by reference to the Form 10-Q for the quarterly period ended September 28, 2004.

(3)	Incorporated by reference to the Form 10-K filed for the fiscal year ended December 30, 2003.

(4)	Incorporated by reference to the Form 8-K filed on December 22, 2003.

(5)	Incorporated by reference to the Form S-1/ A filed on November 7, 2003.

(6)	Incorporated by reference to the Form S-1/ A filed on May 14, 2003.

(7)	Incorporated by reference to the Form 10-Q filed for the quarterly period ended June 29, 2004.

(8)	Incorporated by reference to the Form S-1/ A filed on August 26, 2003.

(9)	Incorporated by reference to the Form 8-K filed on October 18, 2004.

(10)	Incorporated by reference to the Form 8-K filed on November 23, 2004.

*	Management contract or compensatory plan or arrangement required to be filed and herein incorporated as an exhibit.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on March 9, 2004.

CENTERPLATE, INC.

By:	/s/ Lawrence E. Honig

Name: Lawrence E. Honig
Title: Chairman of the Board of Directors and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Lawrence E. Honig Lawrence E. Honig	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 9, 2005

/s/ Kenneth R. Frick Kenneth R. Frick	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 9, 2005

/s/ Felix P. Chee Felix P. Chee	Director	March 9, 2005

/s/ Sue Ling Gin Sue Ling Gin	Director	March 9, 2005

/s/ Alfred Poe Alfred Poe	Director	March 9, 2005

/s/ Peter Wallace Peter Wallace	Director	March 9, 2005

/s/ David M. Williams David M. Williams	Director	March 9, 2005

/s/ Glenn Zander Glenn Zander	Director	March 9, 2005