Form 10-Q
period 2005-03-29
Centerplate, Inc.
filed 2005-05-09
CIK 1086774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 29, 2005 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

☑ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☑ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock of Centerplate, Inc. outstanding as of May 6, 2005 was 22,524,992.

CENTERPLATE, INC.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

CENTERPLATE, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MARCH 29, 2005 AND DECEMBER 28, 2004

	March 29,	December 28,
	2005	2004
	(In thousands, except share data)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$25,135	$24,777
Accounts receivable, less allowance for doubtful accounts of $691 and $495 at March 29, 2005 and December 28, 2004, respectively	21,437	21,876
Merchandise inventories	17,878	16,549
Prepaid expenses and other	4,431	3,315
Deferred tax asset	4,902	5,238

Total current assets	73,783	71,755

PROPERTY AND EQUIPMENT:
Leasehold improvements	42,750	43,635
Merchandising equipment	60,681	57,435
Vehicles and other equipment	12,219	11,532
Construction in process	563	32

Total	116,213	112,634
Less accumulated depreciation and amortization	(65,845)	(64,412)

Property and equipment, net	50,368	48,222

OTHER LONG-TERM ASSETS:
Contract rights, net	89,170	87,981
Restricted cash	8,600	8,420
Cost in excess of net assets acquired	41,142	41,142
Deferred financing costs, net	12,116	11,707
Trademarks	17,523	17,523
Deferred tax asset	13,858	8,259
Other	3,956	4,037

Total other long-term assets	186,365	179,069

TOTAL ASSETS	$310,516	$299,046

See notes to consolidated financial statements.

CENTERPLATE, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)(UNAUDITED)
MARCH 29, 2005 AND DECEMBER 28, 2004

	March 29,	December 28,
	2005	2004
	(In thousands, except share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term note payable	$19,825	$—
Accounts payable	19,877	19,103
Accrued salaries and vacations	12,610	11,237
Liability for insurance	5,193	5,777
Accrued taxes, including income taxes	4,378	4,543
Accrued commissions and royalties	15,658	15,702
Liability for derivatives	4,550	4,655
Accrued interest	777	712
Accrued dividends	1,487	1,487
Advance deposits	3,634	3,737
Other	2,931	3,290

Total current liabilities	90,920	70,243

LONG-TERM LIABILITIES:
Long-term debt	169,170	170,245
Liability for insurance	6,788	5,681
Other liabilities	372	651

Total long-term liabilities	176,330	176,577

COMMITMENTS AND CONTINGENCIES

COMMON STOCK WITH CONVERSION OPTION, PAR VALUE $0.01, EXCHANGEABLE FOR SUBORDINATED DEBT, NET OF DISCOUNT	14,352	14,352

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value — authorized: 100,000,000 shares;
issued: 18,463,995 shares without conversion option; outstanding:
18,463,995 shares without conversion option	185	185
issued: 21,531,152 shares with conversion option; outstanding:
4,060,997 shares with conversion option	215	215
Additional paid-in capital	218,331	218,331
Accumulated deficit	(69,385)	(60,492)
Accumulated other comprehensive income	508	575
Treasury stock — at cost (17,470,153 shares)	(120,940)	(120,940)

Total stockholders’ equity	28,914	37,874

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$310,516	$299,046

See notes to consolidated financial statements.

CENTERPLATE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THIRTEEN WEEK PERIODS ENDED MARCH 29, 2005 AND MARCH 30, 2004

	Thirteen Weeks Ended
	March 29,	March 30,
	2005	2004
	(In thousands, except share data)
Net sales	$107,220	$98,236

Cost of sales	89,031	82,147
Selling, general, and administrative	15,766	13,547
Depreciation and amortization	6,805	6,878

Operating loss	(4,382)	(4,336)
Interest expense	5,400	6,976
Other income, net	(86)	(57)

Loss before income taxes	(9,696)	(11,255)
Income tax benefit	(5,263)	(2,078)

Net loss	(4,433)	(9,177)
Accretion of conversion option	—	(175)

Net loss available to common stock with or without the conversion option	$(4,433)	$(9,352)

Basic Net loss per share with conversion option	$(0.20)	$(0.37)

Diluted Net loss per share with conversion option	$(0.20)	$(0.37)

Basic Net loss per share without conversion option	$(0.20)	$(0.42)

Diluted Net loss per share without conversion option	$(0.20)	$(0.42)

Weighted average shares outstanding with conversion option	4,060,997	4,060,997
Weighted average shares outstanding without conversion option	18,463,995	18,463,995

Total weighted average shares outstanding	22,524,992	22,524,992

Dividends declared per share	$0.20	$0.20

See notes to consolidated financial statements.

CENTERPLATE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS (UNAUDITED)
FOR THE PERIOD FROM DECEMBER 28, 2004 TO MARCH 29, 2005 AND THE THIRTEEN WEEKS ENDED
MARCH 29, 2005 AND MARCH 30, 2004

	Common	Common	Common	Common
	Shares	Stock	Shares	Stock			Accumulated
	without	without	with	with	Additional		Other
	Conversion	Conversion	Conversion	Conversion	Paid-in	Accumulated	Comprehensive	Treasury
	Option	Option	Option	Option	Capital	Deficit	Income	Stock	Total
				(In thousands, except share data)
BALANCE, DECEMBER 28, 2004	18,463,995	$185	21,531,152	$215	$218,331	$(60,492)	$575	$(120,940)	$37,874

Foreign currency translation	—	—	—	—	—	—	(67)	—	(67)

Dividends declared	—	—	—	—	—	(4,460)	—	—	(4,460)

Net loss	—	—	—	—	—	(4,433)	—	—	(4,433)

BALANCE, MARCH 29, 2005	18,463,995	$185	21,531,152	$215	$218,331	$(69,385)	$508	$(120,940)	$28,914

	Thirteen Weeks Ended
	March 29,	March 30
	2005	2004
Net loss	$(4,433)	$(9,177)

Other comprehensive income (loss) - foreign currency translation adjustment	(67)	7

Comprehensive loss	$(4,500)	$(9,170)

See notes to consolidated financial statements.

CENTERPLATE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THIRTEEN WEEK PERIODS ENDED MARCH 29, 2005 AND MARCH 30, 2004

	Thirteen Weeks Ended
	March 29,	March 30,
	2005	2004
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,433)	$(9,177)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,805	6,878
Amortization of deferred financing costs	382	672
Derivative non-cash interest	(105)	169
Deferred tax change	(5,263)	(2,078)
Gain (loss) on disposition of assets	(1)	3
Other	(67)	7
(Increase)/decrease in assets and liabilities:
Accounts receivable	439	788
Merchandise inventories	(1,329)	(1,148)
Prepaid expenses	(1,116)	(1,113)
Other assets	(2)	111
Accounts payable	458	39
Accrued salaries and vacations	1,373	(307)
Liability for insurance	523	835
Accrued commissions and royalties	(244)	(1,414)
Other liabilities	(841)	1,576

Net cash used in operating activities	(3,421)	(4,159)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,532)	(1,027)
Proceeds from sale of property and equipment	329	3
Contract rights acquired	(4,644)	(1,513)

Net cash used in investing activities	(7,847)	(2,537)

See notes to consolidated financial statements.

CENTERPLATE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)(UNAUDITED)
THIRTEEN WEEK PERIODS ENDED MARCH 29, 2005 AND MARCH 30, 2004

	Thirteen Weeks Ended
	March 29,	March 30,
	2005	2004
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings — revolving loans	$18,750	$12,000
Payments of financing costs	(791)	(343)
Payments of debt issuance costs	—	(267)
Principal payments to redeem senior subordinated notes	—	(12,250)
Restricted cash	(180)	13,628
Dividend payments	(4,460)	(4,955)
Decrease in bank overdrafts	(1,693)	(3,256)

Net cash provided by financing activities	11,626	4,557

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	358	(2,139)

CASH AND CASH EQUIVALENTS:
Beginning of period	24,777	22,929

End of period	$25,135	$20,790

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$5,189	$7,142
Income taxes paid	$10	$6

SUPPLEMENTAL NON CASH FLOW INVESTING AND FINANCING ACTIVITIES:
Capital investment commitment	$2,209	$4,500
Cash due to Company for return of capital invested	$—	$10,000
Dividends declared and unpaid	$1,487	$1,487

See notes to consolidated financial statements.

CENTERPLATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THIRTEEN WEEK PERIODS ENDED MARCH 29, 2005 AND MARCH 30, 2004

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

     The results of operations for the 13 week period ended March 29, 2005 are not necessarily indicative of the results to be expected for the 53 week fiscal year ending January 3, 2006 due to the seasonal aspects of the business. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 28, 2004 included in the Company’s annual report on Form 10-K.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     There have not been any changes in our significant accounting policies disclosed in the 2004 Form 10-K.

     Cost in Excess of Net Assets Acquired and Trademarks – The Company performed its annual impairment tests of goodwill and trademarks as of March 29, 2005 in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, and determined that no impairment exists. There have been no events since March 29, 2005 that would cause the Company to have to reassess the carrying value of these assets.

     Insurance – At the beginning of fiscal 2002, the Company adopted a high deductible insurance program for general liability, auto liability and workers’ compensation risk. From 1999 through 2001, the Company had a premium-based insurance program for general liability, automobile liability and workers’ compensation risk. Management establishes a reserve for its deductible and self-insurance programs considering a number of factors, including historic experience and an actuarial assessment of the liabilities for reported claims and claims incurred but not reported. The estimated liabilities for these programs are then discounted (using rates between 2.18 percent and 4.02 percent at December 28, 2004 and 3.14 percent and 4.06 percent at March 29, 2005), to their present value based on expected loss payment patterns determined by experience. The total discounted liabilities for these programs recorded by the Company at December 28, 2004 and March 29, 2005 were $9,714,000 and $9,998,000, respectively. The related undiscounted amounts were $10,344,000 and $10,868,000, respectively.

     The employee health self-insurance liability is based on claims filed and not paid and estimates for claims incurred but not reported. The total liabilities recorded by the Company at December 28, 2004 and March 29, 2005 were $1,450,000 and $1,679,000, respectively.

     Accounting Treatment for IDSs, Common Stock Owned by Initial Equity Investors and Derivative Financial Instruments - The Company’s income deposit securities (“IDSs”) include common stock and subordinated notes, the latter of which has three embedded derivative features. The embedded derivative features include a call option, a change of control put option, and a term-extending option on the notes. The call option allows the Company to repay the principal amount of the subordinated notes after the fifth anniversary of the issuance, provided that the Company also pays all of the interest that would have been paid during the initial 10-year term of the notes, discounted to the date of repayment at a risk-free rate. Under the change of control put option, the holders have the right to cause the Company to repay the subordinated notes at 101% of face value upon a change of control, as defined in the subordinated note agreement. The term-extending option allows the Company to unilaterally extend the term of the subordinated notes for two five-year periods at the end of the initial 10-year period provided that it is in compliance with the requirements of the indenture. The Company has accounted for these embedded derivatives in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted. Based on SFAS No. 133, as amended and interpreted, the call option and the change of control put option are required to be separately valued. As of March 29, 2005, these embedded derivatives were fair valued and determined to be insignificant. The term-extending option was determined to be inseparable from the underlying subordinated notes. Accordingly, it will not be separately accounted for in the current or future periods.

     In connection with the initial public offering in December 2003 (“IPO”), those investors who held stock prior to the IPO (the “Initial Equity Investors”) entered into an amended and restated stockholders agreement, which provides that, upon any post-offering sale of common stock by the Initial Equity Investors, at the option of the Initial Equity Investors, the Company will exchange a portion of its common stock for subordinated notes at an exchange rate of $9.30 principal amount of subordinated notes for each share of common stock (so that, after such exchange, the Initial Equity Investors will have shares of common stock and subordinated notes in the appropriate proportions to represent integral numbers of IDSs). The Company has concluded that the portion of the Initial Equity Investors’ common stock exchangeable for subordinated debt should be classified on its consolidated balance sheet according to the guidance provided by Accounting Series Release No. 268 (FRR Section 211), “Redeemable Preferred Stocks”. Accordingly, at both March 29, 2005 and December 28, 2004, the Company has recorded $14.4 million as “Common stock with conversion option exchangeable for subordinated debt” on the balance sheet. This amount was accreted to the face amount due of $14.4 million using the effective interest method over the life of the Initial Equity Investors minimum required 180-day holding period. The accretion of approximately $175,000 in the 13 week period ended March 30, 2004 was a deemed dividend to the Initial Equity Investors. In addition, the Company has determined that the option conveyed to the Initial Equity Investors to exchange common stock for subordinated debt in order to form IDSs is an embedded derivative in accordance with Paragraph 12 of SFAS No. 133. The Company has recorded a liability for the fair value of this embedded derivative of approximately $4.6 million as of March 29, 2005, a decrease of $0.1 million from December 28, 2004. This option is fair-valued each reporting period with the change in the fair value recorded in interest expense in the accompanying consolidated statement of operations.

     The common stock held by the Initial Equity Investors has been treated as a separate class of common stock for presentation of earnings per share at March 29, 2005. Although the common stock held by the Initial Equity Investors is part of the same class of stock as the common stock included in the IDSs for purposes of Delaware corporate law, the right to convert that is granted in our amended and restated stockholders agreement as described above causes the stock held by the Initial Equity Investors to have features of a separate class of stock for accounting purposes. The deemed dividend as of March 30, 2004 of approximately $175,000 conveyed to the Initial Equity Investors discussed above requires a two class earnings per share calculation. Accordingly, the Company has shown separate earnings per share for the stock held by the Initial Equity Investors and the stock included in the IDSs.

     Interest expense – For the 13 weeks ended March 29, 2005 and March 30, 2004 the change in the fair value of the Company’s derivatives of $0.1 million credit and $0.2 million charge, respectively, was recorded in interest expense. In addition, interest expense for the prior year period includes $1.2 million in expenses, including $0.3 million of amortization expense, related to the repurchase of the remaining 1999 senior subordinated notes under the Company’s old 1999 indenture.

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

     Income taxes for the 13 weeks ended March 29, 2005 and March 30, 2004 were calculated using the projected effective tax rate for fiscal 2005 and 2004, respectively, in accordance with SFAS No. 109 “Accounting for Income Taxes” and APB No. 28 “Interim Financial Reporting”. The Company estimates that in the fiscal year ending January 3, 2006, it will have an effective tax rate of approximately 54%. In the prior year, the Company estimated that its effective tax rate for the fiscal year ended December 28, 2004 would be 18%. The increase in the projected effective tax rate is primarily due to a reduction in the non-cash interest charge related to the Company’s derivatives, and the expectation of a net operating loss for the current year compared to the prior year’s income.

               The Company accounted for its issuance of IDS units in December 2003 by allocating the proceeds for each IDS unit to the underlying stock and subordinated notes based upon the relative fair values of each at that time. Accordingly, the portion of the aggregate IDSs outstanding that represents subordinated notes has been accounted for by the Company as long-term debt bearing a stated interest rate of 13.5% maturing on December 10, 2013. During the 13 weeks ended March 29, 2005, the Company deducted interest expense of approximately $3.6 million on the subordinated notes from taxable income for U.S. federal and state income tax purposes. There can be no assurances that the Internal Revenue Service or the courts will not seek to challenge the treatment of these notes as debt or the amount of interest expense deducted, although to date the Company has not been notified that the notes should be treated as equity rather than debt for U.S. federal and state income tax purposes. If the notes were reclassified as equity, the cumulative interest expense associated with the notes of approximately $18.6 million would not be deductible from taxable income. While no additional tax would be due to the federal and state authorities based on the Company’s estimate that it will generate a tax loss for the 13 week period ended March 29, 2005, such reclassification would cause the Company to utilize at a faster rate more of its deferred tax assets related to its net operating loss carryforwards than it otherwise would. The Company has not recorded a liability for any potential disallowance of this deduction.

     Reclassifications – Certain amounts in 2004 have been reclassified to conform to the financial statement presentation used in 2005.

     New Accounting Standards – In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective for public companies beginning with the first annual period that begins after June 15, 2005. The Company has reviewed SFAS 123(R) for any impact; however since the Company does not have any benefit plans which include share-based payments, SFAS 123(R) will not have any impact on its consolidated financial position or consolidated results of operations.

3.	COMMITMENTS AND CONTINGENCIES

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

     In December 2004, Service America entered into a Settlement Agreement with Pharmacia and Solutia which settled and resolved all of Service America’s alleged liability regarding the Illinois site. On January 31, 2005, Service America, Pharmacia and Solutia filed a Joint Motion with the Court seeking approval of the Settlement Agreement, dismissing Service America from the case and granting Service America contribution protection to prevent any entity from asserting a contribution claim against Service America with respect to the Illinois site. No objection to the Joint Motion was filed. On March 8, 2005, the Court issued a Memorandum and Order related to the United States Supreme Court’s decision in Cooper Industries, Inc. v. Aviall Services, 125 S.Ct. 577 (2004). As part of the March 8 Order, the Court directed Pharmacia, Solutia and Service America to file a further brief with the Court regarding the Joint Motion. On March 18, 2005, Pharmacia, Solutia and Service America filed another brief with the Court requesting that the Joint Motion be granted. Service America anticipates the Joint Motion will be granted and the Settlement Agreement will be approved shortly.

     As previously reported, in May 2003 a purported class action entitled Holden v. Volume Services America, Inc. et al. was filed against the Company in the Superior Court of California for the County of Orange by a former employee at one of the California stadiums the Company serves alleging violations of local overtime wage, rest and meal period and related laws with respect to this employee and others purportedly similarly situated at any and all of the facilities the Company serves in California. The Company had removed the case to the United States District Court for the Central District of California, but in November 2003 the court remanded the case back to the California Superior Court. The purported class action seeks compensatory, special and punitive damages in unspecified amounts, penalties under the applicable local laws and injunctions against the alleged illegal acts. The parties have agreed to non-binding mediation in the first half of 2005. The Company believes that its business practices are, and were during the period alleged, in compliance with the law. The Company intends to vigorously defend this case. However, due to the slow progression of this case, the Company cannot predict its outcome and, if an ultimate ruling is made against the Company, whether such ruling would have a material effect on the Company.

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

     As a result of an administrative investigation entitled Valentino S. Lopez v. Volume Services America (Centerplate), on April 29, 2005, the Company received a letter from the Equal Employment Opportunity Commission (the “EEOC”) indicating its determination that there was reasonable cause to believe that the Company had discriminated against certain minority employees at one facility in violation of Title VII of the Civil Rights Act of 1964, by failing to assign or promote them to higher paying positions or locations within the facility. As it is required to do, the EEOC indicated that it will attempt to conciliate this matter with the Company. If the conciliation efforts are not successful, the EEOC may commence a lawsuit in federal court against the Company. In March 2005, the employee who brought the EEOC complaint commenced a private lawsuit against Centerplate in federal court in the Southern District of New York alleging similar claims. The Company intends to defend itself vigorously against any claims brought by the EEOC or the complainant. At this point, however, the status of the EEOC conciliation and the private lawsuit is too preliminary to assess the outcome.

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

4.	DEMAND FOR REGISTRATION

     Under the Registration Rights Agreement between the Company and the Initial Equity Investors, the Company agreed to file a registration statement and undertake a public offering of the remaining interests of the Initial Equity Investors in the Company upon written demand from the Initial Equity Owners. In June 2004, the Initial Equity Investors exercised their demand registration rights and although the offering has been delayed due to a variety of reasons, including soft market conditions, the Company intends to file a registration statement covering the interests of the Initial Equity Investors. The Company has agreed to pay all costs and expenses in connection with such registration, except underwriting discounts and commissions applicable to the securities sold. As of March 29, 2005, the Company paid approximately $0.8 million in related costs which have been recorded as other long-term assets.

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

5.	SUBSEQUENT EVENTS

     On April 22, 2005, the Company’s Board of Directors asked for our Chairman and Chief Executive Officer, Lawrence E. Honig’s resignation due to conduct unrelated to the Company’s operating performance or financial condition. The Board named David M. Williams, Acting Chairman, and Janet L. Steinmayer, our current president, Acting Chief Executive Officer, while the Board seeks a permanent replacement for the Chief Executive position. The Board of Directors has appointed a selection committee to select a permanent chief executive officer from internal and external candidates.

     On April 1, 2005, the Company entered into a new credit agreement pursuant to which General Electric Capital Corporation (“GE Capital”) agreed to provide up to $215 million of senior secured financing. The financing is comprised of a $107.5 million term loan and a $107.5 million revolving credit facility. Both facilities bear interest at a floating rate equal to a margin over a defined prime rate of 1.25% for the term loan and 1.5% for the revolving credit facility or a percentage over the London Interbank Borrowing Rate (“LIBOR”) of 3.25% for the term loan and 3.5% for the revolving credit facility. The applicable margins for the revolving credit facility are subject to adjustment from 1.0% to 1.75% for loans based on a defined prime rate and from 3.0% to 3.75% for LIBOR loans based on our total leverage ratio. The proceeds of the term loan were used to repay the prior $65 million term loan, outstanding revolving loans of $23.25 million, as well as interest, related fees and expenses, including a prepayment premium of approximately $4.6 million on the term loan facility. The revolving portion of the new credit facility replaces the prior $50 million revolving credit facility and has a $35 million letter of credit sub-limit and a $10 million swing loan sub-limit.

     The new credit agreement contains various financial covenants and other requirements affecting the payment of interest on the Company’s subordinated notes and dividends on common stock, which are no more restrictive than those under the prior credit agreement. Under the new credit agreement, the term loan facility matures sixty-six months from the date of closing, subject to quarterly amortization payments beginning on July 1, 2005. The availability of funding under the new revolving credit facility also depends on the satisfaction of various financial and other conditions, including restrictions in the indenture governing the subordinated notes. The new revolving credit facility will mature sixty months from the date of closing, and is subject to an annual thirty-day pay down requirement, exclusive of letters of credit and certain specified levels of permitted acquisition and service contract related revolving credit advances. Similar to the prior credit facility, the new term loan and the new revolving credit facility are secured by substantially all of the Company’s assets and rank senior to the subordinated notes. The new credit agreement contains customary events of default.

     Under the terms of the new financing, the Company agreed to pay to GE Capital usual and customary closing, syndication and administrative fees and to pay all reasonable and documented out-of-pocket expenses incurred by GE Capital and its affiliates in connection with the commitment letter and related documentation and GE Capital’s due diligence. These fees and expenses amount to approximately $4.7 million for the current year, which includes an annual administration fee of $0.1 million. In addition, the Company agreed to indemnify GE Capital and its affiliates against certain liabilities and expenses incurred by them in connection with the credit agreement and certain related matters.

     GE Capital is the managing member of the holder of approximately 6.5% of our common stock and, through such holder, is a party to an Amended and Restated Stockholders Agreement and a Registration Rights Agreement with the Company. Affiliates of The Blackstone Group, L.P. (“Blackstone”) hold approximately 11.5% of the Company’s common stock and are also parties to the Amended and Restated Stockholders Agreement and the Registration Rights Agreement with the Company. Blackstone holds $8 million in principal amount of the new term loan.

6.	NON-GUARANTOR SUBSIDIARIES FINANCIAL STATEMENTS

     The $105,245,000 in 13.5% subordinated notes are jointly and severally guaranteed by each of Centerplate’s direct and indirect wholly owned subsidiaries, except for certain non-wholly owned U.S. subsidiaries and one non-U.S. subsidiary. The following table sets forth the condensed consolidating financial statements of Centerplate as of March 29, 2005 and December 28, 2004 (in the case of the balance sheets) and for the 13 week periods ended March 29, 2005 and March 30, 2004 (in the case of the statements of operations and statement of cash flows).

Consolidating Condensed Balance Sheet, March 29, 2005

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
		(In thousands)
ASSETS

Current assets:
Cash and cash equivalents	$196	$24,602	$337	$—	$25,135
Accounts receivable	—	19,425	2,012	—	21,437
Other current assets	42	25,655	1,514	—	27,211

Total current assets	238	69,682	3,863	—	73,783
Property and equipment, net	—	46,712	3,656	—	50,368
Contract rights, net	226	88,174	770	—	89,170
Cost in excess of net assets acquired	6,974	34,168	—	—	41,142
Intercompany receivable (payable)	148,618	(143,768)	(4,850)	—	—
Investment in subsidiaries	(10,155)	—	—	10,155	—
Other assets	9,117	46,027	909	—	56,053

Total assets	$155,018	$140,995	$4,348	$10,155	$310,516

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities	$6,507	$80,740	$3,673	$—	$90,920
Long-term debt	105,245	63,925	—	—	169,170
Other liabilities	—	7,160	—	—	7,160

Total liabilities	111,752	151,825	3,673	—	267,250

Common stock with conversion option, par value $0.01 exchangeable for subordinated debt, net of discount	14,352	—	—	—	14,352

Stockholders’ equity (deficiency):
Common stock	400	—	—	—	400
Additional paid-in capital	218,331	—	—	—	218,331
Accumulated deficit	(69,385)	(10,830)	167	10,663	(69,385)
Treasury stock and other	(120,432)	—	508	(508)	(120,432)

Total stockholders’ equity (deficiency)	28,914	(10,830)	675	10,155	28,914

Total liabilities and stockholders’ equity	$155,018	$140,995	$4,348	$10,155	$310,516

Consolidating Condensed Statement of Operations and Comprehensive Loss

Thirteen Week Period Ended March 29, 2005

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Net sales	$—	$97,203	$10,017	$—	$107,220

Cost of sales	—	80,282	8,749	—	89,031
Selling, general, and administrative	255	14,399	1,112	—	15,766
Depreciation and amortization	27	6,486	292	—	6,805

Operating loss	(282)	(3,964)	(136)	—	(4,382)
Interest expense	3,746	1,654	—	—	5,400
Intercompany interest, net	(3,925)	3,925	—	—	—
Other income, net	—	(82)	(4)	—	(86)

Loss before income taxes	(103)	(9,461)	(132)	—	(9,696)
Income tax benefit	(45)	(5,218)	—	—	(5,263)
Equity in earnings of subsidiaries	(4,375)	—	—	4,375	—

Net loss	(4,433)	(4,243)	(132)	4,375	(4,433)
Other comprehensive loss - foreign currency translation adjustment	—	—	(67)	—	(67)

Comprehensive loss	$(4,433)	$(4,243)	$(199)	$4,375	$(4,500)

Consolidating Condensed Statement of Cash Flows

Thirteen Week Period Ended March 29, 2005

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Consolidated
		(In thousands)
Cash Flows Provided by (Used in) Operating Activities	$218	$(4,254)	$615	$(3,421)

Cash Flows from Investing Activities:
Purchase of property and equipment	—	(3,338)	(194)	(3,532)
Proceeds from sale of property and equipment	—	329	—	329
Contract rights acquired	—	(4,644)	—	(4,644)

Net cash used in investing activities	—	(7,653)	(194)	(7,847)

Cash Flows from Financing Activities:
Net borrowings — revolving loans	—	18,750	—	18,750
Payments of financing costs	(38)	(753)	—	(791)
Transfers to restricted cash	—	(180)	—	(180)
Dividend payments	(4,460)	—	—	(4,460)
Decrease in bank overdrafts	—	(1,693)	—	(1,693)
Change in intercompany, net	4,281	(3,757)	(524)	—

Net cash provided by (used in) financing activities	(217)	12,367	(524)	11,626

Increase (decrease) in cash	1	460	(103)	358

Cash and cash equivalents — beginning of period	195	24,142	440	24,777

Cash and cash equivalents — end of period	$196	$24,602	$337	$25,135

Consolidating Condensed Balance Sheet, December 28, 2004

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Assets
Current assets:
Cash and cash equivalents	$195	$24,142	$440	$—	$24,777
Accounts receivable	—	19,840	2,036	—	21,876
Other current assets	7	23,724	1,371	—	25,102

Total current assets	202	67,706	3,847	—	71,755
Property and equipment, net	—	44,591	3,631	—	48,222
Contract rights, net	253	86,908	820	—	87,981
Cost in excess of net assets acquired	6,974	34,168	—	—	41,142
Intercompany receivable (payable)	152,899	(147,525)	(5,374)	—	—
Investment in subsidiaries	(5,712)	—	—	5,712	—
Other assets	9,462	39,567	917	—	49,946

Total assets	$164,078	$125,415	$3,841	$5,712	$299,046

Liabilities and Stockholders’ Equity

Current liabilities	$6,607	$60,669	$2,967	$—	$70,243
Long-term debt	105,245	65,000	—	—	170,245
Other liabilities	—	6,332	—	—	6,332

Total liabilities	111,852	132,001	2,967	—	246,820

Common stock with conversion option, par value $0.01, exchangeable for subordinated debt, net of discount	14,352	—	—	—	14,352

Stockholders’ equity (deficiency):
Common stock	400	—	—	—	400
Additional paid-in capital	218,331	—	—	—	218,331
Accumulated deficit	(60,492)	(6,586)	299	6,287	(60,492)
Treasury stock and other	(120,365)	—	575	(575)	(120,365)

Total stockholders’ equity (deficiency)	37,874	(6,586)	874	5,712	37,874

Total liabilities and stockholders’ equity	$164,078	$125,415	$3,841	$5,712	$299,046

Consolidating Condensed Statement of Operations and Comprehensive Loss

Thirteen Week Period Ended March 30, 2004

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
		(In thousands)
Net sales	$—	$88,949	$9,287	$—	$98,236

Cost of sales	—	74,073	8,074	—	82,147
Selling, general, and administrative	123	12,410	1,014	—	13,547
Depreciation and amortization	27	6,603	248	—	6,878

Operating loss	(150)	(4,137)	(49)	—	(4,336)
Interest expense	4,021	2,955	—	—	6,976
Intercompany interest	(3,969)	3,969	—	—	—
Other income, net	(1)	(55)	(1)	—	(57)

Loss before income taxes	(201)	(11,006)	(48)	—	(11,255)
Income tax benefit	(5)	(2,073)	—	—	(2,078)
Equity in earnings of subsidiaries	(8,981)	—	—	8,981	—

Net loss	(9,177)	(8,933)	(48)	8,981	(9,177)
Accretion of conversion option	(175)	—	—	—	(175)

Net loss available to common stock with or without the conversion option	(9,352)	(8,933)	(48)	8,981	(9,352)

Net loss	(9,177)	(8,933)	(48)	8,981	(9,177)
Other comprehensive income - foreign currency translation adjustment	—	—	7	—	7

Comprehensive loss	$(9,177)	$(8,933)	$(41)	$8,981	$(9,170)

Consolidating Condensed Statement of Cash Flows

Thirteen Week Period Ended March 30, 2004

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Consolidated
		(In thousands)
Cash Flows Provided by (Used in) Operating Activities	$60	$(5,014)	$795	$(4,159)

Cash Flows from Investing Activities:
Purchase of property and equipment, net	—	(784)	(243)	(1,027)
Proceeds from sale of property, plant and equipment	—	3	—	3
Contract rights acquired, net	—	(1,513)	—	(1,513)

Net cash used in investing activities	—	(2,294)	(243)	(2,537)

Cash Flows from Financing Activities:
Net borrowings — revolving loans	—	12,000	—	12,000
Payments of financing costs	(163)	(180)	—	(343)
Payments of debt issuance costs	(267)	—	—	(267)
Principal payments to redeem senior subordinated notes	—	(12,250)	—	(12,250)
Restricted cash	—	13,628	—	13,628
Dividend payments	(4,955)	—	—	(4,955)
Decrease in bank overdrafts	—	(3,256)	—	(3,256)
Change in intercompany, net	5,326	(4,776)	(550)	—

Net cash provided by (used in) financing activities	(59)	5,166	(550)	4,557

Increase (decrease) in cash	1	(2,142)	2	(2,139)

Cash and cash equivalents — beginning of period	192	22,504	233	22,929

Cash and cash equivalents — end of period	$193	$20,362	$235	$20,790

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     The following discussion and analysis of our results of operations and financial condition for the 13 weeks ended March 29, 2005 and March 30, 2004 should be read in conjunction with our audited financial statements, including the related notes, for the fiscal year ended December 28, 2004 included in our annual report on Form 10-K. The financial data has been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States.

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

     We provide a number of services to our clients. Our principal services include: food and beverage concession and catering services in sports and other entertainment facilities; small- to large-scale banquet catering and food court operations in convention centers; and in-facility restaurants and catering across the range of facilities that we serve. In operating food courts in our facilities, we typically provide concession services from several different locations that sell a variety of specialty foods and beverages, including nationally-branded, franchised food and beverage products. We also provide merchandise and program sales services in many of the sports facilities we serve. We are responsible for all personnel, inventory control, purchasing, and food preparation where we provide these services.

     In addition, we provide full facility management services, which can include a variety of services such as event planning and marketing, maintenance, ticket distribution, program printing, advertising and licensing rights for the facility, its suites and premium seats. Currently, we provide facility management services in four facilities.

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

     When renewing an existing contract or securing a new contract, we usually have to make a capital expenditure in our client’s facility and offer to pay the client a percentage of the net sales or profits in the form of a commission. Over the past three years, we have reinvested the majority of cash flow generated by operating activities in order to renew or obtain contracts. We believe that these investments have provided a diversified account base of exclusive, long-term contracts. However, as a result of the changes to our capital structure in connection with our IPO and the dividend and interest payments to our IDS holders, we were limited in our ability to grow our business, and our related levels of growth capital expenditures, at rates as great as the relatively rapid growth that we experienced prior to our IPO. Consequently, we decided to seek new senior credit financing, as described later in this item, to permit us to make the growth and maintenance capital expenditures, and investments in our infrastructure, that we believe will help strengthen our financial position.

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

•	Recoverability of Property and Equipment, Contract Rights, Cost in Excess of Net Assets Acquired and Other Intangible Assets. As of March 29, 2005, net property and equipment of $50.4 million and net contract rights of $89.2 million were recorded. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, we evaluate long-lived assets with definite lives for possible impairment when an event occurs which would indicate that its carrying amount may not be recoverable. The impairment analysis is made at the contract level and evaluates the net property and equipment as well as the contract rights related to that contract. The undiscounted future cash flows from a contract are compared to the carrying value of the related long-lived assets. If the undiscounted future cash flows are lower than the carrying value, an impairment charge is recorded. The amount of the impairment charge is equal to the difference between the balance of the long-lived assets and the future discounted cash flows related to the assets (using a rate based on our incremental borrowing rate). As we base our estimates of undiscounted future cash flows on past operating performance, including anticipated labor and other cost increases, and prevailing market conditions, we cannot make assurances that our estimates are achievable. Different conditions or assumptions, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our evaluation and our financial condition or future results of operations. Events that would trigger an evaluation at the contract level include the loss of a tenant team, intent to cease operations at a facility due to contract termination or other means, the bankruptcy of a client, discontinuation of a sports league or a significant increase in competition that could reduce the future profitability of the contract, among others. As of March 29, 2005, cost in excess of net assets acquired of $41.1 million and other intangible assets (trademarks) of $17.5 million were recorded. In accordance with SFAS No. 142, on an annual basis, we test our indefinite-lived intangible assets (cost in excess of net assets acquired and trademarks) for impairment. Additionally, cost in excess of net assets acquired is tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have determined that the reporting unit for testing the cost in excess of net assets acquired for impairment is Centerplate. In performing the annual cost in excess of net assets acquired assessment, we compare the fair value of Centerplate to its net asset carrying amount, including cost in excess of net assets acquired and trademarks. If the fair value of Centerplate exceeds the carrying amount, then it is determined that cost in excess of net assets acquired is not impaired. Should the carrying amount exceed the fair value, then we would need to perform the second step in the impairment test to determine the amount of the cost in excess of net assets acquired write-off. Fair value for these tests is determined based upon a discounted cash flow model, using a rate based on our incremental borrowing rate. As we base our estimates of cash flows on past operating performance, including anticipated labor and other cost increases and prevailing market conditions, we cannot make assurances that our estimates are achievable. Different conditions or assumptions, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our evaluation and on our financial condition or future results of operations. In performing the annual trademark assessment, management compares the fair value of the intangible asset to its carrying value. Fair value is determined based on a discounted cash flow model, using a rate based on our incremental borrowing rate. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss will be recognized for the excess amount. If the fair value is greater than the carrying amount, no further assessment is performed. We have performed our annual assessments of goodwill and trademarks on March 29, 2005 and determined that no impairment exists.

•	Insurance. We have a high-deductible insurance program for general liability, auto liability and workers’ compensation risk. We are required to estimate and accrue for the amount of losses that we expect to incur. These amounts are recorded in cost of sales and selling, general and administrative expenses on the statement of operations and accrued liabilities and long-term liabilities on the balance sheet. Our estimates consider a number of factors, including historic experience and an actuarial assessment of the liabilities for reported claims and claims incurred but not reported. While we use outside parties to assist us in making these estimates, it is difficult to provide assurance that the actual amounts may not be materially different than what we have recorded. In addition, we are self-insured for employee medical benefits and related liabilities. Our liabilities are based on historic trends and claims filed and are estimated for claims incurred but not reported. While the liabilities represent management’s best estimate, actual results could differ significantly from those estimates.

•	Accounting Treatment for IDSs, Common Stock Owned by Initial Equity Investors and Derivative Financial Instruments. Our income deposit securities (“IDSs”) include common stock and subordinated notes, the latter of which has three embedded derivative features. The embedded derivative features include a call option, a change of control put option, and a term-extending option on the notes. The call option allows us to repay the principal amount of the subordinated notes after the fifth anniversary of the issuance, provided that we also pay all of the interest that would have been paid during the initial 10-year term of the notes, discounted to the date of repayment at a risk-free rate. Under the change of control put option, the holders have the right to cause us to repay the subordinated notes at 101% of face value upon a change of control, as defined in the subordinated note agreement. The term-extending option allows us to unilaterally extend the term of the subordinated notes for two five-year periods at the end of the initial 10-year period provided that we are in compliance with the requirements of the indenture. We have accounted for these embedded derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted. Based on SFAS No. 133, as amended and interpreted, the call option and the change of control put option are required to be separately valued. As of March 29, 2005, these embedded derivatives were fair valued and determined to be insignificant. The term-extending option was determined to be inseparable from the underlying subordinated notes. Accordingly, it will not be separately accounted for in the current or future periods.

          In connection with the initial public offering (“IPO”), those investors who held stock prior to the IPO (the “Initial Equity Investors”) entered into an amended and restated stockholders agreement, which provides that, upon any post-offering sale of common stock by the Initial Equity Investors, at the option of the Initial Equity Investors, the Company will exchange a portion of its common stock for subordinated notes at an exchange rate of $9.30 principal amount of subordinated notes for each share of common stock (so that, after such exchange, the Initial Equity Investors will have shares of common stock and subordinated notes in the appropriate proportions to represent integral numbers of IDSs). The Company has concluded that the portion of the Initial Equity Investors’ common stock exchangeable for subordinated debt should be classified on its consolidated balance sheet according to the guidance provided by Accounting Series Release No. 268 (FRR Section 211), “Redeemable Preferred Stocks”. Accordingly, the Company recorded $14.4 million as “Common stock with conversion option exchangeable for subordinated debt” on the balance sheet. This amount was accreted to the face amount due of $14.4 million using the effective interest method over the life of the Initial Equity Investors’ minimum required 180-day holding period. The accretion of approximately $175,000 in the 13 week period ended March 30, 2004 was a deemed dividend to the Initial Equity Investors. In addition, the Company has determined that the option conveyed to the Initial Equity Investors to exchange common stock for subordinated debt in order to form IDSs is an embedded derivative in accordance with SFAS No. 133. The Company has recorded a liability for the fair value of this embedded derivative of approximately $4.6 million as of March 29, 2005, a decrease of $0.1 million from December 28,

2004. This option is fair-valued each reporting period with the change in the fair value recorded in interest expense in the accompanying consolidated statements of operations.

          The common stock held by the Initial Equity Investors has been treated as a separate class of common stock for presentation of earnings per share at March 29, 2005 and March 30, 2004. Although the common stock held by our Initial Equity Investors is part of the same class of stock as the common stock included in our IDSs for purposes of Delaware corporate law, the right to convert that is granted in our amended and restated stockholders agreement as described above causes the stock held by the Initial Equity Investors to have features of a separate class of stock for accounting purposes. The deemed dividend as of March 30, 2004 of approximately $175,000 conveyed to the Initial Equity Investors discussed above requires a two class earnings per share calculation. Accordingly, at March 29, 2005 and March 30, 2004, the Company has shown separate earnings per share for the stock held by the Initial Equity Investors and the stock included in the IDSs.

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

                Business at the principal types of facilities we serve is seasonal in nature. Major League Baseball (“MLB”) and minor league baseball related sales are concentrated in the second and third quarters, the majority of National Football League (“NFL”) related activity occurs in the fourth quarter and convention centers and arenas generally host fewer events during the summer months. Results of operations for any particular quarter may not be indicative of results of operations for future periods.

          In addition, our need for capital varies significantly from quarter to quarter based on the timing of contract renewals and the contract bidding process.

          Set forth below are comparative net sales by quarter (in thousands) for the first quarter of 2005, fiscal 2004, and fiscal 2003:

	2005	2004	2003
1st Quarter	$107,220	$98,236	$96,900

2nd Quarter	—	$173,725	$172,733

3rd Quarter	—	$201,066	$214,636

4th Quarter	—	$134,127	$131,788

Results of Operations

Thirteen Weeks Ended March 29, 2005 Compared to the 13 Weeks Ended March 30, 2004

          Net sales - Net sales of $107.2 million for the 13 weeks ended March 29, 2005 increased by $9.0 million, or approximately 9.1%, from $98.2 million in the prior year period. The increase was attributable to higher NFL related sales (approximately $5.7 million) due primarily to Super Bowl XXXIX and four additional NFL games (because of scheduling, four games from the 2004-2005 NFL season were played in our fiscal 2005). In addition, sales at convention centers improved $3.9 million over the prior year period mainly due to results at two of our contracts. Sales at new accounts (those that were opened subsequent to March 30, 2004) were $4.5 million. These were partially offset by the closure of a few minor contracts which accounted for a decline of $0.8 million. Partially offsetting the improvement was a decline in sales of $3.3 million at our only NHL contract as a result of the NHL lock-out. The remaining decline in net sales was primarily due to decreased activity in various facilities where we provide our services.

          Cost of sales – Cost of sales of $89.0 million for the 13 weeks ended March 29, 2005 increased by approximately $6.9 million, or approximately 8.4%, from $82.1 million in the prior year period, primarily as a result of higher net sales. As a percentage of net sales, cost of sales improved by approximately 0.6% from the prior year period mainly as a result of a decrease in the commissions and royalties paid to our clients. The decline was primarily attributable to a change in the sales mix from our profit sharing accounts, where higher commissions are typically paid, to profit and loss accounts. These declines were partially offset by increased commissions related to the NFL sales in the period.

          Selling, general and administrative expenses – Selling, general and administrative expenses were $15.8 million in the 13 weeks ended March 29, 2005 as compared to $13.5 million in the prior year period. As a percentage of net sales, selling, general and administrative costs increased approximately 0.9% from the prior year period. This was due primarily to higher overhead costs of approximately $1.0 million related to increased investments in our strategic initiatives as well as additional costs associated with being a public company. For fiscal 2005, we currently expect total increased overhead costs of approximately $2.0 million over fiscal 2004. In addition, the increase was also partially attributable to higher other operating expenses primarily as a result of increased cash management costs related to a change in the sales mix and an increase in sales generated from credit card transactions.

          Depreciation and amortization – Depreciation and amortization was $6.8 million for the 13 weeks ended March 29, 2005, compared to $6.9 million in the prior year period. The decrease was principally attributable to lower amortization expense resulting from the return to us of a portion of the capital invested to acquire certain client contracts in fiscal 2004 partially offset by increased amortization associated with investments made subsequent to the prior year period.

          Operating loss – Operating loss increased approximately $46,000 from the prior year period due to the factors described above.

          Interest expense – Interest expense was $5.4 million for the thirteen weeks ended March 29, 2005, compared to $7.0 million in the prior year period. The primary reason for the decline is $1.2 million in expenses in the prior year period related to the repurchase of our 1999 subordinated notes. In addition, included in interest expense for the period ended March 29, 2005 is a non-cash credit of $0.1 million related to the change in the fair value of our derivatives, as compared to a charge of $0.2 million in the prior year period. In future periods, we expect higher interest expense associated with the new credit agreement entered into on April 1, 2005 (see “Future Liquidity and Capital Resources ”).

          Income taxes – Income taxes for the 13 weeks ended March 29, 2005 and March 30, 2004 were calculated using the projected effective tax rate for fiscal 2005 and 2004, respectively, in accordance with SFAS No. 109 “Accounting for Income Taxes”. We estimate that in the fiscal year ending January 3, 2006, we will have an effective tax rate of approximately 54%. In the prior year period, we estimated that our effective tax rate for the fiscal year ended December 28, 2004 would be 18%. The increase in the projected effective tax rate is primarily due to a reduction in the non-cash interest charge related to the Company’s derivatives, the expectation of a net operating loss for the current year compared to the prior year’s income and the impact of tax credits in the current year period. As a result of estimating that we will have a higher effective tax rate, a larger tax benefit was recognized in the 2005 period.

Liquidity and Capital Resources

          For the 13 weeks ended March 29, 2005, net cash used in operating activities was $3.4 million compared to $4.2 million in the prior year period. We experienced no significant changes in our operating loss or our working capital (including other assets and liabilities) as compared to the prior year period. The $0.8 million decrease was principally attributable to the non-recurrence of the $0.9 million in expenses associated with the repurchase of the 1999 subordinated notes in the prior year period.

          Net cash used in investing activities was $7.8 million for the 13 weeks ended March 29, 2005, as compared to $2.5 million in the prior year period. The higher level of investment reflects an increase in capital expenditures to acquire new accounts (approximately $4.1 million) and to extend existing contracts as well as making significant improvements in our infrastructure (approximately $4.1 million).

          Net cash provided by financing activities was $11.6 million in the 13 weeks ended March 29, 2005 as compared to $4.6 million in the prior year period. This increase mainly reflects an increase in revolving loan borrowings under our credit facility related to the higher investment levels discussed above. In addition, the prior year period reflects the repayment of $12.3 million in senior subordinated notes issued in 1999 at a price equal to 105.625% of the principal amount plus accrued interest. The total repayment of approximately $13.6 million was made from the proceeds of the IPO completed in December 2003.

          As described below, we completed the refinancing of our prior credit facility on April 1, 2005. Under our prior credit facility, as of March 29, 2005, we had $18.8 million outstanding in revolver loans as compared to $16.0 million in the prior year period. As of March 29, 2005, we also had requirements outstanding for performance bonds and letters of credit of $13.4 million and $20.6 million, respectively, which were obtained to secure our contractual obligations. In addition, we had approximately $10.6 million available to be borrowed under our $50 million revolving credit facility containing a $35 million letter of credit sub-limit.

          Under the new credit facility, as of April 1, 2005, we had requirements outstanding for performance bonds and letters of credit of $13.4 million and $20.6 million, respectively. The $107.5 million revolving portion of the new credit facility has a $35.0 million letter of credit sub-limit. As of April 1, 2005 we had outstanding revolver borrowings of $13.0 million, with approximately $73.9 million available to be borrowed.

Future Liquidity and Capital Resources

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

          While our prior credit facility provided us with a basis to make new capital investments, we believed that increasing our access to capital would allow us to benefit from the trend of large-stadium development and to take advantage of other opportunities to strengthen our business. Given that the IDS market has not developed as expected, we believe that among the funding opportunities that were available to us, considering our capital structure, the senior credit market offered the most attractive terms for meeting these needs.

          Accordingly, on April 1, 2005, we entered into a new credit agreement pursuant to which General Electric Capital Corporation (“GE Capital”) agreed to provide up to $215 million of senior secured financing. The financing is comprised of a $107.5 million term loan and a $107.5 million revolving credit facility. Both facilities bear interest at a floating rate equal to a margin over a defined prime rate of 1.25% for the term loan and 1.5% for the revolving credit facility or a percentage over the London Interbank Borrowing Rate (“LIBOR”) of 3.25% for the term loan and 3.5% for the revolving credit facility. The applicable margins for the revolving credit facility are subject to adjustment (from 1.0% to 1.75% for loans based on a defined prime rate and from 3.0% to 3.75% for LIBOR loans based on our total leverage ratio. The proceeds of the new term loan were used to repay the prior $65 million term loan, then outstanding revolving loans of $23.25 million, as well as interest, related fees and expenses, including a prepayment premium of approximately $4.6 million on the prior term loan facility. The revolving portion of the new credit facility replaces the prior $50 million revolving credit facility and has a $35 million letter of credit sub-limit and a $10 million swing loan sub-limit.

          The new credit agreement contains various financial covenants and other requirements affecting the payment of interest on our subordinated notes and dividends on our common stock, which are no more restrictive than those under the prior credit agreement. Under the new credit facility, the term loan matures sixty-six months from the date of closing, subject to quarterly amortization payments beginning on July 1, 2005. The availability of funding under the new revolving credit facility also depends on the satisfaction of various financial and other conditions, including restrictions in the indenture governing the subordinated notes. The new revolving credit facility will mature sixty months from April 1, 2005, and is subject to an annual thirty-day pay down requirement, exclusive of letters of credit and certain specified levels of permitted acquisition and service contract related revolving credit advances. Similar to the prior credit facility, the new term loan and the new revolving credit facility are secured by substantially all of the Company’s assets and rank senior to the subordinated notes. The new credit agreement contains customary events of default.

          We believe that cash flow from operating activities, together with borrowings available under the new revolving credit facility, will be sufficient to fund our currently anticipated capital investment requirements, interest, dividend payments and working capital requirements. We anticipate total capital investments of approximately $22.5 million in fiscal 2005, of which $8.2 million has been spent to date in investments primarily associated with the renewal and/or acquisition of contracts. In addition, we expect to pay dividends on our common stock of approximately $17.8 million, of which $4.5 million was paid as of March 29, 2005.

          We have future obligations for debt repayments, future minimum rental and similar commitments under non-cancelable operating leases. These obligations as of March 29, 2005 are summarized in the following tables:

Contractual Commitments

			Payments due by period
			(in millions)
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years
Long–term borrowings (1)	$189.0	$19.8	64.0	—	$105.2

Interest for fixed rate debt (1)	138.9	19.2	53.0	28.4	38.3

Insurance	12.0	5.2	4.4	1.8	0.6

Operating leases	1.7	—	1.5	0.2	—

Commissions and royalties	39.5	7.5	11.7	5.1	15.2

Capital commitments (2)	8.9	5.5	3.4	—	—

Other long-term obligations (3)	0.4	—	0.2	0.1	0.1

Total Contractual Obligations	$390.4	$57.2	$138.2	$35.6	$159.4

(1)	As of April 1, 2005, under the new credit facility our total long term borrowings were $225.7 million. Approximately $1.1 million of the $107.5 million term loan is payable each year. The interest associated with the new credit facility is at a floating rate. Interest on our fixed rate subordinated notes represented $123.5 million of the $138.9 reported above.

(2)	Represents capital commitments in connection with several long-term concession contracts.

(3)	Represents various long-term obligations reflected on the balance sheet.

In addition, we have contingent obligations related to outstanding letters of credit. These contingent obligations as of March 29, 2005 are summarized below:

			Payments due by period
			(in millions)
		Less than			More than
Other Commercial Commitments	Total	1 year	1-3 years	4-5 years	5 years
Letters of credit	$20.6	$20.6	$—	$—	$—

New Accounting Standards

          In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective for public companies beginning with the first annual period that begins after June 15, 2005. The Company has reviewed SFAS 123(R) for any impact; however since the Company does not have any benefit plans which include share-based payments, SFAS 123(R) will not have any impact on its consolidated financial position or consolidated results of operations.

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

     All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements or that could adversely affect the holders of our IDSs, subordinated notes and common stock. We believe that these factors include the following:

•	We have substantial indebtedness, which could restrict our ability to pay interest and principal on our subordinated notes and to pay dividends with respect to shares of our common stock represented by the IDSs, limit our financing options and affect our liquidity position.

•	We may amend the terms of our credit facility, or we may enter into new agreements that govern our senior indebtedness, and the amended or new terms may significantly restrict our ability to pay interest and dividends to IDS holders.

•	We are subject to restrictive debt covenants and other requirements related to our outstanding debt that limits our business flexibility by imposing operating and financial restriction on our operations.

•	We are a holding company and rely on dividends, interest and other payments, advances and transfers of funds from our subsidiaries to meet our debt service and other obligations.

•	Our interest expense could increase significantly as a result of rising interest rates or greater borrowings and could cause our net income and distributable cash to decline significantly.

•	We may not generate sufficient funds from operations to pay our indebtedness at maturity or upon the exercise by holders of their rights upon a change of control.

•	Our credit facility and the indenture governing our subordinated notes permit us to pay a significant portion of our free cash flow to stockholders in the form of dividends. Any amounts we pay in the form of dividends will not be available in the future to satisfy our obligations under the subordinated notes.

•	The realizable value of our assets upon liquidation may be insufficient to satisfy claims.

•	Deferral of interest payments would have adverse tax consequences for holders of our subordinated notes and may adversely affect the trading price of the IDSs or any separate trading prices of the subordinated notes.

•	Because of the subordinated nature of the subordinated notes, their holders may not be entitled to be paid in full, if at all, in a bankruptcy, liquidation or reorganization or similar proceeding.

•	The guarantees of the subordinated notes by our subsidiaries may not be enforceable.

•	Seasonality and variability of our businesses may cause volatility in the market value of our IDSs and may hinder our ability to make timely distributions on the IDSs.

•	The U.S. federal income tax consequences of the purchase, ownership and disposition of IDSs are unclear.

•	The Internal Revenue Service (IRS) may not view the interest rate on the subordinated notes as an arm’s length rate.

•	The IRS might seek to recharacterize our subordinated notes as equity, which would cause our interest payments not to be deductible for tax purposes. This could create a significant tax liability for which we have not reserved

•	The price of the IDSs may fluctuate substantially, which could negatively affect IDS holders.

•	Future sales or the possibility of future sales of a substantial amount of IDSs, shares of our common stock or our subordinated notes may depress the price of our outstanding IDSs and the shares of our common stock and our subordinated notes.

•	If attendance or the number of events held at our clients’ facilities decreases, our net sales and cash flow may significantly decline.

•	The pricing and termination provisions of our contracts may constrain our ability to recover costs and to make a profit on our contracts.

•	We have a history of losses and may experience losses in the future.

•	We may not be able to recover our capital investments in clients’ facilities, which may significantly reduce our profits or cause losses.

•	If the sports team tenant of a facility we serve relocates or the ownership of a facility we serve changes, we may lose the contract for that facility.

•	If we were to lose any of our largest clients, our results of operations could be significantly harmed.

•	A contraction of MLB that eliminates any of the teams playing in any of the facilities we serve would likely have a material adverse effect on our results of operations.

•	We may not have sufficient funds available to make capital investments in clients’ facilities necessary to maintain these relationships or to obtain new accounts.

•	An increase in capital investments or commissions to renew client relationships may lower our operating results for such facilities.

•	Our historical rapid growth rates may not be indicative of future results, given the limitations set under our current capital structure and dividend policy and our reliance on other financing sources.

•	If labor or other operating costs increase, we may not be able to make a corresponding increase in the prices of our products and services, and our profitability may decline significantly.

•	We could incur costs defending against claims involving violations of wage and hour laws .

•	We may incur significant liabilities or reputational harm if claims of illness or injury associated with our service of food and beverages to the public are brought against us.

•	The loss of any of our liquor licenses or permits would adversely affect our ability to carry out our business.

•	If one of our employees sells alcoholic beverages to an intoxicated or minor patron, we may be liable to third parties for the acts of the patron.

•	If we fail to comply with applicable governmental regulations, we may become subject to lawsuits and other liabilities or restrictions on our operations which could significantly reduce our net sales and cash flow and undermine the growth of our business.

•	We are subject to litigation, which, if determined adversely, could be material.

•	We may be subject to potential environmental liabilities.

•	We depend on a relatively small executive management team, and the loss of any of them could adversely affect our business.

•	We could incur significant liability for withdrawing from multi-employer pensions plans.

•	If we fail to remain competitive within our industry, we will not be able to maintain our clients or obtain new clients, which would materially adversely affect our financial condition, results of operations and liquidity.

•	Our net sales could decline if there were a labor stoppage affecting any of the sports teams at whose facilities we provide our services.

•	An outbreak or escalation of any insurrection or armed conflict involving the United States or any other national or international calamity could significantly harm our business.

•	A terrorist attack on any facility which we serve, particularly large sports facilities, could significantly harm our business, and our contracts do not provide for the recovery by us of our cost in the event of a terrorist attack on a facility.

•	We may not be able to obtain insurance, or obtain insurance on commercially acceptable terms, which could result in a material adverse effect on our financial condition, results of operations or liquidity.

•	Weak economic conditions within the United States could adversely affect our business.

     Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk .

          Interest rate risk –As of March 29, 2005, under our prior credit facility, our $65 million term loan bore interest at a fixed rate and we had outstanding revolver borrowings of $18.8 million. A change in interest rates of one percent on the outstanding revolver borrowings would cause a change in annual interest expense of approximately $0.2 million. Under the new credit agreement entered into on April 1, 2005, we are exposed to interest rate volatility with regard to our outstanding revolving credit facility borrowings and $107.5 million term loan. Under the new facility, on April 1, 2005, we had outstanding borrowings of $13.0 million on the revolver and $107.5 million on the term loan. A change in interest rates of one percent on the outstanding revolver and term loan borrowings as of April 1, 2005 would cause a change in annual interest expense of approximately $1.2 million.

          Our subordinated notes are fixed interest-rate debt obligations; however, fluctuating interest rates could result in material changes to the fair values of the embedded derivatives which would affect our reported interest expense. A change in interest rate of one percent would result in an approximate $0.8 million change in our liability for derivatives.

          Market risk – Changing market conditions that influence stock prices could have an impact on the value of our liability for derivatives. As of March 29, 2005, a credit of $0.1 million has been recorded to our consolidated statement of operations to mark to market our derivatives. A $1.00 fluctuation in the price of our IDS units would result in an approximate $0.6 million to $0.7 million change in our liability for derivatives.

          As of March 29, 2005, there have been no material changes, except as discussed above, in the quantitative and qualitative disclosures about market risk from the information presented in our Form 10-K for the year ended December 28, 2004.

Item 4. Controls and Procedures.

          Evaluation of disclosure controls and procedures.

          We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our report under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Acting Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of the Acting Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 29, 2005. Based upon that evaluation and subject to the foregoing, our Acting Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

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

          In December 2004, Service America entered into a Settlement Agreement with Pharmacia and Solutia which settled and resolved all of Service America’s alleged liability regarding the Illinois site. On January 31, 2005, Service America, Pharmacia and Solutia filed a Joint Motion with the Court seeking approval of the Settlement Agreement, dismissing Service America from the case and granting Service America contribution protection to prevent any entity from asserting a contribution claim against Service America with respect to the Illinois site. No objection to the Joint Motion was filed. On March 8, 2005, the Court issued a Memorandum and Order related to the United States Supreme Court’s decision in Cooper Industries, Inc. v. Aviall Services, 125 S.Ct. 577 (2004). As part of the March 8 Order, the Court directed Pharmacia, Solutia and Service America to file a further brief with the Court regarding the Joint Motion. On March 18, 2005, Pharmacia, Solutia and Service America filed another brief with the Court requesting that the Joint Motion be granted. Service America anticipates the Joint Motion will be granted and the Settlement Agreement will be approved shortly.

          As previously reported, in May 2003 a purported class action entitled Holden v. Volume Services America, Inc. et al. was filed against the Company in the Superior Court of California for the County of Orange by a former employee at one of the California stadiums the Company serves alleging violations of local overtime wage, rest and meal period and related laws with respect to this employee and others purportedly similarly situated at any and all of the facilities we serve in California. The Company had removed the case to the United States District Court for the Central District of California, but in November 2003 the court remanded the case back to the California Superior Court. The purported class action seeks compensatory, special and punitive damages in unspecified amounts, penalties under the applicable local laws and injunctions against the alleged illegal acts. The parties have agreed to non-binding mediation in the first half of 2005. We believe that the Company’s business practices are, and were during the period alleged, in compliance with the law. The Company intends to vigorously defend this case. However, due to the slow progression of this case, we cannot predict its outcome and, if an ultimate ruling is made against the Company, whether such ruling would have a material effect on the Company.

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

          As a result of an administrative investigation entitled Valentino S. Lopez v. Volume Services America (Centerplate), on April 29, 2005, we received a letter from the Equal Employment Opportunity Commission (the “EEOC”) indicating its determination that there was reasonable cause to believe that the Company had discriminated against certain minority employees at one facility in violation of Title VII of the Civil Rights Act of 1964, by failing to assign or promote them to higher paying positions or locations within the facility. As it is required to do, the EEOC indicated that it will attempt to conciliate this matter with the Company. If the conciliation efforts are not successful, the EEOC may commence a lawsuit in federal court against Centerplate. In March 2005, the employee who brought the EEOC complaint commenced a private lawsuit against Centerplate in federal court in the Southern District of New York alleging similar claims. The Company intends to defend itself vigorously against any claims brought by the EEOC or the complainant. At this point, however, the status of the EEOC conciliation and the private lawsuit is too preliminary to assess the outcome.

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

Item 6. Exhibits

(a)	Exhibits:
	10.1	First Amendment to Credit Agreement dated as of April 15, 2005, by and among Volume Services America, Inc. (“VSA”), Volume Services, Inc. (“VS”), and Service America Corporation (“SAC”) (VSA, VS and SAC are sometimes collectively referred to therein as the “Borrowers” and individually as a “Borrower”), Centerplate, Inc., the Lenders party to the Credit Agreement, Wachovia Bank, National Association, as a Lender and Syndication Agent, and General Electric Capital Corporation, a Delaware corporation, for itself, as a Lender, and as Administrative Agent for the Lenders parties from time to time to the Credit Agreement.

	31.1	Certification of Acting Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

	32.1	Certification of Acting Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2005.

Centerplate, Inc.

By:	/s/ Kenneth R. Frick

Name:	Kenneth R. Frick
Title:	Chief Financial Officer