Form 10-Q
period 2005-06-28
Centerplate, Inc.
filed 2005-08-05
CIK 1086774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
        For the quarterly period ended June 28, 2005 or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the transition period from ___to ___
Commission file number: 001-31904
CENTERPLATE, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3870167
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 East Broad Street, Spartanburg, South Carolina 29306	(864) 598-8600
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)
http:www.centerplate.com
(Registrant’s URL)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑Yes                         ☐No
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
☑Yes                          ☐No
APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares of common stock of Centerplate, Inc. outstanding as of August 4, 2005 was 22,524,992.

CENTERPLATE, INC.
INDEX

PART I FINANCIAL INFORMATION	2

Item 1. Financial Statements	2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4. Controls and Procedures	34

PART II OTHER INFORMATION	35

Item 1. Legal Proceedings	35

Item 6. Exhibits	35
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I
FINANCIAL INFORMATION
Item 1.  Financial Statements
CENTERPLATE, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JUNE 28, 2005 AND DECEMBER 28, 2004

	June 28,	December 28,
ASSETS	2005	2004
	(In thousands, except share data)
CURRENT ASSETS:
Cash and cash equivalents	$56,714	$24,777
Accounts receivable, less allowance for doubtful accounts of $968 and $495 at June 28, 2005 and December 28, 2004, respectively	24,685	21,876
Merchandise inventories	20,127	16,549
Prepaid expenses and other	4,394	3,315
Deferred tax asset	6,287	5,238

Total current assets	112,207	71,755

PROPERTY AND EQUIPMENT:
Leasehold improvements	42,901	43,635
Merchandising equipment	62,060	57,435
Vehicles and other equipment	13,340	11,532
Construction in process	270	32

Total	118,571	112,634
Less accumulated depreciation and amortization	(68,174)	(64,412)

Property and equipment, net	50,397	48,222

OTHER LONG-TERM ASSETS:
Contract rights, net	86,575	87,981
Restricted cash	8,465	8,420
Cost in excess of net assets acquired	41,142	41,142
Deferred financing costs, net	16,716	11,707
Trademarks	17,523	17,523
Deferred tax asset	12,423	8,259
Other	4,020	4,037

Total other long-term assets	186,864	179,069

TOTAL ASSETS	$349,468	$299,046

See notes to consolidated financial statements.

CENTERPLATE, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)(UNAUDITED)
JUNE 28, 2005 AND DECEMBER 28, 2004

	June 28,	December 28,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2005	2004
	(In thousands, except share data)
CURRENT LIABILITIES:
Current portion of long-term debt	$1,075	$—
Accounts payable	23,492	19,103
Accrued salaries and vacations	15,005	11,237
Liability for insurance	5,121	5,777
Accrued taxes, including income taxes	6,227	4,543
Accrued commissions and royalties	28,615	15,702
Liability for derivatives	5,151	4,655
Accrued interest	951	712
Accrued dividends	1,487	1,487
Advance deposits	3,967	3,737
Other	2,573	3,290

Total current liabilities	93,664	70,243

LONG-TERM LIABILITIES:
Long-term debt	211,670	170,245
Liability for insurance	7,538	5,681
Other liabilities	355	651

Total long-term liabilities	219,563	176,577

COMMITMENTS AND CONTINGENCIES

COMMON STOCK WITH CONVERSION OPTION, PAR VALUE $0.01,
EXCHANGEABLE FOR SUBORDINATED DEBT, NET OF DISCOUNT	14,352	14,352

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value — authorized: 100,000,000 shares;
issued: 18,463,995 shares without conversion option; outstanding 18,463,995 shares without conversion option	185	185
issued: 21,531,152 shares with conversion option; outstanding 4,060,997 shares with conversion option	215	215
Additional paid-in capital	218,331	218,331
Accumulated deficit	(76,318)	(60,492)
Accumulated other comprehensive income	416	575
Treasury stock — at cost (17,470,153 shares)	(120,940)	(120,940)

Total stockholders’ equity	21,889	37,874

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$349,468	$299,046

See notes to consolidated financial statements.

CENTERPLATE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED JUNE 28, 2005 AND JUNE 29, 2004

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2005	2004	2005	2004
		(In thousands, except share data)
Net sales	$182,071	$173,725	$289,291	$271,961

Cost of sales	146,410	140,546	235,441	222,693
Selling, general, and administrative	17,884	15,596	33,650	29,143
Depreciation and amortization	7,296	6,601	14,101	13,479
Contract related losses	—	121	—	121

Operating income	10,481	10,861	6,099	6,525
Interest expense	13,123	7,052	18,523	14,028
Other income, net	(219)	(38)	(305)	(95)

Income (loss) before income taxes	(2,423)	3,847	(12,119)	(7,408)
Income tax provision (benefit)	50	(1,547)	(5,213)	(3,625)

Net income (loss)	(2,473)	5,394	(6,906)	(3,783)
Accretion of conversion option	—	(142)	—	(317)

Net income (loss) available to common stock with or without the conversion option	(2,473)	5,252	(6,906)	(4,100)

Basic Net Income (Loss) per share with conversion option	$(0.11)	$0.27	$(0.31)	$(0.10)

Diluted Net Income (Loss) per share with conversion option	$(0.11)	$0.27	$(0.31)	$(0.10)

Basic Net Income (Loss) per share without conversion option	$(0.11)	$0.23	$(0.31)	$(0.18)

Diluted Net Income (Loss) per share without conversion option	$(0.11)	$0.23	$(0.31)	$(0.18)

Weighted average shares outstanding with conversion option	4,060,997	4,060,997	4,060,997	4,060,997
Weighted average shares outstanding without conversion option	18,463,995	18,463,995	18,463,995	18,463,995

Total weighted average shares outstanding	22,524,992	22,524,992	22,524,992	22,524,992

Dividends declared per share	$0.20	$0.20	$0.40	$0.40

See notes to consolidated financial statements.

CENTERPLATE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)(UNAUDITED)
FOR THE PERIOD FROM DECEMBER 28, 2004 TO JUNE 28, 2005 AND THE THIRTEEN AND TWENTY-SIX WEEKS ENDED
JUNE 28, 2005 AND JUNE 29, 2004

	Common	Common	Common	Common
	Shares	Stock	Shares	Stock			Accumulated
	without	without	with	with	Additional		Other
	Conversion	Conversion	Conversion	Conversion	Paid-in	Accumulated	Comprehensive	Treasury
	Option	Option	Option	Option	Capital	Deficit	Income	Stock	Total
				(In thousands, except share data)
BALANCE, DECEMBER 28, 2004	18,463,995	$185	21,531,152	$215	$218,331	$(60,492)	$575	$(120,940)	$37,874
Foreign currency translation	—	—	—	—	—	—	(159)	—	(159)
Dividends declared	—	—	—	—	—	(8,920)	—	—	(8,920)
Net loss	—	—	—	—	—	(6,906)	—	—	(6,906)

BALANCE, JUNE 28, 2005	18,463,995	$185	21,531,152	$215	$218,331	$(76,318)	$416	$(120,940)	$21,889

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28,	June 29	June 28,	June 29
	2005	2004	2005	2004
Net income (loss)	$(2,473)	$5,394	(6,906)	(3,783)

Other comprehensive loss - foreign currency translation adjustment	(92)	(116)	(159)	(109)

Comprehensive income (loss)	$(2,565)	$5,278	(7,065)	(3,892)

See notes to consolidated financial statements.

CENTERPLATE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
TWENTY-SIX WEEK PERIODS ENDED JUNE 28, 2005 AND JUNE 29, 2004

	Twenty-six Weeks Ended
	June 28,	June 29,
	2005	2004
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,906)	$(3,783)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,101	13,479
Amortization of deferred financing costs	2,185	1,051
Non-cash interest earned on restricted cash	(45)	—
Change in liability for derivative	496	1,755
Contract related losses	—	121
Deferred tax change	(5,213)	(3,625)
Gain (loss) on disposition of assets	(4)	7
Other	(159)	(109)
(Increase)/decrease in assets and liabilities:
Accounts receivable	(2,809)	(3,362)
Merchandise inventories	(3,578)	(2,957)
Prepaid expenses	(1,079)	(669)
Other assets	(142)	(600)
Accounts payable	3,827	2,258
Accrued salaries and vacations	3,768	2,285
Liability for insurance	1,201	1,461
Accrued commissions and royalties	12,680	13,367
Other liabilities	1,139	954

Net cash provided by operating activities	19,462	21,633

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,509)	(3,119)
Proceeds from sale of property and equipment	336	90
Contract rights acquired	(6,277)	(1,958)
Return of unamortized capital investment	—	6,148
Restricted cash	—	13,628

Net cash provided by (used in) investing activities	(13,450)	14,789

See notes to consolidated financial statements.

CENTERPLATE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)(UNAUDITED)
TWENTY-SIX WEEK PERIODS ENDED JUNE 28, 2005 AND JUNE 29, 2004

	Twenty-six Weeks Ended
	June 28,	June 29,
	2005	2004
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments — revolving loans	$—	$(4,000)
Proceeds from long-term debt	107,500	—
Retirement of existing long-term borrowings	(65,000)	—
Payments of financing costs	(7,194)	(351)
Payments of debt issuance costs	—	(267)
Principal payments to redeem senior subordinated notes	—	(12,250)
Dividend payments	(8,920)	(9,414)
Increase (decrease) in bank overdrafts	(461)	100

Net cash provided by (used in) financing activities	25,925	(26,182)

INCREASE IN CASH AND CASH EQUIVALENTS:	31,937	10,240

CASH AND CASH EQUIVALENTS:
Beginning of period	24,777	22,929

End of period	$56,714	$33,169

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$11,146	$6,680
Income taxes paid	$12	$8

SUPPLEMENTAL NON CASH FLOW INVESTING AND FINANCING ACTIVITIES:
Capital investment commitment	$233	$4,500
Cash due to Company for return of capital invested	$—	$10,000
Dividends declared and unpaid	$1,487	$1,487
See notes to consolidated financial statements.

CENTERPLATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TWENTY-SIX WEEK PERIODS ENDED JUNE 28, 2005 AND JUNE 29, 2004
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
     The accompanying financial statements of Centerplate have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.
     The results of operations for the 26 week period ended June 28, 2005 are not necessarily indicative of the results to be expected for the 53 week fiscal year ending January 3, 2006 due to the seasonal aspects of the Company’s business. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 28, 2004 included in the Company’s annual report on Form 10-K (“2004 Form 10-K”).
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     There have not been any changes in our significant accounting policies disclosed in the 2004 Form 10-K.
     Cost in Excess of Net Assets Acquired and Trademarks — The Company performed its annual impairment tests of goodwill and trademarks as of March 29, 2005 in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, and determined that no impairment exists. There have been no events since March 29, 2005 that would cause the Company to have to reassess the carrying value of these assets.
     Insurance — At the beginning of fiscal 2002, the Company adopted a high deductible insurance program for general liability, auto liability and workers’ compensation risk. From 1999 through 2001, the Company had a premium-based insurance program for general liability, automobile liability and workers’ compensation risk. Management establishes a reserve for its deductible and self-insurance programs considering a number of factors, including historic experience and an actuarial assessment of the liabilities for reported claims and claims incurred but not reported. The estimated liabilities for these programs are then discounted (using rates between 2.18 percent and 4.02 percent at December 28, 2004 and 3.42 percent and 3.9 percent at June 28, 2005) to their present value based on expected loss payment patterns determined by experience. The total discounted liabilities for these programs recorded by the Company at December 28, 2004 and June 28, 2005 were $9,714,000 and $10,641,000, respectively. The related undiscounted amounts were $10,344,000 and $11,578,000, respectively.
     The employee health self-insurance liability is based on claims filed and not paid and estimates for claims incurred but not reported. The total liabilities recorded by the Company at December 28, 2004 and June 28, 2005 were $1,450,000 and $1,837,000, respectively.

     Accounting Treatment for IDSs, Common Stock Owned by Initial Equity Investors and Derivative Financial Instruments — The Company’s income deposit securities (“IDSs”) include common stock and subordinated notes, the latter of which has three embedded derivative features. The embedded derivative features include a call option, a change of control put option, and a term-extending option on the notes. The call option allows the Company to repay the principal amount of the subordinated notes after the fifth anniversary of the issuance, provided that the Company also pays all of the interest that would have been paid during the initial 10-year term of the notes, discounted to the date of repayment at a risk-free rate. Under the change of control put option, the holders have the right to cause the Company to repay the subordinated notes at 101% of face value upon a change of control, as defined in the subordinated note agreement. The term-extending option allows the Company to unilaterally extend the term of the subordinated notes for two five-year periods at the end of the initial 10-year period provided that it is in compliance with the requirements of the indenture. The Company has accounted for these embedded derivatives in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted. Based on SFAS No. 133, as amended and interpreted, the call option and the change of control put option are required to be separately valued. As of June 28, 2005, these embedded derivatives were fair valued and determined to be insignificant. The term-extending option was determined to be inseparable from the underlying subordinated notes. Accordingly, it will not be separately accounted for in the current or future periods.
     In connection with the initial public offering (“IPO”) in December 2003, those investors who held stock prior to the IPO (the “Initial Equity Investors”) entered into an Amended and Restated Stockholders Agreement on December 10, 2003 with the Company (“Amended Stockholders Agreement”), which provides that, upon any post-offering sale of common stock by the Initial Equity Investors, at the option of the Initial Equity Investors, the Company will exchange a portion of its common stock for subordinated notes at an exchange rate of $9.30 principal amount of subordinated notes for each share of common stock (so that, after such exchange, the Initial Equity Investors will have shares of common stock and subordinated notes in the appropriate proportions to represent integral numbers of IDSs). The Company has concluded that the portion of the Initial Equity Investors’ common stock exchangeable for subordinated debt should be classified on its consolidated balance sheet according to the guidance provided by Accounting Series Release No. 268 (FRR Section 211), “Redeemable Preferred Stocks”. Accordingly, at both June 28, 2005 and December 28, 2004, the Company has recorded $14.4 million as “Common stock with conversion option exchangeable for subordinated debt” on the balance sheet. This amount was accreted to the face amount due of $14.4 million using the effective interest method over the life of the Initial Equity Investors minimum required 180-day holding period. The accretion of approximately $317,000 in the 26 week period ended June 29, 2004 was a deemed dividend to the Initial Equity Investors. In addition, the Company has determined that the option conveyed to the Initial Equity Investors to exchange common stock for subordinated debt in order to form IDSs is an embedded derivative in accordance with Paragraph 12 of SFAS No. 133. The Company has recorded a liability for the fair value of this embedded derivative of approximately $5.2 million as of June 28, 2005, an increase of $0.5 million from December 28, 2004. This option is fair-valued each reporting period with the change in the fair value recorded in interest expense in the accompanying consolidated statement of operations.
     The common stock held by the Initial Equity Investors has been treated as a separate class of common stock for presentation of earnings per share at June 28, 2005. Although the common stock held by the Initial Equity Investors is part of the same class of stock as the common stock included in the IDSs for purposes of Delaware corporate law, the right to convert that is granted in the Amended Stockholders Agreement as described above causes the stock held by the Initial Equity Investors to have features of a separate class of stock for accounting purposes. The deemed dividend as of June 29, 2004 of approximately $317,000 conveyed to the Initial Equity Investors discussed above requires a two class earnings per share calculation. Accordingly, the Company has shown separate earnings per share for the stock held by the Initial Equity Investors and the stock included in the IDSs.

     Interest expense — For the 26 weeks ended June 28, 2005 and June 29, 2004, the change in the fair value of the Company’s derivatives of $0.5 million and $1.8 million, respectively, was recorded in interest expense. In addition, interest expense for the 2005 period includes $6.2 million in expenses related to the credit agreement entered into on April 1, 2005 (see Note 5). The $6.2 million includes a prepayment premium of approximately $4.6 million on the prior credit facility and a $1.6 million non-cash charge for the write-off of associated deferred financing costs. In the 2004 period, interest expense includes $1.2 million in expenses, including $0.3 million of amortization expense, related to the repurchase of the remaining 1999 senior subordinated notes under the Company’s 1999 indenture.
     Income Taxes — The provision (benefit) for income taxes includes federal, state and foreign taxes currently payable, and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance is established for deferred tax assets when it is more likely than not that the benefits of such assets will not be realized.
     Income taxes for the 26 weeks ended June 28, 2005 and June 29, 2004 were calculated using the projected effective tax rate for fiscal 2005 and 2004, respectively, in accordance with SFAS No. 109, “Accounting for Income Taxes” and APB No. 28, “Interim Financial Reporting”. The Company estimates that in the fiscal year ending January 3, 2006, it will have an effective tax rate of approximately 43%. In the prior year, the Company estimated that its effective tax rate for the fiscal year ended December 28, 2004 would be 48%. The decrease in the projected effective tax rate is primarily due to a reduction in the charge related to the Company’s derivatives.
     The Company accounted for its issuance of IDS units in December 2003 by allocating the proceeds for each IDS unit to the underlying stock and subordinated notes based upon the relative fair values of each at that time. Accordingly, the portion of the aggregate IDSs outstanding that represents subordinated notes has been accounted for by the Company as long-term debt bearing a stated interest rate of 13.5% maturing on December 10, 2013. During the 26 weeks ended June 28, 2005, the Company deducted interest expense of approximately $7.1 million on the subordinated notes from taxable income for U.S. federal and state income tax purposes. There can be no assurances that the Internal Revenue Service or the courts will not seek to challenge the treatment of these notes as debt or the amount of interest expense deducted, although to date the Company has not been notified that the notes should be treated as equity rather than debt for U.S. federal and state income tax purposes. If the notes were reclassified as equity, the cumulative interest expense associated with the notes of approximately $22.1 million would not be deductible from taxable income. The additional tax due to the federal and state authorities would be zero based on the Company’s estimate that it will generate a tax loss for the 26 week period ended June 28, 2005. Since issuance of the IDS units in December 2003, the cumulative amount of additional tax due to the federal and state authorities would be approximately $3.6 million based on the Company’s opinion that it will be able to utilize net operating losses and tax credits to offset a portion of the tax liability. Such reclassification, however, would also cause the Company to utilize at a faster rate more of its deferred tax assets than it otherwise would. The Company has not recorded a liability for any potential disallowance of this deduction.
     Reclassifications — Certain amounts in 2004 have been reclassified to conform to the financial statement presentation used in 2005. In the Consolidated Statement of Cash Flows for the six months ended June 28, 2005, the Company changed the classification of changes in restricted cash balances to present such changes as an investing activity. The Company previously presented such changes as a financing activity. In the accompanying Consolidated Statements of Cash Flows for the six months ended June 30, 2004, the Company reclassified changes in restricted cash balances to be consistent with the 2005 presentation which resulted in a $13.6 million increase to investing cash flows and a corresponding decrease to financing cash flows from the amounts previously reported.
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
3. COMMITMENTS AND CONTINGENCIES
     The Company is from time to time involved in various legal proceedings incidental to the conduct of its business. As previously reported, two private corporations, Pharmacia Corp. (“Pharmacia”) and Solutia Inc. (“Solutia”), asserted a claim in the United States District Court for the Southern District of Illinois (the “Court”) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”) against Service America, and other parties for contribution to address past and future remediation costs at a site in Illinois. The site allegedly was used by, among others, a waste disposal business related to a predecessor for which Service America allegedly is responsible. In addition, the United States Environmental Protection Agency, asserting authority under CERCLA, issued a unilateral administrative order concerning the same Illinois site naming approximately 75 entities as respondents, including the plaintiffs in the CERCLA lawsuit against Service America and the waste disposal business for which the plaintiffs allege Service America is responsible.
     In December 2004, Service America entered into a Settlement Agreement with Pharmacia and Solutia which settled and resolved all of Service America’s alleged liability regarding the Illinois site. On January 31, 2005, Service America, Pharmacia and Solutia filed a joint motion with the Court seeking approval of the Settlement Agreement, dismissing Service America from the case and granting Service America contribution protection to prevent any entity from asserting a contribution claim against Service America with respect to the Illinois site (the “Joint Motion”). No objection to the Joint Motion was filed. On March 8, 2005, the Court issued a Memorandum and Order related to the United States Supreme Court’s decision in Cooper Industries, Inc. v. Aviall Services, 125 S.Ct. 577 (2004) (the “March 8 Order”). As part of the March 8 Order, the Court directed Pharmacia, Solutia and Service America to file a further brief with the Court, which they did, requesting that the Joint Motion be granted. The Joint Motion was granted and the Settlement Agreement was approved by the Court on June 9, 2005.
     As previously reported, in May 2003 a purported class action entitled Holden v. Volume Services America, Inc. et al. was filed against the Company in the Superior Court of California for the County of Orange by a former employee at one of the California stadiums the Company serves alleging violations of local rules relating to overtime wage, rest and meal period and related laws with respect to this employee and others purportedly similarly situated at any and all of the facilities the Company serves in California. The Company had removed the case to the United States District Court for the Central District of California, but in November 2003 the court remanded the case back to the California Superior Court. The purported class action seeks compensatory, special and punitive damages in unspecified amounts, penalties under the applicable local laws and injunctions against the alleged illegal acts. The parties have agreed to non-binding mediation in September 2005. The Company believes its business practices are, and were during the period alleged, in compliance with the law. The Company intends to vigorously defend this case, which to this point has progressed slowly. However, we cannot predict its outcome and, if an ultimate ruling is made against the Company, whether such ruling would have a material effect on the Company.
     In August 2004, a second purported class action, Perez v. Volume Services Inc, d/b/a Centerplate, was filed in the Superior Court for Yolo County, California. Perez makes substantially identical allegations to those in Holden. Consequently, the Company demurred and the case was stayed on November 9, 2004 pending the resolution of Holden. As in Holden, the Company believes that its business practices are, and were during the period alleged in Perez, in compliance with the law. The Company intends to vigorously defend this case if it were permitted to proceed. Perez is in its preliminary stages and it is therefore difficult to predict its outcome.
     As previously reported, as a result of an administrative investigation entitled Valentino S. Lopez v. Volume Services America (Centerplate), on April 29, 2005, the Company received a letter from the Equal Employment Opportunity Commission (the “EEOC”) indicating its determination that there was reasonable cause to believe that the Company had discriminated against certain minority employees at one facility in violation of Title VII of the Civil Rights Act of 1964, by failing to assign or promote them to higher paying positions or locations within the facility. As it is required to do, the EEOC attempted to conciliate this matter with the Company. Despite the EEOC’s preliminary finding of probable cause, on June 29, 2005, the EEOC issued a Notice of Rights notifying the parties that it was declining to sue the Company and that it was closing its file on the claim. The related private lawsuit that was commenced against Centerplate in March 2005 in federal court in the Southern District of New York, alleging similar claims, is still pending. The Company intends to defend itself vigorously against any remaining claims. It is difficult to assess the outcome of the private lawsuit as it is in its preliminary stages.
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
4. DEMAND FOR REGISTRATION
     Under the Registration Rights Agreement, dated December 10, 2003, between the Company and the Initial Equity Investors (the “Registration Rights Agreement”), the Company agreed to file a registration statement and undertake a public offering of the remaining interests of the Initial Equity Investors in the Company upon written demand from the Initial Equity Owners. In June 2004, the Initial Equity Investors exercised their demand registration rights. Although the offering has been delayed due to a variety of reasons, including soft market conditions, the Company intends to file a registration statement covering the interests of the Initial Equity Investors. The Company has agreed to pay all costs and expenses in connection with such registration, except underwriting discounts and commissions applicable to the securities sold. As of June 28, 2005, the Company had paid approximately $0.8 million in related costs which have been recorded as other long-term assets.
     Pursuant to the terms of the Amended Stockholders Agreement, the Company anticipates that the underwriters in the proposed offering will exchange 1,543,180 shares of common stock for $14.4 million aggregate principal amount of subordinated notes. The Company anticipates that the underwriters in the proposed offering will then make 2,517,817 IDS units available for sale to the public, consisting of 2,517,817 shares of common stock purchased from the Initial Equity Investors and the $14.4 million aggregate principal amount of subordinated notes. The Company will receive no proceeds from this offering.
5. CREDIT AGREEMENT
     On April 1, 2005, the Company entered into a new credit agreement pursuant to which General Electric Capital Corporation (“GE Capital”) agreed to provide up to $215 million of senior secured financing. The financing is comprised of a $107.5 million term loan and a $107.5 million revolving credit facility (the “Credit Agreement”). The Credit Agreement bears interest at a floating rate equal to a margin over a defined prime rate of 1.25% for the term loan and 1.5% for the revolving credit facility or a percentage over the London Interbank Borrowing Rate (“LIBOR”) of 3.25% for the term loan and 3.5% for the revolving credit facility. The applicable margins for the revolving credit facility are subject to adjustment from 1.0% to 1.75% for loans based on a defined prime rate and from 3.0% to 3.75% for

LIBOR loans based on our total leverage ratio. The proceeds of the term loan were used to repay the prior $65 million term loan, outstanding revolving loans of $23.25 million, as well as interest, related fees and expenses, including a prepayment premium of approximately $4.6 million on the term loan facility. The revolving portion of the Credit Agreement replaced the prior $50 million revolving credit facility and has a $35 million letter of credit sub-limit and a $10 million swing line loan sub-limit.
     The Credit Agreement contains various financial covenants and other requirements affecting the payment of interest on the Company’s subordinated notes and dividends on its common stock, which are no more restrictive than those under the prior credit agreement. Under the Credit Agreement, the term loan facility matures sixty-six months from the date of closing, subject to quarterly amortization payments beginning on July 1, 2005. The availability of funding under the new revolving credit facility also depends on the satisfaction of various financial and other conditions, including restrictions in the indenture governing the subordinated notes. The revolving credit facility will mature sixty months from the date of closing, and is subject to an annual thirty-day pay down requirement, exclusive of letters of credit and certain specified levels of permitted acquisition and service contract-related revolving credit advances. Similar to the prior credit facility, the new term loan and the new revolving credit facility are secured by substantially all of the Company’s assets and rank senior to the subordinated notes. The Credit Agreement contains customary events of default.
     Under the terms of the financing, the Company agreed to pay to GE Capital usual and customary closing, syndication and administrative fees and to pay all reasonable and documented out-of-pocket expenses incurred by GE Capital and its affiliates in connection with the commitment letter and related documentation and GE Capital’s due diligence. These fees and expenses amount to approximately $4.4 million for the current year, which include an annual administration fee of $0.1 million. In addition, the Company agreed to indemnify GE Capital and its affiliates against certain liabilities and expenses incurred by them in connection with the Credit Agreement and certain related matters.
     GE Capital is the managing member of the holder of approximately 6.5% of our common stock and, through such holder, is a party to the Amended Stockholders Agreement and the Registration Rights Agreement. Affiliates of GE Capital hold $30.0 million in principal amount of the revolving portion of the Credit Agreement. Affiliates of The Blackstone Group, L.P. (“Blackstone”) hold approximately 11.5% of the Company’s common stock and are also parties to the Amended Stockholders Agreement and the Registration Rights Agreement. Blackstone holds approximately $8.0 million in principal amount of the new term loan portion of the Credit Agreement. Affiliates of FMR Corp., which hold over 5% of our IDSs, hold approximately $6.4 million in principal amount of the term loan portion of the Credit Agreement.

6. NON-GUARANTOR SUBSIDIARIES FINANCIAL STATEMENTS
     The $105,245,000 in 13.5% subordinated notes is jointly and severally guaranteed by each of Centerplate’s direct and indirect wholly owned subsidiaries, except for certain non-wholly owned U.S. subsidiaries and one non-U.S. subsidiary. The following table sets forth the condensed consolidating financial statements of Centerplate as of June 28, 2005 and December 28, 2004 (in the case of the balance sheets) and for the 13 and 26 week periods ended June 28, 2005 and June 29, 2004 (in the case of the statements of operations and comprehensive income (loss) and for the 26 week periods ended June 28, 2005 and June 29, 2004 (in the case of the statement of cash flows).
Consolidating Condensed Balance Sheet, June 28, 2005

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$198	$55,364	$1,152	$—	$56,714
Accounts receivable	—	22,368	2,317	—	24,685
Other current assets	26	29,259	1,523	—	30,808

Total current assets	224	106,991	4,992	—	112,207
Property and equipment, net	—	46,866	3,531	—	50,397
Contract rights, net	200	85,658	717	—	86,575
Cost in excess of net assets acquired	6,974	34,168	—	—	41,142
Intercompany receivable (payable)	144,202	(139,599)	(4,603)	—	—
Investment in subsidiaries	(12,215)	—	—	12,215	—
Other assets	9,170	48,996	981	—	59,147

Total assets	$148,555	$183,080	$5,618	$12,215	$349,468

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities	$7,069	$82,452	$4,143	$—	$93,664
Long-term debt	105,245	106,425	—	—	211,670
Other liabilities	—	7,893	—	—	7,893

Total liabilities	112,314	196,770	4,143	—	313,227

Common stock with conversion option, par value $0.01 exchangeable for subordinated debt, net of discount	14,352	—	—	—	14,352
Stockholders’ equity (deficiency):
Common stock	400	—	—	—	400
Additional paid-in capital	218,331	—	—	—	218,331
Accumulated deficit	(76,318)	(13,690)	1,059	12,631	(76,318)
Treasury stock and other	(120,524)	—	416	(416)	(120,524)

Total stockholders’ equity (deficiency)	21,889	(13,690)	1,475	12,215	21,889

Total liabilities and stockholders’ equity	$148,555	$183,080	$5,618	$12,215	$349,468

Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
Thirteen Week Period Ended June 28, 2005

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$170,082	$11,989	$—	$182,071

Cost of sales	—	136,782	9,628	—	146,410
Selling, general, and administrative	292	16,425	1,167	—	17,884
Depreciation and amortization	26	6,965	305	—	7,296

Operating income (loss)	(318)	9,910	889	—	10,481
Interest expense	4,454	8,669	—	—	13,123
Intercompany interest, net	(3,925)	3,925	—	—	—
Other income, net	(2)	(214)	(3)	—	(219)

Income (loss) before income taxes	(845)	(2,470)	892	—	(2,423)
Income tax provision (benefit)	(341)	391	—	—	50
Equity in earnings of subsidiaries	(1,969)	—	—	1,969	—

Net income (loss)	(2,473)	(2,861)	892	1,969	(2,473)
Other comprehensive loss — foreign currency translation adjustment	—	—	(92)	—	(92)

Comprehensive income (loss)	$(2,473)	$(2,861)	$800	$1,969	$(2,565)

Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
Twenty-six Week Period Ended June 28, 2005

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$267,285	$22,006	$—	$289,291

Cost of sales	—	217,064	18,377	—	235,441
Selling, general, and administrative	547	30,824	2,279	—	33,650
Depreciation and amortization	53	13,451	597	—	14,101

Operating income (loss)	(600)	5,946	753	—	6,099
Interest expense	8,200	10,323	—	—	18,523
Intercompany interest, net	(7,850)	7,850	—	—	—
Other income, net	(2)	(296)	(7)	—	(305)

Income (loss) before income taxes	(948)	(11,931)	760	—	(12,119)
Income tax benefit	(386)	(4,827)	—	—	(5,213)
Equity in earnings of subsidiaries	(6,344)	—	—	6,344	—

Net income (loss)	(6,906)	(7,104)	760	6,344	(6,906)
Other comprehensive loss — foreign currency translation adjustment	—	—	(159)	—	(159)

Comprehensive income (loss)	$(6,906)	$(7,104)	$601	$6,344	$(7,065)

Consolidating Condensed Statement of Cash Flows
Twenty-six Week Period Ended June 28, 2005

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Consolidated
	(In thousands)
Cash Flows Provided by Operating Activities	$226	$17,554	$1,682	$19,462

Cash Flows from Investing Activities:
Purchase of property and equipment	—	(7,129)	(380)	(7,509)
Proceeds from sale of property and equipment	—	336	—	336
Contract rights acquired	—	(6,277)	—	(6,277)

Net cash used in investing activities	—	(13,070)	(380)	(13,450)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	—	107,500	—	107,500
Retirement of existing long-term borrowings	—	(65,000)	—	(65,000)
Payments of financing costs	—	(7,194)	—	(7,194)
Dividend payments	(8,920)	—	—	(8,920)
Increase (decrease) in bank overdrafts	—	(642)	181	(461)
Change in intercompany, net	8,697	(7,926)	(771)	—

Net cash provided by (used in) financing activities	(223)	26,738	(590)	25,925

Increase in cash	3	31,222	712	31,937

Cash and cash equivalents — beginning of period	195	24,142	440	24,777

Cash and cash equivalents — end of period	$198	$55,364	$1,152	$56,714

Consolidating Condensed Balance Sheet, December 28, 2004

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$195	$24,142	$440	$—	$24,777
Accounts receivable	—	19,840	2,036	—	21,876
Other current assets	7	23,724	1,371	—	25,102

Total current assets	202	67,706	3,847	—	71,755
Property and equipment, net	—	44,591	3,631	—	48,222
Contract rights, net	253	86,908	820	—	87,981
Cost in excess of net assets acquired	6,974	34,168	—	—	41,142
Intercompany receivable (payable)	152,899	(147,525)	(5,374)	—	—
Investment in subsidiaries	(5,712)	—	—	5,712	—
Other assets	9,462	39,567	917	—	49,946

Total assets	$164,078	$125,415	$3,841	$5,712	$299,046

Liabilities and Stockholders’ Equity

Current liabilities	$6,607	$60,669	$2,967	$—	$70,243
Long-term debt	105,245	65,000	—	—	170,245
Other liabilities	—	6,332	—	—	6,332

Total liabilities	111,852	132,001	2,967	—	246,820

Common stock with conversion option, par value $0.01, exchangeable for subordinated debt, net of discount	14,352	—	—	—	14,352

Stockholders’ equity (deficiency):
Common stock	400	—	—	—	400
Additional paid-in capital	218,331	—	—	—	218,331
Accumulated deficit	(60,492)	(6,586)	299	6,287	(60,492)
Treasury stock and other	(120,365)	—	575	(575)	(120,365)

Total stockholders’ equity (deficiency)	37,874	(6,586)	874	5,712	37,874

Total liabilities and stockholders’ equity	$164,078	$125,415	$3,841	$5,712	$299,046

Consolidating Condensed Statement of Operations and Comprehensive Income
Thirteen Week Period Ended June 29, 2004

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$164,334	$9,391	$—	$173,725

Cost of sales	—	132,899	7,647	—	140,546
Selling, general, and administrative	43	14,537	1,016	—	15,596
Depreciation and amortization	28	6,325	248	—	6,601
Contract related losses	—	121	—	—	121

Operating income (loss)	(71)	10,452	480	—	10,861
Interest expense	5,437	1,615	—	—	7,052
Intercompany interest	(4,013)	4,013	—	—	—
Other income, net	—	(37)	(1)	—	(38)

Income (loss) before income taxes	(1,495)	4,861	481	—	3,847
Income tax benefit	(56)	(1,491)	—	—	(1,547)
Equity in earnings of subsidiaries	6,833	—	—	(6,833)	—

Net income	5,394	6,352	481	(6,833)	5,394
Accretion of conversion option	(142)	—	—	—	(142)

Net income available to common stock with or without the conversion option	5,252	6,352	481	(6,833)	5,252

Net income	5,394	6,352	481	(6,833)	5,394
Other comprehensive loss — foreign currency translation adjustment	—	—	(116)	—	(116)

Comprehensive income	$5,394	$6,352	$365	$(6,833)	$5,278

Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
Twenty-six Week Period Ended June 29, 2004

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$253,283	$18,678	$—	$271,961

Cost of sales	—	206,972	15,721	—	222,693
Selling, general, and administrative	166	26,947	2,030	—	29,143
Depreciation and amortization	55	12,928	496	—	13,479
Contract related losses	—	121	—	—	121

Operating income (loss)	(221)	6,315	431	—	6,525
Interest expense	9,458	4,570	—	—	14,028
Intercompany interest	(7,982)	7,982	—	—	—
Other income, net	(1)	(92)	(2)	—	(95)

Income (loss) before income taxes	(1,696)	(6,145)	433	—	(7,408)
Income tax benefit	(61)	(3,564)	—	—	(3,625)
Equity in earnings of subsidiaries	(2,148)	—	—	2,148	—

Net income (loss)	(3,783)	(2,581)	433	2,148	(3,783)
Accretion of conversion option	(317)	—	—	—	(317)

Net income (loss) available to common stock with or without the conversion option	(4,100)	(2,581)	433	2,148	(4,100)

Net income (loss)	(3,783)	(2,581)	433	2,148	(3,783)
Other comprehensive loss — foreign currency translation adjustment	—	—	(109)	—	(109)

Comprehensive income (loss)	$(3,783)	$(2,581)	$324	$2,148	$(3,892)

Consolidating Condensed Statement of Cash Flows
Twenty-six Week Period Ended June 29, 2004

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Consolidated
		(In thousands)
Cash Flows Provided by Operating Activities	$201	$19,016	$2,416	$21,633

Cash Flows from Investing Activities:
Purchase of property and equipment, net	—	(2,647)	(472)	(3,119)
Proceeds from sale of property and equipment	—	3	87	90
Contract rights acquired, net	—	(1,958)	—	(1,958)
Return of unamortized capital investment	—	6,148	—	6,148
Restricted cash	—	13,628	—	13,628

Net cash provided by (used in) investing activities	—	15,174	(385)	14,789

Cash Flows from Financing Activities:
Net repayments — revolving loans	—	(4,000)	—	(4,000)
Payments of financing costs	(163)	(188)	—	(351)
Payments of debt issuance costs	(267)	—	—	(267)
Principal payments to redeem senior subordinated notes	—	(12,250)	—	(12,250)
Dividend payments	(9,414)	—	—	(9,414)
Increase in bank overdrafts	—	100	—	100
Change in intercompany, net	9,644	(7,637)	(2,007)	—

Net cash used in financing activities	(200)	(23,975)	(2,007)	(26,182)

Increase in cash	1	10,215	24	10,240

Cash and cash equivalents — beginning of period	192	22,504	233	22,929

Cash and cash equivalents — end of period	$193	$32,719	$257	$33,169

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
     The following discussion and analysis of our results of operations and financial condition for the 26 weeks ended June 28, 2005 and June 29, 2004 should be read in conjunction with our audited financial statements, including the related notes, for the fiscal year ended December 28, 2004 included in our 2004 Form 10-K. The financial data has been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States.
Overview
     We are a leading provider of food and beverage concessions, catering and merchandise services in sports facilities, convention centers and other entertainment facilities throughout the United States and in Canada. Based on the number of facilities served, we are one of the largest providers of food and beverage services to a variety of recreational facilities in the United States.
     We provide a number of services to our clients. Our principal services include food and beverage concession and catering services in sports and other entertainment facilities; small- to large-scale banquet catering and food court operations in convention centers; and in-facility restaurants and catering across the range of facilities that we serve. In operating food courts in our facilities, we typically provide concession services from several different locations that sell a variety of specialty foods and beverages, including nationally branded, franchised food and beverage products. We also provide merchandise and program sales services in many of the sports facilities we serve. We are responsible for all personnel, inventory control, purchasing, and food preparation where we provide these services.
     In addition, we provide full facility management services, which can include a variety of services such as event planning and marketing, maintenance, ticket distribution, program printing, advertising and licensing rights for the facility, its suites and premium seats. Currently, we provide facility management services in four facilities.
     We believe that the ability to retain existing accounts and to obtain new accounts are the key components to maintaining and growing our net sales. Our net sales historically have also increased when there has been an increase in the number of events or attendance at facilities in which we provide services in connection with major league sports post-season and playoff games. Another key factor is our skill at controlling product costs, cash and labor during the events where we provide our services.
     When renewing an existing contract or securing a new contract, we generally are required to make a capital expenditure in our client’s facility and offer to pay the client a percentage of the net sales or profits associated with such facility in the form of a commission. Prior to our IPO, we have reinvested the majority of cash flow generated by operating activities in order to renew or obtain contracts. We believe that these investments have provided a diversified account base of exclusive, long-term contracts. However, as a result of the changes to our capital structure in connection with our IPO and the dividend and interest payments to our IDS holders, we were limited in our ability to grow our business, and our related levels of growth capital expenditures, at rates as great as the relatively rapid growth that we experienced prior to our IPO. Consequently, we decided to seek new senior credit financing, as described later in this item, to permit us to make the growth and maintenance capital expenditures, and investments in our infrastructure, that we believe will help strengthen our financial position.
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
•	Recoverability of Property and Equipment, Contract Rights, Cost in Excess of Net Assets Acquired and Other Intangible Assets. As of June 28, 2005, net property and equipment of $50.4 million and net contract rights of $86.6 million were recorded. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, we evaluate long-lived assets with definite lives for possible impairment when an event occurs which would indicate that its carrying amount may not be recoverable. The impairment analysis is made at the contract level and evaluates the net property and equipment as well as the contract rights related to that contract. The undiscounted future cash flows from a contract are compared to the carrying value of the related long-lived assets. If the undiscounted future cash flows are lower than the carrying value, an impairment charge is recorded. The amount of the impairment charge is equal to the difference between the balance of the long-lived assets and the future discounted cash flows related to the assets (using a rate based on our incremental borrowing rate). As we base our estimates of undiscounted future cash flows on past operating performance, including anticipated labor and other cost increases, and prevailing market conditions, we cannot make assurances that our estimates are achievable. Different conditions or assumptions, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our evaluation and our financial condition or future results of operations. Events that would trigger an evaluation at the contract level include the loss of a tenant team, intent to cease operations at a facility due to contract termination or other means, the bankruptcy of a client, discontinuation of a sports league or a significant increase in competition that could reduce the future profitability of the contract, among others. As of June 28, 2005, cost in excess of net assets acquired of $41.1 million and other intangible assets (trademarks) of $17.5 million were recorded. In accordance with SFAS No. 142, on an annual basis, we test our indefinite-lived intangible assets (cost in excess of net assets acquired and trademarks) for impairment. Additionally, cost in excess of net assets acquired is tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have determined that the reporting unit for testing the cost in excess of net assets acquired for impairment is Centerplate. In performing the annual cost in excess of net assets acquired assessment, we compare the fair value of Centerplate to its net asset carrying amount, including cost in excess of net assets acquired and trademarks. If the fair value of Centerplate exceeds the carrying amount, then it is determined that cost in excess of net assets acquired is not impaired. Should the carrying amount exceed the fair value, then we would need to perform the second step in the impairment test to determine the amount of the cost in excess of net assets acquired write-off. Fair value for these tests is determined based upon a discounted cash flow model, using a rate based on our incremental borrowing rate. As we base our estimates of cash flows on past operating performance, including anticipated labor and other cost increases and prevailing market conditions, we cannot make assurances that our estimates are achievable. Different conditions or assumptions, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our evaluation and on our financial condition or future results of operations. In performing the annual trademark assessment, management compares the fair value of the intangible asset to its carrying value. Fair value is determined based on a discounted cash flow model, using a rate based on our incremental borrowing rate. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss will be recognized for the excess amount. If the fair value is greater than the carrying amount, no further assessment is performed. We have performed our annual assessments of goodwill and trademarks as of March 29, 2005 and determined that no impairment exists.

•	Insurance. We have a high-deductible insurance program for general liability, auto liability and workers’ compensation risk. We are required to estimate and accrue for the amount of losses that we expect to incur. These amounts are recorded in cost of sales and selling, general and administrative expenses on the statement of operations and accrued liabilities and long-term liabilities on the balance sheet. Our estimates consider a number of factors, including historic experience and an actuarial assessment of the liabilities for reported claims and claims incurred but not reported. While we use outside parties to assist us in making these estimates, it is difficult to provide assurance that the actual amounts may not be materially different than what we have recorded. In addition, we are self-insured for employee medical benefits and related liabilities. Our liabilities are based on historic trends and claims filed and are estimated for claims incurred but not reported. While the liabilities represent management’s best estimate, actual results could differ significantly from those estimates.

•	Accounting Treatment for IDSs, Common Stock Owned by Initial Equity Investors and Derivative Financial Instruments. Our income deposit securities (“IDSs”) include common stock and subordinated notes, the latter of which has three embedded derivative features. The embedded derivative features include a call option, a change of control put option, and a term-extending option on the notes. The call option allows us to repay the principal amount of the subordinated notes after the fifth anniversary of the issuance, provided that we also pay all of the interest that would have been paid during the initial 10-year term of the notes, discounted to the date of repayment at a risk-free rate. Under the change of control put option, the holders have the right to cause us to repay the subordinated notes at 101% of face value upon a change of control, as defined in the subordinated note agreement. The term-extending option allows us to unilaterally extend the term of the subordinated notes for two five-year periods at the end of the initial 10-year period provided that we are in compliance with the requirements of the indenture. We have accounted for these embedded derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted. Based on SFAS No. 133, as amended and interpreted, the call option and the change of control put option are required to be separately valued. As of June 28, 2005, these embedded derivatives were fair valued and determined to be insignificant. The term-extending option was determined to be inseparable from the underlying subordinated notes. Accordingly, it will not be separately accounted for in the current or future periods.
     In connection with the initial public offering (“IPO”) in December 2003, those investors who held stock prior to the IPO (the “Initial Equity Investors”) and the Company entered into an Amended and Restated Stockholders Agreement on December 10, 2003 (the “Amended Stockholders Agreement”), which provides that, upon any post-offering sale of common stock by the Initial Equity Investors, at the option of the Initial Equity Investors, the Company will exchange a portion of its common stock for subordinated notes at an exchange rate of $9.30 principal amount of subordinated notes for each share of common stock (so that, after such exchange, the Initial Equity Investors will have shares of common stock and subordinated notes in the appropriate proportions to represent integral numbers of IDSs). The Company has concluded that the portion of the Initial Equity Investors’ common stock exchangeable for subordinated debt should be classified on its consolidated balance sheet according to the guidance provided by Accounting Series Release No. 268 (FRR Section 211), “Redeemable Preferred Stocks”. Accordingly, the Company recorded $14.4 million as “Common stock with conversion option exchangeable for subordinated debt” on the balance sheet. This amount was accreted to the face amount due of $14.4 million using the effective interest method over the life of the Initial Equity Investors’ minimum required 180-day holding period. The accretion of approximately $317,000 in the 26 week period ended June 29, 2004 was a deemed dividend to the Initial Equity Investors. In addition, the Company has determined that the option conveyed to the Initial Equity Investors to exchange common stock for subordinated debt in order to form IDSs is an embedded derivative in accordance with SFAS No. 133. The Company has recorded a liability for the fair value of this embedded derivative of approximately $5.2 million as of June 28, 2005, an increase of $0.5 million from December 28, 2004. This option is fair-valued each reporting period with the change in the fair value recorded in interest expense in the accompanying consolidated statements of operations.
     The common stock held by the Initial Equity Investors has been treated as a separate class of common stock for presentation of earnings per share at June 28, 2005 and June 29, 2004. Although the common stock held by our Initial Equity Investors is part of the same class of stock as the common stock included in our IDSs for purposes of Delaware corporate law, the right to convert that is granted in the Amended Stockholders Agreement as described above causes the stock held by the Initial Equity Investors to have features of a separate class of stock for accounting purposes. The deemed dividend as of June 29, 2004 of approximately $317,000 conveyed to the Initial Equity Investors discussed above requires a two class earnings per share calculation. Accordingly, at June 29, 2004, the Company has shown separate earnings per share for the stock held by the Initial Equity Investors and the stock included in the IDSs.
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
     Set forth below are comparative net sales by quarter (in thousands) for the first and second quarters of 2005, fiscal 2004, and fiscal 2003:

	2005	2004	2003
1st Quarter	$107,220	$98,236	$96,900

2nd Quarter	$182,071	$173,725	$172,733

3rd Quarter	—	$201,066	$214,636

4th Quarter	—	$134,127	$131,788
Results of Operations
Thirteen Weeks Ended June 28, 2005 Compared to the 13 Weeks Ended June 29, 2004
     Net sales — Net sales of $182.1 million for the 13 weeks ended June 28, 2005 increased by $8.3 million, or approximately 4.8%, from $173.7 million in the prior year period. The increase was principally attributable to higher sales at our convention centers (approximately $5.8 million) due to an increase in the number of events held in these facilities. In addition, MLB sales improved $3.5 million from the prior year period primarily as a result of six additional games in the period. Sales at new accounts (those that were opened subsequent to June 29, 2004) were $7.2 million and all other facilities contributed an additional $1.5 million. These were partially offset by the expiration of some of the Company’s contracts which accounted for a decline of $4.1 million. The remaining decline in net sales was primarily due to fewer events, most notably a drop in concert bookings (approximately $5.6 million), as compared to the prior year in various entertainment facilities where we provide our services.
     Cost of sales — Cost of sales of $146.4 million for the 13 weeks ended June 28, 2005 increased by approximately $5.9 million, or approximately 4.2%, from $140.5 million in the prior year period, primarily as a result of higher net sales. As a percentage of net sales, cost of sales improved by approximately 0.5% from the prior year period mainly as a result of improved product costs margins at certain facilities due to operating efficiencies, which are partially attributable to the increase in sales, and a decline in the commissions and royalties (as a percentage of sales) paid to our clients due in part to a change in the sales mix. These improvements were partially offset by increased personnel costs.
     Selling, general and administrative expenses — Selling, general and administrative expenses were $17.9 million in the 13 weeks ended June 28, 2005 compared to $15.6 million in the prior year period. As a percentage of net sales, selling, general and administrative costs increased approximately 0.8% from the prior year period. This was principally attributable to higher overhead costs of approximately $1.1 million due in part to increased investments in our strategic initiatives. For fiscal 2005, we currently expect total increased overhead costs of approximately $2.0 million over fiscal 2004. In addition, the increase was also partially attributable to higher other operating expenses primarily as a result of increased cash management costs related to a change in the sales mix and an increase in sales generated from credit card transactions.
     Depreciation and amortization — Depreciation and amortization was $7.3 million for the 13 weeks ended June 28, 2005, compared to $6.6 million in the prior year period. The increase was principally attributable to higher depreciation and amortization associated with investments made subsequent to the prior year period partially offset by lower amortization expense resulting from the return to us of a portion of the capital invested to acquire certain client contracts in fiscal 2004.

     Contract related losses — Contract related losses consisting of a non-cash charge for the write-off of certain assets associated with a terminated contract of $0.1 million were recorded in the 26 weeks ended June 29, 2004.
     Operating income — Operating income decreased approximately $0.4 million from the prior year period due to the factors described above.
     Interest expense — Interest expense was $13.1 million for the thirteen weeks ended June 28, 2005, compared to $7.1 million in the prior year period. The primary reason for the increase was $6.2 million in expenses incurred related to entering into our Credit Agreement on April 1, 2005. The $6.2 million includes a prepayment premium of approximately $4.6 million on the prior credit facility and $1.6 million for the write-off of associated deferred financing costs. Excluding these non-recurring interest charges, cash interest expense increased approximately $1.0 million as compared to the prior year period due primarily to an increase in the term loan and revolver availability under the Credit Agreement. Also included in interest expense for the period ended June 28, 2005 is a non-cash charge of $0.5 million related to the change in the fair value of our derivatives, as compared to $1.8 million in the prior year period.
     Income taxes — Income taxes for the 13 weeks ended June 28, 2005 and June 29, 2004 were calculated using the projected effective tax rate for fiscal 2005 and 2004, respectively, in accordance with SFAS No. 109, “Accounting for Income Taxes”. We estimate that in the fiscal year ending January 3, 2006, we will have an effective tax rate of approximately 43%. In the prior year period, we estimated that our effective tax rate for the fiscal year ended December 28, 2004 would be 48%. The decrease in the projected effective tax rate is primarily due to a reduction in the estimated change related to the derivatives.
Twenty-six Weeks Ended June 28, 2005 Compared to the 26 Weeks Ended June 29, 2004
     Net sales — Net sales of $289.3 million for the 26 weeks ended June 28, 2005 increased by $17.3 million, or approximately 6.4% from $272.0 million in the prior year period. The increase was primarily attributable to new accounts, which generated $11.4 million in net sales and higher sales at convention centers and MLB accounts of $10.1 million and $3.2 million, respectively. In addition, contributing to the improvement were higher NFL related sales (approximately $5.7 million) due primarily to Super Bowl XXXIX and four additional NFL games (because of scheduling, four games from the 2004-2005 NFL season were played in our fiscal 2005). Partially offsetting these improvements was a decline in sales of $3.4 million at our only NHL contract as a result of the NHL lockout. In addition, the expiration of some of the Company’s contracts accounted for a decline in net sales of $5.0 million. The remaining decline in net sales was primarily due to fewer events, most notably a drop in concert bookings representing approximately $5.2 million, as compared to the prior year in various entertainment facilities where we provide our services.
     Cost of sales — Cost of sales of $235.4 million for the 26 weeks ended June 28, 2005 increased by approximately $12.7 million from $222.7 million in the prior year period due primarily to the increase in sales volume. Cost of sales as a percentage of net sales declined by approximately 0.5% from the prior year period. The decline was mainly due to lower commissions and royalties paid to our clients primarily as a result of a change in the sales mix to client facilities with lower commission rates and improved product costs margins at certain facilities due to operating efficiencies, which are partially attributable to the increase in sales. These improvements were partially offset by increased personnel costs.
     Selling, general and administrative expenses — Selling, general and administrative expenses were $33.7 million in the 26 weeks ended June 28, 2005 as compared to $29.1 million in the prior year. As a percentage of net sales, selling, general and administrative costs were 11.6% in the fiscal 2005 period, a 0.9% increase from the prior year period. This was principally attributable to higher overhead costs of approximately $2.1 million due in part to increased investments in our strategic initiatives. For fiscal 2005, we currently expect total increased overhead costs of approximately $2.0 million over fiscal 2004. In addition, the increase was also partially attributable to higher other operating expenses primarily as a result of increased cash management costs related to a change in the sales mix and an increase in sales generated from credit card transactions.
     Depreciation and amortization — Depreciation and amortization was $14.1 million for the 26 weeks ended June 28, 2005, compared to $13.5 million in the prior year period. The increase was principally attributable to higher depreciation and amortization associated with investments made subsequent to the prior year period partially offset by lower amortization expense resulting from the return to us of a portion of the capital invested to acquire certain client contracts in fiscal 2004.
     Contract related losses — Contract related losses recorded in the 26 weeks ended June 29, 2004, represents a $0.1 million non-cash charge for the write-off of certain assets associated with a terminated contract.
     Operating income — Operating income decreased approximately $0.4 million from the prior-year period due to the factors described above.
     Interest expense — Interest expense was $18.5 million for the twenty-six weeks ended June 28, 2005, compared to $14.0 million in the prior year period. The primary reason for the increase is $6.2 million in expenses related to entering into our Credit Agreement on April 1, 2005. The $6.2 million includes a prepayment premium of approximately $4.6 million on the prior credit facility and $1.6 million for the write-off of deferred financing costs. The prior year period contained $1.2 million in expenses, of which $0.3 million was amortization expense, related to the repurchase of senior subordinated notes under our 1999 indenture. Excluding these non-recurring interest charges, cash interest expense increased approximately $0.9 million as compared to the prior year period due primarily to an increase in the term loan and revolver availability under the Credit Agreement. Also included in interest expense for the period ended June 28, 2005 is a non-cash charge of $0.5 million related to the change in the fair value of our derivatives, as compared to $1.8 million in the prior year period.
     Income taxes — Income taxes for the twenty-six weeks ended June 28, 2005 and June 29, 2004 were calculated using the effective tax rate for fiscal 2005 and 2004, respectively, in accordance with SFAS 109, “Accounting for Income Taxes”. We estimate that in the fiscal year ended January 3, 2006, we will have an effective tax rate of approximately 43%. In the prior year period, we estimated that our effective tax rate for the year ended December 28, 2004 would be 48%. The decrease in the projected effective tax rate is primarily due to a reduction in the estimated change related to our derivatives.
Liquidity and Capital Resources
     For the 26 weeks ended June 28, 2005, net cash provided by operating activities was $19.5 million compared to $21.6 million in the prior year period. The $2.1 million decrease was principally attributable to a increase in the net loss which was primarily due to a $4.6 million increase in cash interest expense as discussed above partially offset by a $2.3 million improvement in working capital (including other assets and liabilities) which fluctuates from quarter to quarter as a result of the number and timing of events at the facilities we serve.
     Net cash used in investing activities was $13.5 million for the 26 weeks ended June 28, 2005, as compared to net cash provided by investing activities of $14.8 million in the prior year period. The higher level of investment in the 2005 period reflects an increase in capital expenditures to acquire new accounts (approximately $3.9 million) and to extend existing contracts as well as make significant improvements in our infrastructure (approximately $4.8 million). In addition, the prior year period reflects the receipt of approximately $6.1 million as a result of a client exercising the right to return the unamortized portion of our capital investment made to acquire the contract. The prior year period also reflects the use of $13.6 million in restricted cash set aside from the proceeds of the IPO completed in December 2003 for the repayment of $12.3 million in senior subordinated notes issued in 1999 at a price equal to 105.625% of the principal amount plus accrued interest.
          Net cash provided by financing activities was $25.9 million in the 26 weeks ended June 28, 2005 as compared to net cash used in financing activities of $26.2 million in the prior year period. The 2005 period reflects the refinancing of our prior credit facility, with $107.5 million in proceeds from the Credit Agreement being offset by the payment of $7.2 million in associated financing costs and the repayment of $65 million under the prior credit facility. The 2004 period reflects the repayment of $12.3 million in senior subordinated notes issued in 1999, as discussed above, and includes the payment of $4.0 million in revolver borrowings.
          At both June 28, 2005 and June 29, 2004, we had no outstanding revolver loans. We are also required to obtain performance bonds, bid bonds or letters of credit to secure some of our contractual obligations. As of June 28, 2005, we had requirements outstanding for performance bonds and letters of credit of $13.5 million and $21.9 million, respectively. Under our current credit facility, we have an aggregate of $35 million available for letters of credit, subject to an overall borrowing limit of $107.5 million under the facility. As of June 28, 2005 we had approximately $85.6 million available to be borrowed.
Future Liquidity and Capital Resources
     When we issued our IDSs in December 2003, we identified middle market facilities that are currently served by regional and local providers, or are “self-operated,” as the most likely area for new accounts. These facilities require relatively modest capital investment. While this market continues to offer us opportunities that we aggressively bid on, a significant new trend in our business is the reemergence of large-stadium development. Within the last year, a number of major league sports teams have announced their intentions to build or obtain new stadiums. At the time of our offering, we also indicated our intention to pursue a strategy of extending our catering services and offering a variety of branded products to our customers. At this junction, we believe it is even more important for Centerplate to invest to develop and enhance branded and service product offerings (both internally developed and developed with outside parties) to differentiate us in our market. The most notable recent example is the planned construction of a new Yankee Stadium, which is expected to open in 2009.
     While our prior credit facility provided us with a basis to make new capital investments, we came to the conclusion that increasing our access to capital would allow us to benefit from the trend of large-stadium development and to take advantage of other opportunities to strengthen our business. Given that the IDS market has not developed as expected, we believe that among the funding opportunities that are available to us, considering our capital structure, the senior credit market offered the most attractive terms for meeting these needs.
          Accordingly, on April 1, 2005, we entered into the Credit Agreement pursuant to which GE Capital agreed to provide up to $215 million of senior secured financing. The financing is comprised of a $107.5 million term loan and a $107.5 million revolving credit facility. The Credit Agreement bears interest at a floating rate equal to a margin over a defined prime rate of 1.25% for the term loan and 1.5% for the revolving credit facility or a percentage over the London Interbank Borrowing Rate (“LIBOR”) of 3.25% for the term loan and 3.5% for the revolving credit facility. The applicable margins for the revolving credit facility are subject to adjustment (from 1.0% to 1.75% for loans based on a defined prime rate and from 3.0% to 3.75% for LIBOR loans based on our total leverage ratio). The proceeds of the term loan were used to repay a prior $65 million term loan, outstanding revolving loans of $23.25 million, as well as interest, related fees and expenses, including a prepayment premium of approximately $4.6 million on the term loan facility. The revolving portion of the Credit Agreement replaced the prior $50 million revolving credit facility and has a $35 million letter of credit sub-limit and a $10 million swing line loan sub-limit.
       The Credit Agreement contains various financial covenants and other requirements affecting the payment of interest on our subordinated notes and dividends on its common stock, which are no more restrictive than those under the prior credit agreement. Under the Credit Agreement, the term loan matures sixty-six months from the date of closing, subject to quarterly amortization payments beginning on July 1, 2005. The availability of funding under the revolving credit facility also depends on the satisfaction of various financial and other conditions, including restrictions in the indenture governing the subordinated notes. The new revolving credit facility will mature sixty months from April 1, 2005, and is subject to an annual thirty-day pay down requirement, exclusive of letters of credit and certain specified levels of permitted acquisition and service contract related revolving credit advances. Similar to the prior credit facility, the new term loan and the new revolving credit facility are secured by substantially all of the Company’s assets and rank senior to the subordinated notes. The Credit Agreement contains customary events of default.
     We believe that cash flow from operating activities, together with borrowings available under the new revolving credit facility, will be sufficient to fund our currently anticipated capital investment requirements, interest, dividend payments and working capital requirements. We anticipate total capital investments of approximately $23 million in fiscal 2005, of which $13.8 million has been spent to date in investments primarily associated with the renewal and/or acquisition of contracts. In addition, we expect to pay dividends on our common stock of approximately $17.8 million, of which $8.9 million was paid as of June 28, 2005.
     We have future obligations for debt repayments, future minimum rental and similar commitments under non-cancelable operating leases. These obligations as of June 28, 2005 are summarized in the following tables:
Contractual Commitments

			Payments due by period
			(in millions)
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years
Long–term borrowings	$212.7	$1.1	$3.2	$2.2	$206.2

Interest for fixed rate debt (1)	119.9	14.2	42.6	28.4	34.7

Insurance	12.7	5.1	6.3	1.3	—

Operating leases	1.7	0.7	1.0	—	—

Commissions and royalties	42.8	7.6	13.2	6.5	15.5

Capital commitments (2)	8.1	4.7	3.4	—	—

Other long-term obligations (3)	0.4	0.1	0.2	0.1	—

Total Contractual Obligations	$398.3	$33.5	$69.9	$38.5	$256.4

(1)	Represents interest on our fixed rate subordinated notes.

(2)	Represents capital commitments in connection with several long-term concession contracts.

(3)	Represents various long-term obligations reflected on the balance sheet.

In addition, we have contingent obligations related to outstanding letters of credit. These contingent obligations as of June 28, 2005 are summarized below:

			Payments due by period
			(in millions)
		Less than			More than
Other Commercial Commitments	Total	1 year	1-3 years	4-5 years	5 years
Letters of credit	$21.9	$21.9	$—	$—	$—
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
Forward-Looking and Cautionary Statements
          Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business” and elsewhere in this Quarterly Report on Form 10-Q may include forward-looking statements which reflect our current views with respect to future events and financial performance. Statements which include the words “expect”, “intend”, “plan”, “believe”, “project”, “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.
     All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements or that could adversely affect the holders of our IDSs, subordinated notes and common stock. We believe that these factors include the following:
•	We have substantial indebtedness, which could restrict our ability to pay interest and principal on our subordinated notes and to pay dividends with respect to shares of our common stock represented by the IDSs, limit our financing options and affect our liquidity position.

•	We may amend the terms of our credit facility, or we may enter into new agreements that govern our senior indebtedness, and the amended or new terms may significantly restrict our ability to pay interest and dividends to IDS holders.

•	We are subject to restrictive debt covenants and other requirements related to our outstanding debt that limits our business flexibility by imposing operating and financial restrictions.

•	We are a holding company and rely on dividends, interest and other payments, advances and transfers of funds from our subsidiaries to meet our debt service and other obligations.

•	Our interest expense could increase significantly as a result of rising interest rates or greater borrowings and could cause our net income and distributable cash to decline significantly.

•	We may not generate sufficient funds from operations to pay our indebtedness at maturity or upon the exercise by holders of their rights upon a change of control.

•	Our current credit facility and the indenture governing our subordinated notes permit us to pay a significant portion of our free cash flow to stockholders in the form of dividends. Any amounts we pay in the form of dividends will not be available in the future to satisfy our obligations under the subordinated notes.

•	The realizable value of our assets upon liquidation may be insufficient to satisfy claims.

•	Deferral of interest payments would have adverse tax consequences for holders of our subordinated notes and may adversely affect the trading price of the IDSs or any separate trading prices of the subordinated notes.

•	Because of the subordinated nature of the subordinated notes, their holders may not be entitled to be paid in full, if at all, in a bankruptcy, liquidation or reorganization or similar proceeding.

•	The guarantees of the subordinated notes by our subsidiaries may not be enforceable.

•	Seasonality and variability of our businesses may cause volatility in the market value of our IDSs and may hinder our ability to make timely distributions on the IDSs.

•	The U.S. federal income tax consequences of the purchase, ownership and disposition of IDSs are unclear.

•	The Internal Revenue Service (IRS) may not view the interest rate on the subordinated notes as an arm’s length rate.

•	The IRS might seek to recharacterize our subordinated notes as equity, which would cause our interest payments not to be deductible for tax purposes. This could create a significant tax liability for which we have not reserved .

•	The price of the IDSs may fluctuate substantially, which could negatively affect IDS holders.

•	Future sales or the possibility of future sales of a substantial amount of IDSs, shares of our common stock or our subordinated notes may depress the price of our outstanding IDSs and the shares of our common stock and our subordinated notes.

•	If attendance or the number of events held at our clients’ facilities decreases, our net sales and cash flow may significantly decline.

•	The pricing and termination provisions of our contracts may constrain our ability to recover costs and to make a profit on our contracts.

•	We have a history of losses and may experience losses in the future.

•	We may not be able to recover our capital investments in clients’ facilities, which may significantly reduce our profits or cause losses.

•	If the sports team tenant of a facility we serve relocates or the ownership of a facility we serve changes, we may lose the contract for that facility.

•	If we were to lose any of our largest clients, our results of operations could be significantly harmed.

•	A contraction of MLB that eliminates any of the teams playing in any of the facilities we serve would likely have a material adverse effect on our results of operations.

•	We may not have sufficient funds available to make capital investments in clients’ facilities necessary to maintain these relationships or to obtain new accounts.

•	An increase in capital investments or commissions to renew client relationships may lower our operating results for such facilities.

•	Our historical rapid growth rates may not be indicative of future results, given the limitations set under our current capital structure and dividend policy and our reliance on other financing sources.

•	If labor or other operating costs increase, we may not be able to make a corresponding increase in the prices of our products and services, and our profitability may decline significantly.

•	We could incur costs defending against claims involving violations of wage and hour laws.

•	We may incur significant liabilities or reputational harm if claims of illness or injury associated with our service of food and beverages to the public are brought against us.

•	The loss of any of our liquor licenses or permits would adversely affect our ability to carry out our business.

•	If one of our employees sells alcoholic beverages to an intoxicated or minor patron, we may be liable to third parties for the acts of the patron.

•	If we fail to comply with applicable governmental regulations, we may become subject to lawsuits and other liabilities or restrictions on our operations which could significantly reduce our net sales and cash flow and undermine the growth of our business.

•	We are subject to litigation, which, if determined adversely, could be material.

•	We may be subject to potential environmental liabilities.

•	We depend on a relatively small executive management team, and the loss of any of them could adversely affect our business.

•	We could incur significant liability for withdrawing from multi-employer pensions plans.

•	If we fail to remain competitive within our industry, we will not be able to maintain our clients or obtain new clients, which would materially adversely affect our financial condition, results of operations and liquidity.

•	Our net sales could decline if there were a labor stoppage affecting any of the sports teams at whose facilities we provide our services.

•	An outbreak or escalation of any insurrection or armed conflict involving the United States or any other national or international calamity could significantly harm our business.

•	A terrorist attack on any facility which we serve, particularly large sports facilities, could significantly harm our business, and our contracts do not provide for the recovery by us of our cost in the event of a terrorist attack on a facility.

•	We may not be able to obtain insurance, or obtain insurance on commercially acceptable terms, which could result in a material adverse effect on our financial condition, results of operations or liquidity.

•	Weak economic conditions within the United States could adversely affect our business.
     Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     Interest rate risk —We are exposed to interest rate volatility with regard to our outstanding revolving credit facility borrowings and $107.5 million term loan. As of June 28, 2005, we have no outstanding borrowings on the revolver. A change in interest rates of one percent on the term loan borrowings as of June 28, 2005 would cause a change in annual interest expense of approximately $1.1 million.
     Our subordinated notes are fixed interest rate debt obligations; however, fluctuating interest rates could result in material changes to the fair values of the embedded derivatives which would affect our reported interest expense.
     Market risk — Changing market conditions that influence stock prices could have an impact on the value of our liability for derivatives. As of June 28, 2005, a charge of $0.5 million has been recorded to our consolidated statement of operations to mark to market our derivatives. A $1.00 fluctuation in the price of our IDS units would result in an approximate $0.7 million change in our liability for derivatives.
     As of June 28, 2005, there have been no material changes, except as discussed above, in the quantitative and qualitative disclosures about market risk from the information presented in our 2004 Form 10-K.
Item 4. Controls and Procedures.
     Evaluation of disclosure controls and procedures.
     We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our report under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Acting Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of the Acting Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 28, 2005. Based upon that evaluation and subject to the foregoing, our Acting Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

PART II
OTHER INFORMATION

Item 1. —	Legal Proceedings
See Note 3 to financial statements.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 5, 2005.

Centerplate, Inc.

By:	/s/ Kenneth R. Frick

Name: Title:	Kenneth R. Frick Chief Financial Officer