Form 10-Q
period 2005-09-27
Centerplate, Inc.
filed 2005-11-07
CIK 1086774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 27, 2005 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares of common stock of Centerplate, Inc. outstanding as of November 4, 2005 was 22,524,992.

CENTERPLATE, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
CENTERPLATE, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
SEPTEMBER 27, 2005 AND DECEMBER 28, 2004

	September 27,	December 28,
	2005	2004
	(In thousands, except share data)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$71,231	$24,777
Accounts receivable, less allowance for doubtful accounts of $1,124 and $495 at September 27, 2005 and December 28, 2004, respectively	26,643	21,876
Merchandise inventories	20,331	16,549
Prepaid expenses and other	3,689	3,315
Deferred tax asset	5,485	5,238

Total current assets	127,379	71,755

PROPERTY AND EQUIPMENT:
Leasehold improvements	42,843	43,635
Merchandising equipment	63,889	57,435
Vehicles and other equipment	15,452	11,532
Construction in process	872	32

Total	123,056	112,634
Less accumulated depreciation and amortization	(71,079)	(64,412)

Property and equipment, net	51,977	48,222

OTHER LONG-TERM ASSETS:
Contract rights, net	83,931	87,981
Restricted cash	8,512	8,420
Cost in excess of net assets acquired	41,142	41,142
Deferred financing costs, net	16,129	11,707
Trademarks	17,523	17,523
Deferred tax asset	9,398	8,259
Other	3,826	4,037

Total other long-term assets	180,461	179,069

TOTAL ASSETS	$359,817	$299,046

See notes to consolidated financial statements.

CENTERPLATE, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)(UNAUDITED)
SEPTEMBER 27, 2005 AND DECEMBER 28, 2004

	September 27,	December 28,
	2005	2004
	(In thousands, except share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$1,075	$—
Accounts payable	27,505	19,103
Accrued salaries and vacations	17,118	11,237
Liability for insurance	7,113	5,777
Accrued taxes, including income taxes	8,099	4,543
Accrued commissions and royalties	28,699	15,702
Liability for derivatives	5,632	4,655
Accrued interest	780	712
Accrued dividends	1,487	1,487
Advance deposits	5,175	3,737
Other	2,320	3,290

Total current liabilities	105,003	70,243

LONG-TERM LIABILITIES:
Long-term debt	211,401	170,245
Liability for insurance	6,509	5,681
Other liabilities	348	651

Total long-term liabilities	218,258	176,577

COMMITMENTS AND CONTINGENCIES

COMMON STOCK WITH CONVERSION OPTION, PAR VALUE $0.01, EXCHANGEABLE FOR SUBORDINATED DEBT, NET OF DISCOUNT	14,352	14,352

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value — authorized: 100,000,000 shares;
issued: 18,463,995 shares without conversion option; outstanding: 18,463,995 shares without conversion option	185	185
issued: 21,531,152 shares with conversion option; outstanding: 4,060,997 shares with conversion option	215	215
Additional paid-in capital	218,331	218,331
Accumulated deficit	(76,266)	(60,492)
Accumulated other comprehensive income	679	575
Treasury stock — at cost (17,470,153 shares)	(120,940)	(120,940)

Total stockholders’ equity	22,204	37,874

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$359,817	$299,046

See notes to consolidated financial statements.

CENTERPLATE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED SEPTEMBER 27, 2005 AND SEPTEMBER 28, 2004

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2005	2004	2005	2004
	(In thousands, except share data)
Net sales	$208,619	$201,066	$497,910	$473,027

Cost of sales	166,297	161,933	401,738	384,626
Selling, general, and administrative	19,738	17,514	53,388	46,657
Depreciation and amortization	7,332	6,656	21,433	20,135
Contract related losses	280	—	280	121

Operating income	14,972	14,963	21,071	21,488
Interest expense	6,955	4,759	25,478	18,787
Other income, net	(322)	(75)	(627)	(170)

Income (loss) before income taxes	8,339	10,279	(3,780)	2,871
Income tax provision (benefit)	3,827	4,546	(1,386)	921

Net income (loss)	4,512	5,733	(2,394)	1,950
Accretion of conversion option	—	—	—	(317)

Net income (loss) available to common stock with or without the conversion option	$4,512	$5,733	$(2,394)	$1,633

Basic Net Income (loss) per share with conversion option	$0.20	$0.25	$(0.11)	$0.15

Diluted Net Income (loss) per share with conversion option	$0.20	$0.25	$(0.11)	$0.15

Basic Net Income (loss) per share without conversion option	$0.20	$0.25	$(0.11)	$0.07

Diluted Net Income (loss) per share without conversion option	$0.20	$0.25	$(0.11)	$0.07

Weighted average shares outstanding with conversion option	4,060,997	4,060,997	4,060,997	4,060,997
Weighted average shares outstanding without conversion option	18,463,995	18,463,995	18,463,995	18,463,995

Total weighted average shares outstanding	22,524,992	22,524,992	22,524,992	22,524,992

Dividends declared per share	$0.20	$0.20	$0.59	$0.59

See notes to consolidated financial statements.

CENTERPLATE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE PERIOD FROM DECEMBER 28, 2004 TO SEPTEMBER 27, 2005 AND THE THIRTEEN AND THIRTY-NINE WEEKS
ENDED SEPTEMBER 27, 2005 AND SEPTEMBER 28, 2004

	Common	Common	Common	Common
	Shares	Stock	Shares	Stock			Accumulated
	without	without	with	with	Additional		Other
	Conversion	Conversion	Conversion	Conversion	Paid-in	Accumulated	Comprehensive	Treasury
	Option	Option	Option	Option	Capital	Deficit	Income	Stock	Total
	(In thousands, except share data)
BALANCE, DECEMBER 28, 2004	18,463,995	$185	21,531,152	$215	$218,331	$(60,492)	$575	$(120,940)	$37,874
Foreign currency translation	—	—	—	—	—	—	104	—	104
Dividends declared	—	—	—	—	—	(13,380)	—	—	(13,380)
Net loss	—	—	—	—	—	(2,394)	—	—	(2,394)

BALANCE, SEPTEMBER 27, 2005	18,463,995	$185	21,531,152	$215	$218,331	$(76,266)	$679	$(120,940)	$22,204

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2005	2004	2005	2004
Net income (loss)	$4,512	$5,733	(2,394)	1,950

Other comprehensive income — foreign currency translation adjustment	263	252	104	143

Comprehensive income (loss)	$4,775	$5,985	(2,290)	2,093

See notes to consolidated financial statements.

CENTERPLATE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THIRTY-NINE WEEK PERIODS ENDED SEPTEMBER 27, 2005 AND SEPTEMBER 28, 2004

	Thirty-nine Weeks Ended
	September 27,	September 28,
	2005	2004
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,394)	$1,950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,433	20,135
Amortization of deferred financing costs	2,825	1,433
Derivitive non-cash interest	977	1,142
Non-cash interest earned on restricted cash	(92)	—
Contract related losses	280	121
Deferred tax change	(1,386)	834
(Gain) loss on disposition of assets	(47)	50
Other	104	143
(Increase)/decrease in assets and liabilities:
Accounts receivable	(4,767)	(4,266)
Merchandise inventories	(3,782)	(4,097)
Prepaid expenses	(374)	55
Other assets	(95)	(1,419)
Accounts payable	5,132	2,479
Accrued salaries and vacations	5,881	4,741
Liability for insurance	2,164	2,626
Accrued commissions and royalties	14,265	10,468
Other liabilities	3,789	5,213

Net cash provided by operating activities	43,913	41,608

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(11,857)	(5,684)
Proceeds from sale of property and equipment	456	809
Contract rights acquired	(8,994)	(7,679)
Return of unamortized capital investment	—	11,531
Restricted cash	—	13,628

Net cash provided by (used in) investing activities	(20,395)	12,605

See notes to consolidated financial statements.

CENTERPLATE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)(UNAUDITED)
THIRTY-NINE WEEK PERIODS ENDED SEPTEMBER 27, 2005 AND SEPTEMBER 28, 2004

	Thirty-nine Weeks Ended
	September 27,	September 28,
	2005	2004
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments — revolving loans	$—	$(4,000)
Principal payments on long-term debt	(269)	—
Proceeds from long-term debt	107,500	—
Retirement of existing long-term borrowings	(65,000)	—
Payments of financing costs	(7,247)	(380)
Payments of debt issuance costs	—	(267)
Principal payments to redeem senior subordinated notes	—	(12,250)
Dividend payments	(13,380)	(13,875)
Increase (decrease) in bank overdrafts	1,332	(617)

Net cash provided by (used in) financing activities	22,936	(31,389)

INCREASE IN CASH AND CASH EQUIVALENTS:	46,454	22,824

CASH AND CASH EQUIVALENTS:
Beginning of period	24,777	22,929

End of period	$71,231	$45,753

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$21,608	$17,226
Income taxes paid	$13	$8

SUPPLEMENTAL NON CASH FLOW INVESTING AND FINANCING ACTIVITIES:
Capital investment commitment	$475	$3,065
Cash due to Company for return of capital invested	$—	$5,000
Dividends declared and unpaid	$1,487	$1,487
See notes to consolidated financial statements.

CENTERPLATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THIRTY-NINE WEEK PERIODS ENDED SEPTEMBER 27, 2005 AND SEPTEMBER 28, 2004

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
          The results of operations for the 39 week period ended September 27, 2005 are not necessarily indicative of the results to be expected for the 53 week fiscal year ending January 3, 2006 due to the seasonal aspects of the Company’s business. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 28, 2004 included in the Company’s annual report on Form 10-K (“2004 Form 10-K”).
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          There have not been any changes in our significant accounting policies disclosed in the 2004 Form 10-K.
          Cost in Excess of Net Assets Acquired and Trademarks — The Company performed its annual impairment tests of goodwill and trademarks as of March 29, 2005 in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, and determined that no impairment exists. There have been no events since March 29, 2005 that would require the Company to reassess the carrying value of these assets.
          Insurance — At the beginning of fiscal 2002, the Company adopted a high deductible insurance program for general liability, auto liability and workers’compensation risk. Management establishes a reserve for its high deductible and employee health self-insurance programs considering a number of factors, including historic experience and an actuarial assessment of the liabilities for reported claims and claims incurred but not reported. The estimated liabilities for these programs, except for employee health insurance, are then discounted using rates between 2.18 percent and 4.02 percent at December 28, 2004 and 4.0 percent and 4.3 percent at September 27, 2005 to their present value based on expected loss payment patterns determined by experience. The total discounted liabilities for these programs recorded by the Company at December 28, 2004 and September 27, 2005 were $9,714,000 and $11,475,000, respectively. The related undiscounted amounts were $10,344,000 and $12,666,000, respectively.
          The employee health self-insurance liability is based on claims filed and not paid and estimates for claims incurred but not reported. The total liabilities recorded by the Company at December 28, 2004 and September 27, 2005 were $1,450,000 and $1,939,000, respectively.

          Accounting Treatment for IDSs, Common Stock Owned by Initial Equity Investors and Derivative Financial Instruments — The Company’s income deposit securities (“IDSs”) include common stock and subordinated notes, the latter of which has three embedded derivative features. The embedded derivative features include a call option, a change of control put option, and a term-extending option on the notes. The call option allows the Company to repay the principal amount of the subordinated notes after the fifth anniversary of the issuance, provided that the Company also pays all of the interest that would have been paid during the initial 10-year term of the notes, discounted to the date of repayment at a risk-free rate. Under the change of control put option, the holders have the right to cause the Company to repay the subordinated notes at 101% of face value upon a change of control, as defined in the subordinated note agreement. The term-extending option allows the Company to unilaterally extend the term of the subordinated notes for two five-year periods at the end of the initial 10-year period provided that it is in compliance with the requirements of the indenture. The Company has accounted for these embedded derivatives in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted. Based on SFAS No. 133, as amended and interpreted, the call option and the change of control put option are required to be separately valued. As of September 27, 2005, these embedded derivatives were fair valued and determined to be insignificant. The term-extending option was determined to be inseparable from the underlying subordinated notes. Accordingly, it will not be separately accounted for in the current or future periods.
          In connection with the initial public offering (“IPO”) in December 2003, those investors who held stock prior to the IPO (the “Initial Equity Investors”) entered into an Amended and Restated Stockholders Agreement on December 10, 2003 with the Company (“Amended Stockholders Agreement”), which provides that, upon any post-offering sale of common stock by the Initial Equity Investors, at the option of the Initial Equity Investors, the Company will exchange a portion of its common stock for subordinated notes at an exchange rate of $9.30 principal amount of subordinated notes for each share of common stock (so that, after such exchange, the Initial Equity Investors will have shares of common stock and subordinated notes in the appropriate proportions to represent integral numbers of IDSs). In order to determine the number of shares of common stock that the Initial Equity Investors could convert into subordinated debt, the Company divided the exchange rate of $9.30 by the original issue price of the IDSs of $15.00 at December 4, 2003 (the quotient equals 0.62). This quotient was then multiplied by the total number of shares owned by the Initial Equity Investors (4,060,997 shares) to determine the number of IDSs that the Initial Equity Investors would own after conversion (2,517,817 IDSs, each comprised of one share of stock and a subordinated note). The number of shares owned by the Initial Equity Investors before conversion (4,060,997) was subtracted from the number of shares they would own after conversion (2,517,817) to determine the number of shares of common stock to be converted into subordinated debt (1,543,180 shares) at the exchange rate of $9.30 per share resulting in the $14.4 million amount.
          The Company has concluded that the portion of the Initial Equity Investors’ common stock exchangeable for subordinated debt should be classified on its consolidated balance sheet according to the guidance provided by Accounting Series Release No. 268 (FRR Section 211), “Redeemable Preferred Stocks”. Accordingly, at both September 27, 2005 and December 28, 2004, the Company has recorded $14.4 million as “Common stock with conversion option exchangeable for subordinated debt” on the balance sheet. Because the Initial Equity Investors were not allowed to convert any shares into subordinated notes during the first 180 days after the IPO, a discount (initially $0.4 million) was applied to the amount recorded as “Common stock with conversion option exchangeable for subordinated debt” during this 180 day period. This discount was accreted to the face amount due of $14.4 million using the effective interest method over the life of the Initial Equity Investors’ minimum required 180-day holding period. The accretion of approximately $317,000 in the 39 week period ended September 28, 2004 was a deemed dividend to the Initial Equity Investors. In addition, the Company has determined that the option conveyed to the Initial Equity Investors to exchange common stock for subordinated debt in order to form IDSs is an embedded derivative in accordance with Paragraph 12 of SFAS No. 133. The Company has recorded a liability for the fair value of this embedded derivative of approximately $5.6 million as of September 27, 2005, an increase of $1.0 million from December 28, 2004. This option is fair-valued each reporting period with the change in the fair value recorded in interest expense in the accompanying consolidated statement of operations.

          The common stock held by the Initial Equity Investors has been treated as a separate class of common stock for presentation of earnings per share at September 27, 2005. Although the common stock held by the Initial Equity Investors is part of the same class of stock as the common stock included in the IDSs for purposes of Delaware corporate law, the right to convert that is granted in the Amended Stockholders Agreement as described above causes the stock held by the Initial Equity Investors to have features of a separate class of stock for accounting purposes. The deemed dividend as of September 28, 2004 of approximately $317,000 conveyed to the Initial Equity Investors discussed above requires a two class earnings per share calculation. Accordingly, the Company has shown separate earnings per share for the stock held by the Initial Equity Investors and the stock included in the IDSs.
          Interest expense — For the 39 weeks ended September 27, 2005 and September 28, 2004, the change in the fair value of the Company’s derivatives of $1.0 million and $1.1 million, respectively, was recorded in interest expense. In addition, interest expense for the 2005 period includes $6.2 million in expenses related to the credit agreement entered into on April 1, 2005 (see Note 5). The $6.2 million includes a prepayment premium of approximately $4.6 million on the prior credit facility and a $1.6 million non-cash charge for the write-off of associated deferred financing costs. In the 2004 period, interest expense includes $1.2 million in expenses, including $0.3 million of amortization expense, related to the repurchase of the remaining 1999 senior subordinated notes under the Company’s 1999 indenture.
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
          Income taxes for the 39 weeks ended September 27, 2005 and September 28, 2004 were calculated using the projected effective tax rate for fiscal 2005 and 2004, respectively, in accordance with SFAS No. 109 “Accounting for Income Taxes” and APB No. 28 “Interim Financial Reporting”. The Company estimates that in the fiscal year ending January 3, 2006, it will have an effective tax rate of approximately 37%. In the previous year, the Company estimated that its effective tax rate for the fiscal year ended December 28, 2004 would be 32%. The increase in the projected effective tax rate is primarily due to a reduction in the amount of federal tax credits generated.
          The Company accounted for its issuance of IDS units in December 2003 by allocating the proceeds for each IDS unit to the underlying stock and subordinated notes based upon the relative fair values of each at that time. Accordingly, the portion of the aggregate IDSs outstanding that represents subordinated notes has been accounted for by the Company as long-term debt bearing a stated interest rate of 13.5% maturing on December 10, 2013. During the 39 weeks ended September 27, 2005, the Company deducted interest expense of approximately $10.7 million on the subordinated notes from taxable income for U.S. federal and state income tax purposes. There can be no assurances that the Internal Revenue Service or the courts will not seek to challenge the treatment of these notes as debt or the amount of interest expense deducted, although to date the Company has not been notified that the notes should be treated as equity rather than debt for U.S. federal and state income tax purposes. If the notes were reclassified as equity, the cumulative interest expense associated with the notes of approximately $25.7 million would not be deductible from taxable income. The additional tax due to the federal and state authorities for the 39 week period ending September 27, 2005 would be approximately $500,000 based on the Company’s opinion that it will be able to utilize net operating losses and tax credits to offset a portion of the tax liability. Since issuance of the IDS units in December 2003, the cumulative amount of additional tax due to the federal and state authorities would be approximately $4,100,000 based on the Company’s opinion that it will be able to utilize net operating losses and tax credits to offset a portion of the tax liability. Such reclassification, however, would also cause the Company to utilize at a faster rate more of its deferred tax assets than it otherwise would. The Company has not recorded a liability for any potential disallowance of this deduction.

          Earnings per Share — For the periods prior to our IPO in December 2003, basic and diluted earnings per share was calculated by dividing net income (loss) available to common shares by the weighted average common shares outstanding during the period. Following the completion of the IPO, the common stock held by the Initial Equity Investors has been treated as a separate class of common stock for presentation of earnings per share. Basic and diluted earnings per share without conversion option is calculated by dividing net income (loss) available to common stockholders with or without the conversion option by the weighted average common shares (includes both shares with and without the conversion option). Basic and diluted earnings per share with conversion option is calculated by dividing net income (loss) available to common stockholders with or without the conversion option by the weighted average common shares (includes both shares with and without the conversion option) plus the accretion of the conversion option divided by the weighted average shares outstanding with conversion option.

	Thirteen Weeks Ended			Thirteen Weeks Ended
	September 27, 2005			September 28, 2004
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, except share data)
Net Income (Loss)	$4,512			$5,733
Accretion of conversion option	—			—

Net Income (Loss) available to common stock with or without the conversion option	$4,512			$5,733

Weighted Average Shares Outstanding with conversion option		4,060,997			4,060,997
Weighted Average Shares Outstanding without conversion option		18,463,995			18,463,995

Total Weighted Average Shares Outstanding		22,524,992			22,524,992

Basic Net Income (loss) per share with conversion option	$4,512	22,524,992	$0.20	$5,733	22,524,992	$0.25
Diluted Net Income (loss) per share with conversion option	$4,512	22,524,992	$0.20	$5,733	22,524,992	$0.25

Basic Net Income (loss) per share without conversion option	$4,512	22,524,992	$0.20	$5,733	22,524,992	$0.25
Diluted Net Income (loss) per share without conversion option	$4,512	22,524,992	$0.20	$5,733	22,524,992	$0.25

	Thirty-nine Weeks Ended			Thirty-nine Weeks Ended
	September 27, 2005			September 28, 2004
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, except share data)
Net Income (Loss)	$(2,394)			$1,950
Accretion of conversion option	—			(317)

Net Income (Loss) available to common stock with or without the conversion option	$(2,394)			$1,633

Weighted Average Shares Outstanding with conversion option		4,060,997			4,060,997
Weighted Average Shares Outstanding without conversion option		18,463,995			18,463,995

Total Weighted Average Shares Outstanding		22,524,992			22,524,992

Net Income (Loss) available to common stock with or without the conversion option				$1,633	22,524,992	$0.07
Accretion of conversion option				$317	4,060,997	$0.08

Basic Net Income (loss) per share with conversion option	$(2,394)	22,524,992	$(0.11)			$0.15

Net Income (Loss) available to common stock with or without the conversion option				$1,633	22,524,992	$0.07
Accretion of conversion option				$317	4,060,997	$0.08

Diluted Net Income (loss) per share with conversion option	$(2,394)	22,524,992	$(0.11)			$0.15

Basic Net Income (loss) per share without conversion option	$(2,394)	22,524,992	$(0.11)	$1,633	22,524,992	$0.07
Diluted Net Income (loss) per share without conversion option	$(2,394)	22,524,992	$(0.11)	$1,633	22,524,992	$0.07
          Reclassifications – Certain amounts in 2004 have been reclassified to conform to the financial statement presentation used in 2005. In the Consolidated Statement of Cash Flows for the nine months ended September 27, 2005, the Company changed the classification of changes in restricted cash balances to present such changes as an investing activity. The Company previously presented such changes as a financing activity. In the accompanying Consolidated Statements of Cash Flows for the nine months ended September 28, 2004, the Company reclassified changes in restricted cash balances to be consistent with the 2005 presentation which resulted in a $13.6 million increase to investing cash flows and a corresponding decrease to financing cash flows from the amounts previously reported.
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
3. COMMITMENTS AND CONTINGENCIES
     The Company is from time to time involved in various legal proceedings incidental to the conduct of its business. As previously reported, two private corporations, Pharmacia Corp. (“Pharmacia”) and Solutia Inc. (“Solutia”), had asserted a claim in the United States District Court for the Southern District of Illinois (the “Court”) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”) against Service America, and other parties, for contribution to address past and future remediation costs at a site in Illinois. The site allegedly was used by, among others, a waste disposal business related to a predecessor for which Service America allegedly was responsible. In addition, the United States Environmental Protection Agency (the “EPA”), asserting authority under CERCLA, had issued a unilateral administrative order concerning the same Illinois site naming approximately 75 entities as respondents, including the plaintiffs in the CERCLA lawsuit against Service America and the waste disposal business for which the plaintiffs alleged Service America was responsible.
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
          In August 2005, Service America received a letter from the United States Department of Justice (the “DOJ”) stating that the DOJ intended to file suit against approximately 30 entities, including, Pharmacia and Service America, on behalf of the EPA, seeking reimbursement for amounts that have been and that will be incurred in cleaning up the site in Illinois. In the same letter, the DOJ also expressed its hope to resolve this matter without any litigation and asked the parties to execute a tolling agreement through August 2006 to allow time for the parties to reach a resolution without litigation. Service America has tendered defense of the potential DOJ action to Pharmacia under the Settlement Agreement and Pharmacia has confirmed that it will defend and fully indemnify Service America against the potential DOJ claim.
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

The Company had removed the case to the United States District Court for the Central District of California, but in November 2003 the court remanded the case back to the California Superior Court. The purported class action seeks compensatory, special and punitive damages in unspecified amounts, penalties under the applicable local laws and injunctions against the alleged illegal acts. However, the class remains uncertified. The parties are currently attempting to resolve the matter through mediation. The Company intends to vigorously defend this case and continues to evaluate the claims made. At this point we cannot predict the outcome of the suit and, if an ultimate ruling is made against the Company, whether such ruling would have a material effect on the Company.
          As previously reported, in August 2004, a second purported class action, Perez v. Volume Services Inc, d/b/a Centerplate, was filed in the Superior Court for Yolo County, California. Perez makes substantially identical allegations to those in Holden. Consequently, the Company demurred and the case was stayed on November 9, 2004 pending the resolution of Holden. The Company intends to vigorously defend this case if it were permitted to proceed. Because it is stayed, Perez is dependent on Holden’s outcome; therefore, it is difficult at this point to predict the outcome of Perez.
     As previously reported, due to an administrative investigation entitled Valentino S. Lopez v. Volume Services America (Centerplate), on April 29, 2005, the Company received a letter from the Equal Employment Opportunity Commission (the “EEOC”) indicating its determination that there was reasonable cause to believe that the Company had discriminated against certain minority employees at one facility in violation of Title VII of the Civil Rights Act of 1964, by failing to assign or promote them to higher paying positions or locations within the facility. As it is required to do, the EEOC attempted to conciliate this matter with the Company. Despite the EEOC’s preliminary finding of probable cause, on June 29, 2005, the EEOC issued a Notice of Rights notifying the parties that it was declining to sue the Company and that it was closing its file on the claim. The related private lawsuit that was commenced against Centerplate in March 2005 in federal court in the Southern District of NY, alleging similar claims, is still pending. On September 27, 2005, the plaintiff amended the complaint to add a second plaintiff alleging the same causes of action and adding similar alternative causes of action. The Company intends to defend itself vigorously against any remaining claims. However, at this point it remains difficult to assess the outcome of the private lawsuit.
     In addition to the matters described above, there are various claims and pending legal actions against or directly involving Centerplate that are incidental to the conduct of our business. It is the opinion of management, after considering a number of factors, including but not limited to the current status of any pending proceeding (including any settlement discussions), the views of retained counsel, the nature of the litigation, prior experience and the amounts that have been accrued for known contingencies, that the ultimate disposition of any of these other pending proceedings or contingencies will not have a material adverse effect on our financial condition or results of operations.
4. DEMAND FOR REGISTRATION
          Under the Registration Rights Agreement, dated December 10, 2003, between the Company and the Initial Equity Investors (the “Registration Rights Agreement”), the Company agreed to file a registration statement and undertake a public offering of the remaining interests of the Initial Equity Investors in the Company upon written demand from the Initial Equity Investors. In June 2004, the Initial Equity Investors exercised their demand registration rights. Although the offering has been delayed due to a variety of reasons, including soft market conditions, the Company intends to file a registration statement covering the interests of the Initial Equity Investors. The Company has agreed to pay all costs and expenses in connection with such registration, except underwriting discounts and commissions applicable to the securities sold. As of September 27, 2005, the Company had paid approximately $0.8 million in related costs which have been recorded as other long-term assets.

          Pursuant to the terms of the Amended Stockholders Agreement, the Company anticipates that the underwriters in the proposed offering will exchange 1,543,180 shares of common stock for $14.4 million aggregate principal amount of subordinated notes. The Company anticipates that the underwriters in the proposed offering will then make 2,517,817 IDS units available for sale to the public, consisting of 2,517,817 shares of common stock purchased from the Initial Equity Investors and the $14.4 million aggregate principal amount of subordinated notes. The Company will be relieved of a liability (the obligation to convert shares into subordinated notes) and is also entitled to receive, from the proceeds of the offering, an amount equal to five months’ interest on the subordinated notes issued in the exchange. The Company is then required to deposit such amount (approximately $0.8 million) to fund the cash collateral account under the Credit Agreement.
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
6. EXECUTIVE EMPLOYMENT AGREEMENTS
          On September 7, 2005, the board of directors of Centerplate announced that it had appointed Paul W. MacPhail, to serve as Chairman and Chief Executive Officer and Janet L. Steinmayer, to serve as President, Chief Operating Officer and a Director of Centerplate. Mr. MacPhail will receive an annual salary of $700,000 and will be eligible to receive an annual cash bonus targeted at fifty percent (50%) of his annual salary, as well as long-term incentive compensation pursuant to Centerplate’s Long-Term Performance Plan, based upon the achievement of certain performance goals over specified performance periods. Centerplate has also agreed to pay the costs of Mr. MacPhail’s relocation to Stamford, CT or Spartanburg, SC and to provide Mr. MacPhail with a company car.
          Under Mr. MacPhail’s agreement with Centerplate, if Mr. MacPhail or Centerplate terminates his employment for any reason, he will refrain from working for a competitor or soliciting Centerplate employees for a competitor for two years from the date of termination. The agreement also provides that Mr. MacPhail will be entitled to two years’ base salary as severance if, as a result of a change in control, his position is eliminated or measurably diminished. A change in control will be deemed to occur if: (a) any “person” (as such term is used in Sections 3(a)(9) and 13(d)(3) of the Securities Exchange Act of 1934) is or becomes the beneficial owner, directly or indirectly, of securities of Centerplate representing 51% or more of the combined voting power of the then outstanding securities of Centerplate; (b) there is a change in the composition of a majority of the board of directors of Centerplate within twelve months after any person is or becomes the beneficial owner, directly or indirectly, of securities of Centerplate representing 25% of the combined voting power of the then outstanding securities of Centerplate; or (c) there is a sale of substantially all of the assets of Centerplate and/or its operating subsidiaries.
          Ms. Steinmayer’s annual salary was increased to $550,000 and she will be eligible to receive an annual cash bonus targeted at fifty percent (50%) of her annual salary, as well as long-term incentive compensation pursuant to the Long-Term Performance Plan, as previously disclosed. In appreciation of Ms. Steinmayer’s service as Acting Chief Executive Officer since April 2005, the board of directors also elected to award her a bonus of $100,000.

7. NON-GUARANTOR SUBSIDIARIES FINANCIAL STATEMENTS
          The $105,245,000 in 13.5% subordinated notes is jointly and severally guaranteed by each of Centerplate’s direct and indirect wholly owned subsidiaries, except for certain non-wholly owned U.S. subsidiaries and one non-U.S. subsidiary. The following table sets forth the condensed consolidating financial statements of Centerplate as of September 27, 2005 and December 28, 2004 (in the case of the balance sheets) and for the 13 and 39 week periods ended September 27, 2005 and September 28, 2004 (in the case of the statements of operations and comprehensive income) and for the 39 week periods ended September 27, 2005 and September 28, 2004 (in the case of the statement of cash flows).
Consolidating Condensed Balance Sheet, September 27, 2005

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$198	$69,789	$1,244	$—	$71,231
Accounts receivable	—	24,173	2,470	—	26,643
Other current assets	13	28,072	1,420	—	29,505

Total current assets	211	122,034	5,134	—	127,379
Property and equipment, net	—	48,454	3,523	—	51,977
Contract rights, net	173	83,062	696	—	83,931
Cost in excess of net assets acquired	6,974	34,168	—	—	41,142
Intercompany receivable (payable)	139,999	(137,027)	(2,972)	—	—
Investment in subsidiaries	(6,587)	—	—	6,587	—
Other assets	8,738	45,659	991	—	55,388

Total assets	$149,508	$196,350	$7,372	$6,587	$359,817

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities	$7,707	$92,050	$5,246	$—	$105,003
Long-term debt	105,245	106,156	—	—	211,401
Other liabilities	—	6,857	—	—	6,857

Total liabilities	112,952	205,063	5,246	—	323,261

Common stock with conversion option, par value $0.01 exchangeable for subordinated debt, net of discount	14,352	—	—	—	14,352
Stockholders’ equity (deficiency):
Common stock	400	—	—	—	400
Additional paid-in capital	218,331	—	—	—	218,331
Accumulated deficit	(76,266)	(8,713)	1,447	7,266	(76,266)
Treasury stock and other	(120,261)	—	679	(679)	(120,261)

Total stockholders’ equity (deficiency)	22,204	(8,713)	2,126	6,587	22,204

Total liabilities and stockholders’ equity	$149,508	$196,350	$7,372	$6,587	$359,817

Consolidating Condensed Statement of Operations and Comprehensive Income
Thirteen Week Period Ended September 27, 2005

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$196,276	$12,343	$—	$208,619

Cost of sales	—	155,995	10,302	—	166,297
Selling, general, and administrative	277	18,125	1,336	—	19,738
Depreciation and amortization	27	6,985	320	—	7,332
Transaction related expenses	—	280	—	—	280

Operating income (loss)	(304)	14,891	385	—	14,972
Interest expense	4,333	2,622	—	—	6,955
Intercompany interest, net	(3,925)	3,925	—	—	—
Other income, net	(1)	(318)	(3)	—	(322)

Income (loss) before income taxes	(711)	8,662	388	—	8,339
Income tax provision	141	3,686	—	—	3,827
Equity in earnings of subsidiaries	5,364	—	—	(5,364)	—

Net income	4,512	4,976	388	(5,364)	4,512
Other comprehensive income — foreign currency translation adjustment	—	—	263	—	263

Comprehensive income	$4,512	$4,976	$651	$(5,364)	$4,775

Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
Thirty-nine Week Period Ended September 27, 2005

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$463,561	$34,349	$—	$497,910

Cost of sales	—	373,059	28,679	—	401,738
Selling, general, and administrative	824	48,949	3,615	—	53,388
Depreciation and amortization	80	20,436	917	—	21,433
Contract related losses	—	280	—	—	280

Operating income (loss)	(904)	20,837	1,138	—	21,071
Interest expense	12,533	12,945	—	—	25,478
Intercompany interest, net	(11,775)	11,775	—	—	—
Other income, net	(3)	(614)	(10)	—	(627)

Income (loss) before income taxes	(1,659)	(3,269)	1,148	—	(3,780)
Income tax benefit	(245)	(1,141)	—	—	(1,386)
Equity in earnings of subsidiaries	(980)	—	—	980	—

Net income (loss)	(2,394)	(2,128)	1,148	980	(2,394)
Other comprehensive income — foreign currency translation adjustment	—	—	104	—	104

Comprehensive income (loss)	$(2,394)	$(2,128)	$1,252	$980	$(2,290)

Consolidating Condensed Statement of Cash Flows
Thirty-nine Week Period Ended September 27, 2005

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Consolidated
	(In thousands)
Cash Flows Provided by Operating Activities	$483	$39,550	$3,880	$43,913

Cash Flows from Investing Activities:
Purchase of property and equipment	—	(11,183)	(674)	(11,857)
Proceeds from sale of property and equipment	—	456	—	456
Contract rights acquired	—	(8,994)	—	(8,994)

Net cash used in investing activities	—	(19,721)	(674)	(20,395)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	—	107,500	—	107,500
Retirement of existing long-term borrowings	—	(65,000)	—	(65,000)
Payments of financing costs	—	(7,247)	—	(7,247)
Principal payments on long-term debt	—	(269)	—	(269)
Dividend payments	(13,380)	—	—	(13,380)
Increase in bank overdrafts	—	1,332	—	1,332
Change in intercompany, net	12,900	(10,498)	(2,402)	—

Net cash provided by (used in) financing activities	(480)	25,818	(2,402)	22,936

Increase in cash	3	45,647	804	46,454

Cash and cash equivalents — beginning of period	195	24,142	440	24,777

Cash and cash equivalents — end of period	$198	$69,789	$1,244	$71,231

Consolidating Condensed Balance Sheet, December 28, 2004

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$195	$24,142	$440	$—	$24,777
Accounts receivable	—	19,840	2,036	—	21,876
Other current assets	7	23,724	1,371	—	25,102

Total current assets	202	67,706	3,847	—	71,755
Property and equipment, net	—	44,591	3,631	—	48,222
Contract rights, net	253	86,908	820	—	87,981
Cost in excess of net assets acquired	6,974	34,168	—	—	41,142
Intercompany receivable (payable)	152,899	(147,525)	(5,374)	—	—
Investment in subsidiaries	(5,712)	—	—	5,712	—
Other assets	9,462	39,567	917	—	49,946

Total assets	$164,078	$125,415	$3,841	$5,712	$299,046

Liabilities and Stockholders’ Equity

Current liabilities	$6,607	$60,669	$2,967	$—	$70,243
Long-term debt	105,245	65,000	—	—	170,245
Other liabilities	—	6,332	—	—	6,332

Total liabilities	111,852	132,001	2,967	—	246,820

Common stock with conversion option, par value $0.01, exchangeable for subordinated debt, net of discount	14,352	—	—	—	14,352

Stockholders’ equity (deficiency):
Common stock	400	—	—	—	400
Additional paid-in capital	218,331	—	—	—	218,331
Accumulated deficit	(60,492)	(6,586)	299	6,287	(60,492)
Treasury stock and other	(120,365)	—	575	(575)	(120,365)

Total stockholders’ equity (deficiency)	37,874	(6,586)	874	5,712	37,874

Total liabilities and stockholders’ equity	$164,078	$125,415	$3,841	$5,712	$299,046

Consolidating Condensed Statement of Operations and Comprehensive Income
Thirteen Week Period Ended September 28, 2004

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$191,319	$9,747	$—	$201,066

Cost of sales	—	153,767	8,166	—	161,933
Selling, general, and administrative	637	15,915	962	—	17,514
Depreciation and amortization	27	6,369	260	—	6,656
Contract related losses	—	—	—	—	—

Operating income (loss)	(664)	15,268	359	—	14,963
Interest expense	3,240	1,519	—	—	4,759
Intercompany interest	(3,705)	3,705	—	—	—
Other income, net	(2)	(73)	—	—	(75)

Income (loss) before income taxes	(197)	10,117	359	—	10,279
Income tax provision	421	4,125	—	—	4,546
Equity in earnings of subsidiaries	6,351	—	—	(6,351)	—

Net income	5,733	5,992	359	(6,351)	5,733
Accretion of conversion option	—	—	—	—	—

Net income available to common stock with or without the conversion option	5,733	5,992	359	(6,351)	5,733

Net income	5,733	5,992	359	(6,351)	5,733
Other comprehensive income — foreign currency translation adjustment	—	—	252	—	252

Comprehensive income	$5,733	$5,992	$611	$(6,351)	$5,985

Consolidating Condensed Statement of Operations and Comprehensive Income
Thirty-nine Week Period Ended September 28, 2004

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$444,602	$28,425	$—	$473,027

Cost of sales	—	360,739	23,887	—	384,626
Selling, general, and administrative	803	42,862	2,992	—	46,657
Depreciation and amortization	82	19,297	756	—	20,135
Contract related losses	—	121	—	—	121

Operating income (loss)	(885)	21,583	790	—	21,488
Interest expense	12,698	6,089	—	—	18,787
Intercompany interest	(11,687)	11,687	—	—	—
Other income, net	(3)	(165)	(2)	—	(170)

Income (loss) before income taxes	(1,893)	3,972	792	—	2,871
Income tax provision	360	561	—	—	921
Equity in earnings of subsidiaries	4,203	—	—	(4,203)	—

Net income	1,950	3,411	792	(4,203)	1,950
Accretion of conversion option	(317)	—	—	—	(317)

Net income available to common stock with or without the conversion option	1,633	3,411	792	(4,203)	1,633

Net income	1,950	3,411	792	(4,203)	1,950
Other comprehensive income — foreign currency translation adjustment	—	—	143	—	143

Comprehensive income	$1,950	$3,411	$935	$(4,203)	$2,093

Consolidating Condensed Statement of Cash Flows
Thirty-nine Week Period Ended September 28, 2004

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Consolidated
	(In thousands)
Cash Flows Provided by (Used in) Operating Activities	$(99)	$37,655	$4,052	$41,608

Cash Flows from Investing Activities:
Purchase of property and equipment, net	—	(5,129)	(555)	(5,684)
Proceeds from sale of property and equipment	—	722	87	809
Contract rights acquired, net	—	(7,679)	—	(7,679)
Return of unamortized capital investment	—	11,531	—	11,531
Restricted cash	—	13,628	—	13,628

Net cash provided by (used in) investing activities	—	13,073	(468)	12,605

Cash Flows from Financing Activities:
Net repayments — revolving loans	—	(4,000)	—	(4,000)
Payments of financing costs	(163)	(217)	—	(380)
Payments of debt issuance costs	(267)	—	—	(267)
Principal payments to redeem senior subordinated notes	—	(12,250)	—	(12,250)
Dividend payments	(13,875)	—	—	(13,875)
Decrease in bank overdrafts	—	(617)	—	(617)
Change in intercompany, net	14,407	(10,813)	(3,594)	—

Net cash provided by (used in) financing activities	102	(27,897)	(3,594)	(31,389)

Increase (decrease) in cash	3	22,831	(10)	22,824

Cash and cash equivalents — beginning of period	192	22,504	233	22,929

Cash and cash equivalents — end of period	$195	$45,335	$223	$45,753

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
          The following discussion and analysis of our results of operations and financial condition for the 39 weeks ended September 27, 2005 and September 28, 2004 should be read in conjunction with our audited financial statements, including the related notes, for the fiscal year ended December 28, 2004 included in our 2004 Form 10-K. The financial data has been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States.
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
          We believe that the ability to retain existing accounts and to obtain new accounts are the key components to maintaining and growing our net sales. Our net sales historically have also increased when there has been an increase in the number of events or attendance at facilities in which we provide services in connection with major league sports post-season and play off games. Another key factor is our skill at controlling product costs, cash and labor during the events where we provide our services.
          When renewing an existing contract or securing a new contract, we generally are required to make a capital expenditure in our client’s facility and offer to pay the client a percentage of the net sales or profits associated with such facility in the form of a commission. Prior to our IPO, we have reinvested the majority of cash flow generated by operating activities in order to renew or obtain contracts. We believe that these investments have provided a diversified account base of exclusive, long-term contracts. However, as a result of the changes to our capital structure in connection with our IPO and the dividend and interest payments to our IDS holders, we were limited in our ability to grow our business, and our related levels of growth capital expenditures, at rates as great as we experienced prior to our IPO. Consequently, we decided to seek new senior credit financing, as described later in this item, to permit us to make the growth and maintenance capital expenditures, and investments in our infrastructure, that we believe will help strengthen our financial position.
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
•	Recoverability of Property and Equipment, Contract Rights, Cost in Excess of Net Assets Acquired and Other Intangible Assets. As of September 27, 2005, net property and equipment of $52.0 million and net contract rights of $83.9 million were recorded. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, we evaluate long-lived assets with definite lives for possible impairment when an event occurs which would indicate that its carrying amount may not be recoverable. The impairment analysis is made at the contract level and evaluates the net property and equipment as well as the contract rights related to that contract. The undiscounted future cash flows from a contract are compared to the carrying value of the related long-lived assets. If the undiscounted future cash flows are lower than the carrying value, an impairment charge is recorded. The amount of the impairment charge is equal to the difference between the recorded amount of the long-lived assets and their estimated fair value which is based on the future discounted cash flows related to the assets (using a rate based on our incremental borrowing rate). As we base our estimates of undiscounted future cash flows on past operating performance, including anticipated labor and other cost increases, and prevailing market conditions, we cannot make assurances that our estimates are achievable. Different conditions or assumptions, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our evaluation and our financial condition or future results of operations. Events that would trigger an evaluation at the contract level include the loss of a tenant team, intent to cease operations at a facility due to contract termination or other means, the bankruptcy of a client, discontinuation of a sports league or a significant increase in competition that could reduce the future profitability of the contract, among others. As of September 27, 2005, indefinite-lived assets included cost in excess of net assets acquired of $41.1 million and other intangible assets (trademarks) of $17.5 million. In accordance with SFAS No. 142, on an annual basis, we test our indefinite-lived intangible assets for impairment. Additionally, cost in excess of net assets acquired is tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have determined that the reporting unit for testing the cost in excess of net assets acquired for impairment is Centerplate. In performing the annual cost in excess of net assets acquired assessment, we compare the fair value of Centerplate to its net asset carrying amount, including cost in excess of net assets acquired and trademarks. If the fair value of Centerplate exceeds the carrying amount, then it is determined that cost in excess of net assets acquired is not impaired. Should the carrying amount exceed the fair value, then we would need to perform the second step in the impairment test to determine the amount of the impairment. Fair value for these tests is determined based upon a discounted cash flow model, using a rate based on our incremental borrowing rate. As we base our estimates of cash flows on past operating performance, including anticipated labor and other cost increases and prevailing market conditions, we cannot make assurances that our estimates are achievable. Different conditions or assumptions, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our evaluation and on our financial condition or future results of operations. In performing the annual trademark assessment, management compares the fair value of the intangible asset to its carrying value. Fair value is determined based on a discounted cash flow model, using a rate based on our incremental borrowing rate. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss will be recognized for the excess amount. If the fair value is greater than the carrying amount, no further assessment is performed. We have performed our annual assessments of goodwill and trademarks as of March 29, 2005 and determined that no impairment exists.

•	Insurance. We have a high-deductible insurance program for general liability, auto liability and workers’ compensation risk. We are required to estimate and accrue for the amount of losses that we expect to incur. These amounts are recorded in cost of sales and selling, general and administrative expenses on the statement of operations and accrued liabilities and long-term liabilities on the balance sheet. Our estimates consider a number of factors, including historic experience and an actuarial assessment of the liabilities for reported claims and claims incurred but not reported. While we use outside parties to assist us in making these estimates, it is difficult to provide assurance that the actual amounts may not be materially different than what we have recorded. In addition, we are self-insured for employee medical benefits and related liabilities. Our liabilities are based on historic trends and claims filed and are estimated for claims incurred but not reported. While the liabilities represent management’s best estimate, actual results could differ significantly from those estimates.

•	Accounting Treatment for IDSs, Common Stock Owned by Initial Equity Investors and Derivative Financial Instruments. Our income deposit securities (“IDSs”) include common stock and subordinated notes, the latter of which has three embedded derivative features. The embedded derivative features include a call option, a change of control put option, and a term-extending option on the notes. The call option allows us to repay the principal amount of the subordinated notes after the fifth anniversary of the issuance, provided that we also pay all of the interest that would have been paid during the initial 10-year term of the notes, discounted to the date of repayment at a risk-free rate. Under the change of control put option, the holders have the right to cause us to repay the subordinated notes at 101% of face value upon a change of control, as defined in the subordinated note agreement. The term-extending option allows us to unilaterally extend the term of the subordinated notes for two five-year periods at the end of the initial 10-year period provided that it is in compliance with the requirements of the indenture. We have accounted for these embedded derivatives in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted. Based on SFAS No. 133, as amended and interpreted, the call option and the change of control put option are required to be separately valued. As of September 27, 2005, these embedded derivatives were fair valued and determined to be insignificant. The term-extending option was determined to be inseparable from the underlying subordinated notes. Accordingly, it will not be separately accounted for in the current or future periods.

In connection with the initial public offering (“IPO”) in December 2003, those investors who held stock prior to the IPO (the “Initial Equity Investors”) entered into an Amended and Restated Stockholders Agreement on December 10, 2003 with the Company (“Amended Stockholders Agreement”), which provides that, upon any post-offering sale of common stock by the Initial Equity Investors, at the option of the Initial Equity Investors, the Company will exchange a portion of its common stock for subordinated notes at an exchange rate of $9.30 principal amount of subordinated notes for each share of common stock (so that, after such exchange, the Initial Equity Investors will have shares of common stock and subordinated notes in the appropriate proportions to represent integral numbers of IDSs). In order to determine the number of shares of common stock that the Initial Equity Investors could convert into subordinated debt, the Company divided the exchange rate of $9.30 by the original issue price of the IDSs of $15.00 at December 4, 2003 (the quotient equals 0.62). This quotient was then multiplied by the total number of shares owned by the Initial Equity Investors (4,060,997 shares) to determine the number of IDSs that the Initial Equity Investors would own after conversion (2,517,817 IDSs, each comprised of one share of stock and a subordinated note). The number of shares owned by the Initial Equity Investors before conversion (4,060,997) was subtracted from the number of shares they would own after conversion (2,517,817) to determine the number of shares of common stock to be converted into subordinated debt (1,543,180 shares) at the exchange rate of $9.30 per share resulting in the $14.4 million amount.

The Company has concluded that the portion of the Initial Equity Investors’ common stock exchangeable for subordinated debt should be classified on its consolidated balance sheet according to the guidance provided by Accounting Series Release No. 268 (FRR Section 211), “Redeemable Preferred Stocks”. Accordingly, at both September 27, 2005 and December 28, 2004, the Company has recorded $14.4 million as “Common stock with conversion option exchangeable for subordinated debt” on the balance sheet. Because the Initial Equity Investors were not allowed to convert any shares into subordinated notes during the first 180 days after the IPO, a discount (initially $0.4 million) was applied to the amount recorded as “Common stock with conversion option exchangeable for subordinated debt” during this 180 day period. This discount was accreted to the face amount due of $14.4 million using the effective interest method over the life of the Initial Equity Investors’ minimum required 180-day holding period. The accretion of approximately $317,000 in the 39 week period ended September 28, 2004 was a deemed dividend to the Initial Equity Investors. In addition, the Company has determined that the option conveyed to the Initial Equity Investors to exchange common stock for subordinated debt in order to form IDSs is an embedded derivative in accordance with Paragraph 12 of SFAS No. 133. The Company has recorded a liability for the fair value of this embedded derivative of approximately $5.6 million as of September 27, 2005, an increase of $1.0 million from December 28, 2004. This option is fair-valued each reporting period with the change in the fair value recorded in interest expense in the accompanying consolidated statement of operations.

The common stock held by the Initial Equity Investors has been treated as a separate class of common stock for presentation of earnings per share at September 27, 2005. Although the common stock held by the Initial Equity Investors is part of the same class of stock as the common stock included in the IDSs for purposes of Delaware corporate law, the right to convert that is granted in the Amended Stockholders Agreement as described above causes the stock held by the Initial Equity Investors to have features of a separate class of stock for accounting purposes. The deemed dividend as of September 28, 2004 of approximately $317,000 conveyed to the Initial Equity Investors discussed above requires a two class earnings per share calculation. Accordingly, the Company has shown separate earnings per share for the stock held by the Initial Equity Investors and the stock included in the IDSs.

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
Seasonality and Quarterly Results
          Our net sales and operating results have varied, and are expected to continue to vary, from quarter to quarter (a quarter is comprised of 13 or 14 weeks), as a result of factors which include:
•	seasonality and variations in scheduling of sporting and other events;

•	unpredictability in the number, timing and type of new contracts;

•	timing of contract expirations and special events; and

•	levels of attendance at the facilities we serve.
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
          Set forth below are comparative net sales by quarter (in thousands) for the first, second and third quarters of 2005, fiscal 2004, and fiscal 2003:

	2005	2004	2003
1st Quarter	$107,220	$98,236	$96,900

2nd Quarter	$182,071	$173,725	$172,733

3rd Quarter	$208,619	$201,066	$214,636

4th Quarter	—	$134,127	$131,788
Results of Operations
Thirteen Weeks Ended September 27, 2005 Compared to the 13 Weeks Ended September 28, 2004
          Net sales — Net sales of $208.6 million for the 13 weeks ended September 27, 2005 increased by $7.5 million, or approximately 3.8%, from $201.1 million in the prior year period. The increase was principally attributable to sales at new accounts (those that were opened subsequent to September 28, 2004) of $11.0 million partially offset by the termination of some of the Company’s contracts which accounted for a decline of $4.6 million. Also contributing to the increase were higher sales at our convention centers (approximately $3.0 million) due to an increase in the number of events held in these facilities. Net sales at all other facilities contributed an additional $2.4 million. These improvements were offset by a decline in MLB related sales of $1.9 million primarily due to a decline in attendance at one of the Company’s venues compared to the prior year period. In addition, NFL related sales declined by $2.4 million because of fewer non-NFL events at those venues including the cancellation of events at the Louisiana Superdome because of damage caused by Hurricane Katrina.
          Cost of sales — Cost of sales of $166.3 million for the 13 weeks ended September 27, 2005 increased by approximately $4.4 million, or approximately 2.7%, from $161.9 million in the prior year period, primarily due to higher net sales. As a percentage of net sales, cost of sales improved by approximately 0.8% from the prior year period. This was primarily due to a decline in the commissions and royalties (as a percentage of sales) paid to our clients due in large part to a lower concentration of sales at our profit sharing contracts. Typically, an increase in sales at these contracts results in an increase in commissions as a percentage of sales, as a result of the profits returned to our clients through commission payments. Conversely, a decline in sales at these accounts, as experienced during the current period, results in a drop in commissions as a percentage of sales.

          Selling, general and administrative expenses — Selling, general and administrative expenses (“SG&A”) were $19.7 million for the 13 weeks ended September 27, 2005 compared to $17.5 million in the prior year period. As a percentage of net sales, SG&A costs increased approximately 0.8% from the prior year period. This was principally attributable to higher overhead costs, one component of SG&A, of approximately $0.6 million due in part to increased investments in our strategic initiatives and higher legal costs. For fiscal 2005, we currently expect total increased overhead costs of approximately $3.3 million over fiscal 2004. In addition, the increase was also partially attributable to higher other operating expenses at our facilities due in part to increased cash management costs related to the Company’s commitment to improve sales through the enhancement of credit card capabilities at certain facilities.
          Depreciation and amortization — Depreciation and amortization was $7.3 million for the 13 weeks ended September 27, 2005, compared to $6.7 million in the prior year period. The increase was principally attributable to higher depreciation and amortization associated with investments for new contracts and the renewal of existing contracts made subsequent to the prior year period.
          Contract related losses — Contract related losses consisting of a non-cash charge for the write-off of certain assets associated with a terminated contract of $0.3 million were recorded in the 13 weeks ended September 27, 2005.
          Interest expense — Interest expense was $7.0 million for the thirteen weeks ended September 27, 2005, compared to $4.8 million in the prior year period. The increase was principally attributable to higher interest costs and related fees of $1.1 million, relating to increases in the term loan and revolver availability under our Credit Agreement entered into on April 1, 2005. Also included in interest expense for the period ended September 27, 2005 is a non-cash charge of $0.5 million related to the change in the fair value of our derivatives, as compared to $0.6 million credit in the prior year period.
          Income taxes — Income taxes for the 13 weeks ended September 27, 2005 and September 28, 2004 were calculated using the projected effective tax rate for fiscal 2005 and 2004, respectively. We estimate that in the fiscal year ending January 3, 2006, we will have an effective tax rate of approximately 37%. In the prior year period, we estimated that our effective tax rate for the fiscal year ended December 28, 2004 would be 32%. The increase in the projected effective tax rate is primarily due to a reduction in the amount of federal tax credits generated.
Thirty-nine Weeks Ended September 27, 2005 Compared to the 39 Weeks Ended September 28, 2004
          Net sales — Net sales of $497.9 million for the 39 weeks ended September 27, 2005 increased by $24.9 million, or approximately 5.3% from $473.0 million in the prior year period. The increase was primarily attributable to new accounts, which generated $22.5 million in net sales, and higher sales at convention centers of $14.6 million. Contributing to the improvement were higher NFL related sales (approximately $3.3 million), due primarily to Super Bowl XXXIX, and four additional NFL games (because of scheduling, four games from the 2004-2005 NFL season were played in our fiscal 2005). This was partially offset by the cancellation of events at the Louisiana Superdome because of damage caused by Hurricane Katrina and a decline in net sales of $4.8 million at our only NHL contract as a result of the NHL lock-out. In addition, the termination of some of the Company’s contracts accounted for a decline in net sales of $9.9 million. The remaining decline in net sales of $0.8 million was primarily due to fewer events in various entertainment facilities where we provide our services.
          Cost of sales — Cost of sales of $401.7 million for the 39 weeks ended September 27, 2005 increased by approximately $17.1 million from $384.6 million in the prior year period due primarily to the increase in sales volume. Cost of sales as a percentage of net sales declined by approximately 0.6% from the prior year period. The decline was mainly due to lower commissions and royalties paid to our clients primarily as a result of lower concentration in sales at our profit sharing contracts, as discussed above.

          Selling, general and administrative expenses — SG&A expenses were $53.4 million in the 39 weeks ended September 27, 2005 as compared to $46.7 million in the prior year. As a percentage of net sales, SG&A costs were 10.7% in the fiscal 2005 period, a 0.8% increase from the prior year period. The increase was principally attributable to higher overhead costs, one component of SG&A, of approximately $2.8 million due in part to increased investments in our strategic initiatives and higher legal costs. For fiscal 2005, we currently expect total increased overhead costs of approximately $3.3 million over fiscal 2004. In addition, the increase was also partially attributable to higher other operating expenses at our facilities due in part to increased cash management costs related to the Company’s commitment to improve sales through the enhancement of credit card capabilities at certain facilities.
          Depreciation and amortization — Depreciation and amortization was $21.4 million for the 39 weeks ended September 27, 2005, compared to $20.1 million in the prior year period. The increase was principally attributable to higher depreciation and amortization associated with investments for new contracts and the renewal of existing contracts made subsequent to the prior year period. Partially offsetting the increase was lower amortization expense resulting from the return to us in fiscal 2004 of a portion of the capital invested to acquire certain client contracts.
          Contract related losses — Contract related losses recorded in the 39 weeks ended September 27, 2005, represents a $0.3 million non-cash charge for the write-off of certain assets associated with a terminated contract as compared to $0.1 million in the prior year period.
          Interest expense — Interest expense was $25.5 million for the thirty-nine weeks ended September 27, 2005, compared to $18.8 million in the prior year period. The primary reason for the increase is $6.2 million in expenses related to the refinancing of our senior credit facility on April 1, 2005. The $6.2 million includes a prepayment premium of approximately $4.6 million on the prior credit facility and $1.6 million for the write-off of deferred financing costs. The prior year period contained $1.2 million in expenses, of which $0.3 million was amortization expense, related to the repurchase of senior subordinated notes under our 1999 indenture. Excluding these non-recurring interest charges, cash interest expense increased approximately $1.8 million as compared to the prior year period due primarily to an increase in the term loan and revolver availability under the new credit facility. Also included in interest expense for the period ended September 27, 2005 and September 28, 2004 is a non-cash charge of $1.0 million and $1.1 million respectively, related to the change in the fair value of our derivatives.
          Income taxes — Income taxes for the 39 weeks ended September 27, 2005 and September 28, 2004 were calculated using the projected effective tax rate for fiscal 2005 and 2004, respectively. We estimate that in the fiscal year ending January 3, 2006, we will have an effective tax rate of approximately 37%. In the prior year period, we estimated that our effective tax rate for the fiscal year ended December 28, 2004 would be 32%. The increase in the projected effective tax rate is primarily due to a reduction in the amount of federal tax credits generated.
Liquidity and Capital Resources
          For the 39 weeks ended September 27, 2005, net cash provided by operating activities was $43.9 million compared to $41.6 million in the prior year period. The $2.3 million increase was principally attributable to a $6.4 million improvement in working capital (including other assets and liabilities), which fluctuates from quarter to quarter as a result of the number and timing of events at the facilities we serve, partially offset by an increase in the net loss which was primarily due to a $5.5 million increase in cash interest expense as discussed above.
          Net cash used in investing activities was $20.4 million for the 39 weeks ended September 27, 2005, as compared to net cash provided by investing activities of $12.6 million in the prior year period. The higher level of investment in the 2005 period reflects an increase in capital expenditures to acquire new accounts (approximately $4.8 million) and to extend existing contracts as well as make significant improvements in our infrastructure (approximately $2.8 million). In addition, the prior year period reflects the receipt of approximately $11.5 million from current clients who exercised the right to return the unamortized portion of our capital investment made to acquire the contract. The prior year period also reflects the use of $13.6 million in restricted cash set aside from the proceeds of the IPO completed in December 2003 for the repayment of $12.3 million in senior subordinated notes issued in 1999 at a price equal to 105.625% of the principal amount plus accrued interest.
          Net cash provided by financing activities was $22.9 million in the 39 weeks ended September 27, 2005 as compared to net cash used in financing activities of $31.4 million in the prior year period. The 2005 period reflects the refinancing of our prior credit facility, with $107.5 million in proceeds from the Credit Agreement being offset by the payment of $7.2 million in associated financing costs and the repayment of $65.0 million under the prior credit facility. The 2004 period reflects the repayment of $12.3 million in senior subordinated notes issued in 1999, as discussed above, and includes the payment of $4.0 million in revolver borrowings. In the 39 weeks ended September 27, 2005 and September 28, 2004, dividend payments of $13.4 million and $13.9 million, respectively, were paid.
          At both September 27, 2005 and September 28, 2004, we had no outstanding revolver loans. We are also required to obtain performance bonds, bid bonds or letters of credit to secure some of our contractual obligations. As of September 27, 2005, we had requirements outstanding for performance bonds and letters of credit of $14.0 million and $20.9 million, respectively. Under our current credit facility, we have an aggregate of $35 million available for letters of credit, subject to an overall borrowing limit of $107.5 million under the facility. As of September 27, 2005 we had approximately $86.6 million available to be borrowed.
Future Liquidity and Capital Resources
          When we issued our IDSs in December 2003, we identified middle market facilities that are currently served by regional and local providers, or are “self-operated,” as the most likely area for new accounts. These facilities require relatively modest capital investment. While this market continues to offer us opportunities that we aggressively bid on, a significant new trend in our business is the reemergence of large-stadium development. Within the last year, a number of major league sports teams have announced their intentions to build or obtain new stadiums. The most notable recent example is the planned construction of a new Yankee Stadium, which is expected to open in 2009. At the time of our offering, we also indicated our intention to pursue a strategy of extending our catering services and offering a variety of branded products to our customers. At this juncture, we believe it is even more important for Centerplate to invest to develop and enhance branded and service product offerings (both internally developed and developed with outside parties) to differentiate us in our competitive market.
     While our prior credit facility provided us with a basis to make new capital investments, we concluded that increasing our access to capital would allow us to benefit from the trend of large-stadium development and to take advantage of other opportunities to strengthen our business. Given that the IDS market has not developed as expected, we believe that among the funding opportunities that were available to us, considering our capital structure, the senior credit market offered the most attractive terms for meeting these needs.
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
     We believe that cash flow from operating activities, together with borrowings available under the new revolving credit facility, will be sufficient to fund our currently anticipated capital investment requirements, interest, dividend payments and working capital requirements. We anticipate total capital investments of approximately $25-$30 million in fiscal 2005, of which $20.9 million has been spent to date in investments primarily associated with the renewal and/or acquisition of contracts. In addition, we expect to pay dividends on our common stock of approximately $17.8 million, of which $13.4 million was paid as of September 27, 2005.

     We have future obligations for debt repayments, future minimum rental and similar commitments under non-cancelable operating leases. These obligations as of September 27, 2005 are summarized in the following tables:
Contractual Commitments

	Payments due by period
	(in millions)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long—term borrowings	$212.5	$1.1	$3.2	$2.2	$206.0

Interest for fixed rate debt (1)	116.4	14.2	42.6	28.4	31.2

Insurance	13.6	7.1	4.5	1.5	0.5

Operating leases	1.6	0.7	0.9	—	—

Commissions and royalties	44.8	7.8	14.6	7.0	15.4

Capital commitments (2)	6.8	3.4	3.4	—	—

Other long-term obligations (3)	0.3	0.1	0.2	—	—

Total Contractual Obligations	$396.0	$34.4	$69.4	$39.1	$253.1

(1)	Represents interest on our fixed rate subordinated notes.

(2)	Represents capital commitments in connection with several long-term concession contracts.

(3)	Represents various long-term obligations reflected on the balance sheet.
In addition, we have contingent obligations related to outstanding letters of credit. These contingent obligations as of September 27, 2005 are summarized below:

	Payments due by period
	(in millions)
Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Letters of credit	$20.9	$20.9	$—	$—	$—

Hurricane Katrina
     Four of the venues at which we operate have been impacted by Hurricane Katrina. Of these, two venues remain closed: the New Orleans Arena and the Louisiana Superdome. We maintain property and business interruption insurance to cover loss of property and income due to events such as this hurricane. We have recorded a loss for the deductible under the insurance policy for the New Orleans Arena and the Louisiana Superdome and established a receivable for the cost of personal property destroyed (primarily inventory and supplies) by the hurricane and ensuing flood waters. Recoveries under our business interruption insurance will be recorded when the amount has been received from the insurance carrier. Based on current reports, the New Orleans Arena and Louisiana Superdome are not expected to reopen until the middle of 2006. Income from these facilities will be diminished until they reopen and attendance returns to levels experienced prior to the hurricane. Notwithstanding the foregoing, we do not believe that the loss of income from the New Orleans Arena and Louisiana Superdome will have a material adverse effect on our business.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk .
     Interest rate risk –We are exposed to interest rate volatility with regard to our outstanding revolving credit facility borrowings and $107.5 million term loan. As of September 27, 2005, we have no outstanding borrowings on the revolver. A change in interest rates of one percent on the term loan borrowings as of September 27, 2005 would cause a change in annual interest expense of approximately $1.1 million. We monitor the variable interest rates and will, if we deem it necessary, recommend interest rate hedging strategies to minimize our exposure to interest rate risk. We will not enter into hedging contracts for trading purposes.
     Our subordinated notes are fixed interest rate debt obligations; however, fluctuating interest rates could result in material changes to the fair values of the embedded derivatives which would affect our reported interest expense.
     Market risk – Changing market conditions that influence stock prices could have an impact on the value of our liability for derivatives. As of September 27, 2005, a charge of $1.0 million has been recorded to our consolidated statement of operations to mark to market our derivatives. A $1.00 fluctuation in the price of our IDS units would result in an approximate $0.7 million change in our liability for derivatives.
     As of September 27, 2005, there have been no material changes, except as discussed above, in the quantitative and qualitative disclosures about market risk from the information presented in our 2004 Form 10-K.
Item 4. Controls and Procedures.
     Evaluation of disclosure controls and procedures.
     We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our report under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 27, 2005. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 2005.

Centerplate, Inc.
By:	/s/ Kenneth R. Frick
Name:	Kenneth R. Frick
Title:	Chief Financial Officer