Form 10-K
period 2006-01-03
Centerplate, Inc.
filed 2006-03-20
CIK 1086774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2006
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
None
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one.
Large accelerated filer ☐                    Accelerated filer ☑                    Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of the Income Deposit Securities (IDSs) held by non-affiliates of Centerplate, Inc. as of June 28, 2005 was approximately $227,834,000. For purposes of this disclosure, IDSs held by persons who hold more than 5% of the outstanding IDSs and IDSs held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates.
      The number of shares of common stock of Centerplate, Inc. outstanding as of March 16, 2006 was 22,524,992.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s definitive proxy statement for its 2006 annual meeting of security holders, which is expected to be filed with the Securities and Exchange Commission not later than May 3, 2006, are incorporated by reference into Part III of this Annual Report on Form 10-K. In the event that such proxy statement is not filed by May 31, 2006, the required information will be filed as an amendment to this Annual Report on Form 10-K no later than that date.

CENTERPLATE, INC.
FISCAL YEAR 2005
Form 10-K
ANNUAL REPORT

		Page

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	27
Item 2.	Properties	27
Item 3.	Legal Proceedings	27
Item 4.	Submission of Matters to a Vote of Security Holders	29

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	29
Item 6.	Selected Financial Data	32
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	49
Item 8.	Financial Statements and Supplementary Data	F-1
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	50
Item 9A.	Controls and Procedures	50
Item 9B.	Other Information	52

PART III
Item 10.*	Directors and Executive Officers of the Registrant
Item 11.*	Executive Compensation
Item 12.*	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.*	Certain Relationships and Related Transactions
Item 14.*	Principal Accountant Fees and Services

PART IV
Item 15.	Exhibits and Financial Statement Schedules	52
EX-10.11: FORM OF CONSENT AND AMENDMENT
EX-12.1: COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
EX-21.1: SUBSIDIARIES OF CENTERPLATE, INC.
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

*	Incorporated by reference to the registrant’s definitive proxy statement for its 2006 annual meeting of security holders, which proxy statement is expected to be filed not later than May 3, 2006

PART I
Introductory Note
      Throughout this Annual Report on Form 10-K, we refer to Centerplate, Inc., a Delaware corporation, as “Centerplate,” and, together with its consolidated operations, as “we,” “our” and “us,” unless otherwise indicated. Any reference to “VSA” refers to our wholly owned subsidiary, Volume Services America, Inc., a Delaware corporation, and its consolidated operations, unless otherwise indicated. Centerplate is a holding company and has no direct operations. In addition to VSA, Centerplate’s subsidiaries also include Volume Services, Inc. (“VS”) and Service America Corporation (“Service America”), each a Delaware corporation.
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
Overview
      We are a leading provider of food and related services, including concessions, catering and merchandise services in sports facilities, convention centers and other entertainment facilities. As part of our food services business, we also provide facility management services at a small number of accounts. We operate throughout the United States and in Canada. Based on the number of facilities served, we are one of the largest providers of food and beverage services to a variety of recreational facilities in the United States and are:

•	One of the two largest providers to National Football League (“NFL”) facilities (11 teams);

•	The third largest provider to Major League Baseball (“MLB”) facilities (6 teams);

•	The largest provider to minor league baseball and spring training facilities (25 teams); and

•	One of the largest providers to major convention centers, which we define as those with greater than approximately 300,000 square feet of exhibition space (10 centers).
      We have a large, diversified client base, serving 135 facilities as of January 3, 2006, and the average length of these client relationships is over 16 years. Our contracts are typically long-term and exclusive.
      We have provided our services to several of the highest profile sporting and other events, including:

•	24 World Series games;

•	Nine U.S. Presidential Inaugural Balls;

•	10 Super Bowls;

•	Eight NCAA Final Four Men’s Basketball Tournaments; and

•	14 World Cup Soccer games.
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
Clients and Services

Overview
      We provide food and related services that are tailored to the needs of our sports facility, convention center and other entertainment center clients. Our principal services include food and beverage concession and catering services in sports and other entertainment facilities; small- to large-scale banquet catering and food court operations in convention centers; and in-facility restaurants and catering across the range of facilities that we serve. In operating food courts in our facilities, we typically provide concession services from several different locations that sell a variety of specialty foods and beverages, including nationally-branded, franchised food and beverage products. We also provide related merchandise and program sales services in many of the sports facilities we serve. We are responsible for all personnel, inventory control, purchasing and food preparation where we provide these services.
      As part of our food and related services business, we also provide full facility management services, which can include a variety of services such as event planning and marketing, maintenance, ticket distribution, program printing, advertising and licensing rights for the facility, its suites and premium seats. Currently, we provide facility management services in four facilities.
      We have built strong relationships with many of our clients. We often work closely with clients in designing or renovating the portion of the facilities where we provide our services. By using our in-house capabilities in conjunction with outside consultants, we have designed state-of-the-art concessions and restaurant facilities in, among other facilities, Yankee Stadium, home of the New York Yankees, INVESCO Field at Mile High Stadium, home of the Denver Broncos, and AT&T Park (formerly SBC Park), home of the San Francisco Giants. We are also partnering with the Arizona Cardinals and the Jacob Javits Convention Center to design and construct the food service environments in their facilities.
      We also provide our clients equipment placement and construction design through partnerships between our in-house staff and outside architects and designers. Our design and construction capabilities are being used in a number of new and existing client facilities where we and the client believe there is an opportunity for additional revenue growth through better design.
      We typically provide services in our clients’ facilities pursuant to long-term contracts that grant us the exclusive right to provide certain food and beverage products and services and, under some contracts, merchandise products and other related services within the facility. As of January 3, 2006, our contracts had an overall average, weighted by net sales generated by each contract, of approximately 4.8 years left to run before their scheduled expiration, representing approximately 5.5, 3.8 and 2.7 years for sports facilities, convention centers and other entertainment facilities, respectively. The overall average, weighted by the number of contracts, and not by net sales, was approximately 3.7 years left to run before scheduled expiration, representing approximately 4.8, 2.6 and 1.7 years for sports facilities, convention centers and other entertainment facilities, respectively.
      We typically renegotiate existing contracts prior to their expiration. From 2001 through 2005, contracts came up for renewal that generated, on average, approximately 16.7% of our net sales for each year. During this period, we retained contracts up for renewal that generated, on average, approximately 88.8% of our net sales for each year, which together with the contracts that did not come up for renewal resulted in our retaining contracts that generated, on average, approximately 98.1% of our net sales for each year. As of January 3, 2006, we had been providing services to our clients’ facilities for an average of approximately 16.7 years. Four of our major accounts — Yankee Stadium, Qualcomm Stadium in San Diego, home of the Chargers, Arrowhead Stadium in Kansas City, home of the Chiefs, and Kauffman Stadium in Kansas City, home of the Royals — have been our accounts for more than 30 years.

      The following chart shows the number of our contracts scheduled to expire in the three years beginning in 2006 which have not been renewed as of January 3, 2006, by year and by primary facility category, and the percentage of fiscal 2005 net sales attributable to the contracts expiring in each year.

	2006	2007	2008

Facility Category
Sports facilities	13	6	8
Convention centers	19	7	3
Other entertainment facilities	16	2	4

Total number of contracts	38	15	15
Percentage of fiscal 2005 net sales	24.1%	14.7%	9.2%

Concentration
      For fiscal 2005, our largest client, Yankee Stadium, accounted for approximately 9.8% of our net sales; our three largest clients together accounted for approximately 20% of our net sales; our 10 largest clients together accounted for approximately 40.9% of our net sales; and our 20 largest clients together accounted for approximately 58.9% of our net sales. We have no operations or assets in any foreign country other than Canada. During fiscal 2005, our Canadian net sales and Canadian long-lived assets accounted for approximately 4% and 1%, respectively, of our total net sales and long-lived assets.

Sports Facilities
      As of January 3, 2006, we have contracts to provide food and related services, including concessions and, in some cases, the selling of merchandise, in 72 sports facilities, including stadiums and arenas throughout the United States and in Canada. These facilities host sports teams and civic events and provide other forms of entertainment, such as concerts, ice shows and circuses. These facilities may also host conventions, trade shows and meetings. The stadiums and arenas in which we provide our services seat from approximately 7,500 to 100,000 persons and typically host sporting events such as NFL and college football games, MLB or minor league baseball games, NBA and college basketball games, NHL and minor league hockey games, concerts, ice shows and circuses. For fiscal 2005, sports facility contracts accounted for approximately 63.7% of our net sales.
      Concession-style sales of food and beverages represent the majority of our business in sports facilities. Catering for luxury suites, premium concession services for premium seating and in-stadium restaurants are currently responsible for a significantly smaller portion of net sales at sports facilities, but have been gaining importance in the industry because of the general growth of premium seating as a proportion of total stadium and arena seating and the general increase in demand for a variety of food and beverage offerings. Also, premium seating and suites are important to our clients because of the significant net sales generated for those clients by purchasers of luxury seats and suites. Consequently, the ability to provide quality and variety has become an important factor when competing for contracts, and we expect it to become more important in the future.
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

      The following chart lists all our major league sports facility tenants as of January 3, 2006:

Seating
Capacity
Facility Name	Location	Sports Team Tenant	(Sport)

ALLTEL Stadium	Jacksonville, FL	Jacksonville Jaguars	73,000 (NFL)
Arrowhead Stadium	Kansas City, MO	Kansas City Chiefs	79,000 (NFL)
AT&T Park (formerly SBC Park)	San Francisco, CA	San Francisco Giants	42,000(MLB)
FedEx Field	Landover, MD	Washington Redskins	92,000 (NFL)
HHH Metrodome	Minneapolis, MN	Minnesota Vikings	64,000 (NFL)
		Minnesota Twins	44,000(MLB)
INVESCO Field at Mile High Stadium	Denver, CO	Denver Broncos	76,000(NFL)
Kauffman Stadium	Kansas City, MO	Kansas City Royals	40,600(MLB)
Louisiana Superdome	New Orleans, LA	New Orleans Saints	70,054(NFL)
Monster Park	San Francisco, CA	San Francisco 49ers	68,000(NFL)
New Orleans Arena	New Orleans, LA	New Orleans Hornets	18,500(NBA)
Palace of Auburn Hills	Auburn Hills, MI	Detroit Pistons	21,000(NBA)
Qualcomm Stadium	San Diego, CA	San Diego Chargers	71,400(NFL)
RCA Dome	Indianapolis, IN	Indianapolis Colts	60,000(NFL)
Safeco Field	Seattle, WA	Seattle Mariners	47,145(MLB)
The Coliseum	Nashville, TN	Tennessee Titans	68,500(NFL)
Tropicana Field	St. Petersburg, FL	Tampa Bay Devil Rays	48,500(MLB)
Xcel Energy Center	St. Paul, MN	Minnesota Wild	18,064(NHL)
Yankee Stadium	New York, NY	New York Yankees	55,000(MLB)

Convention Centers
      As of January 3, 2006, we have contracts to provide services in 33 convention centers, including 10 major convention centers such as the Washington, D.C. Convention Center, the San Diego Convention Center, the Jacob K. Javits Convention Center in New York City and the National Trade Centre in Toronto. Food and related services we provide at convention centers typically include catering, operating food courts, assisting in planning events and assisting in marketing the clients’ facilities. For fiscal 2005, convention center contracts accounted for approximately 27.1% of our net sales.
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

      The following chart lists alphabetically our largest contracts within the convention center category based on fiscal 2005 net sales:

		Size
		(Approx.
Facility Name	Location	Sq. Ft.)(1)

Dallas Convention Center	Dallas, TX	1,019,142
Indiana Convention Center	Indianapolis, IN	493,123
Jacob K. Javits Center	New York, NY	814,400
Kentucky Fair & Expo Center	Louisville, KY	1,068,050
Sacramento Civic Center	Sacramento, CA	158,288
San Diego Convention Center	San Diego, CA	616,363
Vancouver Convention & Exhibition Centre	Vancouver, BC	108,000
Washington Convention Center	Washington, DC	725,000

(1)	Source: Tradeshow Week’s Major Exhibit Hall Directory 2005.

Other Entertainment Facilities
      As of January 3, 2006, we have contracts to provide a wide range of food and related services in 30 other entertainment facilities located throughout the United States. Such facilities include horse racing tracks, music amphitheaters, motor speedways, skiing facilities and a zoo.
      Our services vary widely among other entertainment facilities. We primarily provide concession services at our zoo and music amphitheaters, high-end concession services at music amphitheaters and in-facility restaurants and food courts, and we provide catering services at horse racing tracks. For fiscal 2005, contracts to serve these other entertainment facilities accounted for approximately 9.2% of our net sales.
      The duration, level of capital investment required and commission or management fee structure of the contracts for these other entertainment facilities vary from facility to facility. We typically receive a more favorable commission structure at facilities where we have made larger capital investments.
      The following chart lists alphabetically our largest contracts within the other entertainment facilities category based on fiscal 2005 net sales:

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
      Although each of our contracts falls into one of these three categories, any particular contract may contain elements of any of the other types as well as other features unique to the particular contract. We draw on our substantial operational and financial experience in attempting to structure contracts to include a mix of up-front fees, required capital investment and ongoing commissions to our customers.

Profit and Loss Contracts
      Under profit and loss contracts, we receive all of the net sales and bear all of the expenses from the provision of services at a facility. These expenses include commissions paid to the client, which are typically calculated as a fixed or variable percentage of various categories of sales. While we benefit from greater upside potential with profit and loss contracts, because we are entitled to retain all profits from the provision of our services at a facility after paying expenses, including commissions to the client, we are responsible for all associated costs, and therefore we are also responsible for any losses incurred. We consequently bear greater risk with a profit and loss contract than with a profit sharing or management fee contract. In order to achieve our anticipated level of profitability on a profit and loss contract, we must carefully control our operating expenses and obtain price increases commensurate with our cost increases. As of January 3, 2006, we served 106 facilities under profit and loss contracts, which accounted for approximately 76.5% of our net sales.
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

Profit Sharing Contracts
      Profit sharing contracts are generally profit and loss contracts with the feature that the commission paid to the client is in whole or in part a specified percentage of the profits generated by our concessions operation in the relevant facility. In calculating profit for those purposes, expenses include commissions payable to the client that are not based on profits. These commissions are typically calculated as a fixed or variable percentage of various categories of sales. In addition, under certain profit sharing contracts, we receive a fixed fee prior to the determination of profits under the contract. As of January 3, 2006, we served 25 facilities under profit sharing contracts, which accounted for approximately 22.3% of our net sales.

Management Fee Contracts
      Under our management fee contracts, we receive a management fee, calculated as a fixed dollar amount, or a fixed or variable percentage of various categories of sales, or some combination of both. In addition, our management fee contracts entitle us to receive incentive fees based upon our performance under the contract as measured by factors such as net sales or operating costs. We are reimbursed for all of our on-site expenses under these contracts. The benefit of this type of contract is that we do not bear the risks associated with the provision of our services in the facility. However, as a result of this reduced risk, we also have reduced upside potential, because we are entitled to receive only a management fee, and any incentive fees provided for in the contract, and we do not share in any profits. As of January 3, 2006, we served four facilities under management fee contracts, which accounted for approximately 1.2% of our net sales.

Additional Contract Characteristics
      Although our contracts generally fall within one of the three types discussed above, we often include in our contracts a variety of features to meet our needs and the needs of a particular client. These features include: step-scale commissions, in which our commission payment to a client will vary according to sales performance; minimum attendance thresholds, in which a client will refund a portion of the commissions that it receives from us if a minimum attendance level is not reached in the facility; and inventory guarantees, under which we return certain unsold inventory to the client without charge to us.
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
Sales and Marketing
      Our chief executive officer determines the direction of our sales and marketing efforts, aided by a vice president of sales and marketing, who oversees the implementation of these efforts.
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
      Our principal competitors for food and beverage contracts are other national and international food service providers, including ARAMARK Corporation, Levy Restaurants, Restaurant Associates, Delaware North Corporation (which operates in our industry under the trade name “Sportservice”), Compass Group plc (which currently partially owns Levy Restaurants and Restaurant Associates), Boston Culinary Group (which also operates under the trade name “Distinctive Gourmet”) and Sodexho USA. We also face competition from regional and local service contractors, some of which are better established within a specific geographic region and some of which are partially or wholly owned subsidiaries of our larger, major competitors. Existing or potential clients may also elect to “self operate” their food services, eliminating the opportunity for us to compete for the account.
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
      We have a number of national purchasing programs with major product and equipment suppliers that enable us to receive discounted pricing on certain items. The purchase of other items, the most significant of which are alcoholic beverages that must, by law, be purchased in-state, is handled on a local basis.
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
Employees
      As of January 3, 2006, we had approximately 1,600 full-time employees. Of these, approximately 700 provide on-site administrative support and supervision in the facilities we serve, approximately 800 provide a variety of services (for example, food preparation, warehousing and merchandise sales) in those facilities, and approximately 100 provide management and staff support at the corporate and regional levels. During fiscal 2005, we had approximately 27,000 employees who were part-time or hired on an event-by-event basis. The number of part-time employees at any point in time varies significantly because of the seasonal nature of our business.

      As of January 3, 2006, approximately 38% of our employees, including full and part-time employees, were covered by collective bargaining agreements with several different unions. We have not experienced any significant interruptions or curtailments of operations due to disputes with our employees, and we consider our labor relations to be good. We have hired, and expect to continue to hire, a large number of qualified, temporary workers at particular events.
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
      Claims for environmental liabilities arising out of property contamination have been asserted against us and our predecessors from time to time, and in some cases such claims have been associated with businesses, including waste-disposal and waste-management businesses, related to entities we acquired and have been based on conduct that occurred prior to our acquisition of those entities. Several such claims were resolved during the 1990s in bankruptcy proceedings involving some of our predecessors. More recently, as described below under “Item 3. Legal Proceedings,” private corporations asserted a claim under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) against one of our subsidiaries for contribution to address past and future remediation costs at a site in Illinois. A settlement of this claim received court approval on June 9, 2005. The U.S. Environmental Protection Agency (the “EPA”) subsequently indicated that it would seek reimbursement of clean up costs at this site against our subsidiary and approximately 30 other entities. We are indemnified against liability for these costs by another party to the settlement.
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
Item 1A.     Risk Factors
      An investment in our securities including the IDSs, and the shares of our common stock and our subordinated notes represented by the IDSs, involves a number of risks. There are a number of important factors that could affect our business and future operating results, including without limitation, the factors set forth below. The information contained in this annual report should be read in light of such factors.
Risks Relating to the IDSs and the Shares of Common Stock and Subordinated Notes Represented by the IDSs

We have substantial indebtedness, which could restrict our ability to pay interest and principal on the subordinated notes and to pay dividends with respect to shares of our common stock represented by the IDSs and impact our financing options and liquidity position.
      Our ability to make distributions, pay dividends or make other payments is subject to applicable law and contractual restrictions contained in the instruments governing any indebtedness of ours and our subsidiaries, including our credit facility. The degree to which we are leveraged on a consolidated basis could have important consequences to the holders of the IDSs, including:

•	our ability in the future to obtain additional financing for working capital, capital expenditures or acquisitions may be limited;

•	our ability to refinance our indebtedness on terms acceptable to us or at all may be limited;

•	our funds available for future operations, capital expenditures and/or dividends on our common stock may be reduced due to a significant portion of our cash flow from operations being dedicated to the payment of the principal of and interest on our indebtedness; and

•	our vulnerability to economic downturns may increase and our ability to withstand competitive pressures may be limited.
      While our credit facility contains total leverage, senior leverage and cash interest coverage maintenance covenants that restrict our ability to incur debt, the indenture governing the subordinated notes allows us to issue an unlimited amount of subordinated notes so long as we issue additional shares of common stock in the appropriate proportionate amounts to represent additional IDSs.

Our dividend policy may negatively impact our ability to finance capital expenditures or operations.
      Following our initial public offering (“IPO”), our board of directors adopted a dividend policy pursuant to which, if we have available cash for distribution to the holders of shares of our common stock on or about the tenth day of such month of any calendar month, and subject to applicable law, and the terms of our credit facility, the indenture governing our subordinated notes and any other then outstanding indebtedness of ours, our board of directors will declare cash dividends on our common stock. In fiscal 2005, we paid approximately $17.8 million in dividends. If we continue paying substantial dividends, we may not retain a sufficient amount of cash to finance growth opportunities or unanticipated capital expenditure needs or to fund our operations in the event of a significant business downturn. We may have to forego growth opportunities or capital expenditures that would otherwise be necessary or desirable in the event we do not find alternative sources of financing. In the event we do not have sufficient cash for these purposes, our financial condition and our business will suffer.

We may amend the terms of our credit facility, or we may enter into new agreements that govern our senior indebtedness with terms that may significantly affect our ability to pay interest and dividends to our securityholders.
      Our credit facility contains significant restrictions on our ability to pay interest on the subordinated notes and dividends on the shares of common stock. These restrictions are based on our ability to meet our interest coverage ratio, total leverage ratio and senior leverage ratio, and comply with other conditions (including timely delivery of applicable financial statements). As a result of general economic conditions, conditions in the lending markets, the results of our business or for any other reason, we may elect or be required to amend or refinance our credit facility, at or prior to maturity, or enter into additional agreements for senior indebtedness. Regardless of any protection investors have in the indenture governing the subordinated notes, any such amendment, refinancing or additional agreement may contain covenants which could significantly limit our ability to pay interest payments and dividends to our securityholders.

We are subject to restrictive debt covenants and other requirements related to our outstanding debt that limit our business flexibility by imposing operating and financial restrictions on our operations.
      The agreements governing our indebtedness impose significant operating and financial restrictions on us. These restrictions prohibit or limit, among other things:

•	the incurrence of additional indebtedness and the issuance of preferred stock and certain redeemable capital stock;

•	the payment of dividends on, and purchase or redemption of, capital stock;

•	a number of other restricted payments, including investments;

•	specified sales of assets:

•	specified transactions with affiliates;

•	the creation of a number of liens; and

•	consolidations, mergers and transfers of all or substantially all of our assets.
      The terms of our credit facility include other and more restrictive covenants and prohibit us from prepaying our other indebtedness, including the subordinated notes, while indebtedness under our credit facility is outstanding. Our credit facility also requires us to maintain specified financial ratios and satisfy financial condition tests, including, without limitation, the following: a maximum net leverage ratio, a minimum interest coverage ratio and a maximum net senior leverage ratio. Finally, our credit facility requires us to maintain two cash collateral accounts, which means that we will not be allowed to use these cash balance amounts in operating our business.
      Our ability to comply with these ratios or tests may be affected by events beyond our control, including prevailing economic, financial and industry conditions. A breach of any of these covenants, ratios or tests could result in a default under our credit facility and/or the indenture. Certain events of default under our credit facility would prohibit us from making payments on the subordinated notes, including payment of interest when due. In addition, upon the occurrence of an event of default under our credit facility, the lenders could elect to declare all amounts outstanding under our credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against the security granted to them to secure that indebtedness. If the lenders accelerate the payment of the indebtedness, our assets may not be sufficient to repay in full the indebtedness under our credit facility and indenture.

We are a holding company and rely on dividends, interest and other payments, advances and transfers of funds from our subsidiaries to meet our debt service and other obligations.
      We are a holding company and conduct all of our operations through our subsidiaries and currently have no significant assets other than the capital stock of Volume Services America, Inc. (“VSA”) and intercompany debt owed by VSA, all of which are pledged to the creditors under our credit facility which we guarantee. As a result, we will rely on dividends and other payments or distributions from our subsidiaries to meet our debt service obligations and enable us to pay dividends. The ability of our subsidiaries to pay dividends or make other payments or distributions to us will depend on their respective operating results and may be restricted by, among other things, the laws of their jurisdiction of organization (which may limit the amount of funds available for the payment of dividends), agreements of those subsidiaries, the terms of our credit facility and the covenants of any future outstanding indebtedness we or our subsidiaries incur.

Our interest expense may increase significantly and could cause our net income and distributable cash to decline significantly.
      Our credit facility is subject to periodic renewal or must otherwise be refinanced. We may not be able to renew or refinance our credit facility, or if renewed or refinanced, the renewal or refinancing may occur on less favorable terms. Borrowings under our credit agreement are made at a floating rate of interest and, in the case of our revolving facility, are subject to further adjustment based on our total leverage ratio. In the event of an increase in the base reference interest rates or an increase in our total leverage ratio, our interest expense will increase and could have a material adverse effect on our ability to make cash dividend payments to our stockholders. Our ability to continue to expand our business is, to a large extent, dependent upon our ability to borrow funds under our credit facility and to obtain other third-party financing. We cannot assure investors that financing will be available to us on favorable terms or at all.

We may not generate sufficient funds from operations to pay our indebtedness at maturity or upon the exercise by holders of their rights upon a change of control.
      A significant portion of our cash flow from operations is dedicated to maintaining our client base and servicing our debt requirements. In addition, we currently expect to continue to distribute a significant portion of cash to our stockholders in the form of monthly dividends. Moreover, prior to the maturity of our subordinated notes, we will not be required to make any payments of principal on these notes. We may not generate sufficient funds from operations to repay the principal amount of our indebtedness at maturity or in case investors exercise their rights to require us to purchase their notes upon a change of control. We may therefore need to refinance our debt or raise additional capital. These alternatives may not be available to us when needed or on satisfactory terms due to prevailing market conditions, a decline in our business or restrictions contained in our senior debt obligations.

To service our indebtedness and to fund our liquidity needs, we will require a significant amount of cash which may not be available to us. Our ability to generate cash depends on many factors beyond our control.
      Our ability to make payments on or to refinance or repair our debt, including the subordinated notes, to fund planned capital expenditures and expand our business depends on our future operating performance. Our future operating performance, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
      A significant portion of our cash flows are dedicated to servicing our debt requirements and distributing a portion of any remaining cash flow to our stockholders in the form of dividends. If we are unable to generate sufficient cash to service our debt requirements, we will be required to refinance our credit facility. Such refinancing of our debt could materially affect our ability to invest funds needed to implement our business plan and achieve our objectives.

We may not be able to repay or refinance the subordinated notes, or our credit facility, upon terms acceptable to us if at all.
      Our ability to continue to expand our business will, to a certain extent, be dependent upon our ability to borrow funds under our credit facility and to obtain other third-party financing. If we are able to generate sufficient cash to service our debt requirements, we will be required to refinance our credit facility. If we are unable to refinance our indebtedness, including our credit facility or our subordinated notes, on commercially reasonable terms or at all, we would be forced to seek other alternatives, including:

•	sale of assets to meet our debt service requirements;

•	sale of equity;

•	negotiations with our lenders or noteholders to restructure the applicable debt; and

•	seeking protection under the U.S. federal bankruptcy code or other applicable bankruptcy, insolvency or other applicable laws dealing with creditors’ rights generally.
If we are obligated to pursue any of the above options under distressed conditions, our business and/or the value of an investment in our IDSs, common stock and/or subordinated notes could be adversely affected.

The indenture governing our subordinated notes and our credit facility permit us to pay a significant portion of our free cash flow to stockholders in the form of dividends.
      Although the indenture governing our subordinated notes and our credit facility have some limitations on our payment of dividends, they permit us to pay a significant portion of our free cash flow to stockholders in the form of dividends. Specifically, the indenture governing our subordinated notes permits us to pay up to the quarterly-base dividend level in any fiscal quarter, which equals 85% of our excess cash (which is Adjusted EBITDA, as defined in the indenture, minus the sum of cash interest expense and cash income tax expense) for the 12 fiscal-month period divided by four. In addition, if the actual dividends paid in any fiscal quarter are less than the quarterly-base dividend level, the indenture permits us to use 50% of the difference between the aggregate amount of dividends actually paid and the quarterly-base dividend level for the quarter for the payment of dividends at a later date. Our credit facility permits us to use up to 100% of the distributable cash, as defined in our credit facility, plus certain other amounts under certain limited circumstances to fund dividends on our shares of common stock. Any amounts paid by us in the form of dividends will not be available in the future to satisfy our obligations under the subordinated notes, which may in turn affect our financial condition.

The realizable value of our assets upon liquidation may be insufficient to satisfy claims.
      At January 3, 2006, our assets included intangible assets in the amount of $176.5 million, representing approximately 55% of our total consolidated assets and consisting primarily of contract rights. The value of these intangible assets will continue to depend significantly upon the success of our business as a going concern and the remaining terms of our contracts. Some of our larger contracts contain change of control provisions, which may diminish the realizable value of the contracts. As a result, in the event of a default on our subordinated notes or any bankruptcy or dissolution of our company, the realizable value of these assets may be substantially lower and may be insufficient to satisfy the claims of our creditors and consequently, to provide any return to our investors.

Because of the subordinated nature of the subordinated notes, holders of our subordinated notes may not be entitled to be paid in full, if at all, in a bankruptcy, liquidation or reorganization or similar proceeding.
      As a result of the subordinated nature of our notes and related guarantees, upon any distribution to our creditors or the creditors of the subsidiary guarantors in bankruptcy, liquidation or reorganization or similar proceeding relating to us or the subsidiary guarantors or our or their property, the holders of our senior indebtedness and senior indebtedness of the subsidiary guarantors will be entitled to be paid in full in cash before any payment may be made with respect to our subordinated notes or the subsidiary guarantees.
      In addition, the principal amount of the subordinated notes will not be due and payable from us or the subsidiary guarantors without the prior written consent of the holders of our senior indebtedness for a period of up to 179 days from the date of the occurrence of certain events of default with respect to our subordinated notes.
      In the event of a bankruptcy, liquidation or reorganization or similar proceeding relating to us or the subsidiary guarantors, holders of our subordinated notes will participate with all other holders of unsecured indebtedness of ours or the subsidiary guarantors similarly subordinated in the assets remaining after we and the subsidiary guarantors have paid all senior indebtedness. However, because of the subordination provisions, including the requirement that holders of the subordinated notes pay over distributions to the holders of senior indebtedness, holders of the subordinated notes may receive less, ratably, than our other unsecured creditors, including trade creditors. In addition, as a result of contractual subordination of the guarantees to the subsidiary guarantors’ obligations under our credit facility and other senior indebtedness, the holders of the subordinated notes may receive less, ratably, than other creditors of the subsidiary guarantors that are not subject to contractual subordination. In any of these cases, we and the subsidiary guarantors may not have sufficient funds to pay all of our creditors, and holders of our subordinated notes may receive less, ratably, than the holders of senior indebtedness.
      Our subordinated notes and the subsidiary guarantees ranked junior to $106.7 million of outstanding senior secured indebtedness plus approximately $20.9 million of letters of credit and the subsidiary guarantees ranked pari passu with approximately $16.8 million of outstanding indebtedness of ours and the subsidiary guarantors as of January 3, 2006. In addition, as of January 3, 2006, VSA had the ability to borrow up to an additional amount of $86.6 million under our credit facility (less amounts reserved for letters of credit), which would rank senior in right of payment to our subordinated notes.

In the event of bankruptcy or insolvency, our investors’ ability to recover amounts owed on the subordinated notes and guarantees of the notes by our subsidiaries could be adversely affected by principles of equitable subordination or recharacterization.
      In the event of bankruptcy or insolvency, a party in interest may seek to subordinate the subordinated notes or the guarantees under principles of equitable subordination or to recharacterize the subordinated notes as equity. There can be no assurance as to the outcome of these proceedings. In the event a court subordinates the subordinated notes or the guarantees, or recharacterizes the subordinated notes as equity, investors might not be able to recover any amounts owed on the subordinated notes or the guarantees, and investors might be required to return any payments made to investors within six years before the bankruptcy on account of the subordinated notes or the guarantees. In addition, should the court equitably subordinate the subordinated notes or the guarantees, or recharacterize the subordinated notes as equity, our investors might not be able to enforce the guarantees.

Holders of our subordinated notes will be structurally subordinated to the debt of our non-guarantor subsidiaries.
      Our present and future foreign subsidiaries and partially owned domestic subsidiaries are not and will not be guarantors of our subordinated notes. As a result, no payments are required to be made to us from the assets of these non-guarantor subsidiaries.
      In the event of bankruptcy, liquidation or reorganization of any of the non-guarantor subsidiaries, holders of their indebtedness, including their trade creditors, would generally be entitled to payment of their claims from the assets of those subsidiaries before any assets are made available for distribution to us for payment to investors. As a result, our subordinated notes are effectively subordinated to the indebtedness of the non-guarantor subsidiaries.
      As of January 3, 2006, our non-guarantor subsidiaries had total assets that accounted for 3.1% of our assets on a consolidated basis and total liabilities, excluding liabilities owed to us, of $2.7 million. For and as of the end of fiscal 2005, our non-guarantor subsidiaries had net sales of $49.0 million, assets of $5.8 million and liabilities of $2.7 million.

The validity and enforceability of the subordinated notes and the guarantees of the subordinated notes by our subsidiaries may be limited by fraudulent conveyance laws and foreign laws restricting guarantees.
      Our obligations under the notes are guaranteed by certain of our subsidiaries. These guarantees provide the holders of the subordinated notes with a direct claim against the assets of the subsidiary guarantors. The guarantees of the subordinated notes by certain of our subsidiaries may be subject to legal challenge and review based on various laws and defenses relating to fraudulent conveyance or transfer, voidable preferences, financial assistance, corporate purpose, capital maintenance, the payment of legally sufficient consideration and other laws and defenses affecting the rights of creditors generally. The laws of various jurisdictions, including the jurisdictions in which the subsidiary guarantors are organized and those in which the subsidiary guarantors own assets or otherwise conduct business, may be applicable to the subordinated notes and the guarantees. Accordingly, we cannot assure investors that a third party creditor or bankruptcy trustee would not challenge the subordinated notes or one or more of these subsidiary guarantees in court and prevail in whole or in part.

Seasonality and variability of our business may cause volatility in the market value of an investment in Centerplate and may hinder our ability to make timely distributions on the IDSs.
      Our business is seasonal in nature, and our net sales and operating results vary significantly from quarter to quarter. This variability results from a number of factors, including:

•	seasonality of sporting and other events;

•	unpredictability in the number, timing and type of new contracts;

•	timing of contract expirations and special events; and

•	level of attendance at facilities which we serve.
Consequently, results of operations for any particular quarter may not be indicative of results of operations for future periods, which makes it difficult to forecast our results for an entire year. This variability may cause volatility in the market price of the IDSs.
      In addition, the seasonality and variability of our business means that at certain times of the year our cash receipts are significantly higher than at other times. Given that we are required to make equal monthly interest payments and expect to pay equal monthly dividends to IDS holders throughout the year, there is a risk that we will experience cash shortages, which could hinder our ability to make timely distributions to IDS holders.

The U.S. federal income tax consequences of the purchase, ownership and disposition of IDSs are unclear.
      No statutory, judicial or administrative authority directly addresses the treatment of the IDSs or instruments similar to the IDSs for U.S. federal income tax purposes. As a result, the U.S. federal income tax consequences of the purchase, ownership and disposition of IDSs are unclear.

The IRS or the courts could successfully assert a treatment of the IDSs different than our intended treatment, which could affect our tax liability.
      We believe that an IDS should be treated as a unit representing a share of common stock and a subordinated note. However, the IRS or the courts may take the position that the subordinated note portion is equity, or there could be a change in law, either of which could adversely affect the amount, timing and character of income, gain or loss in respect of an investment in IDSs, and materially increase our taxable income and, thus, our U.S. federal and applicable state income tax liability. This increase in taxable income would reduce our after-tax cash flow and materially and adversely impact our ability to make interest and dividend payments on the subordinated notes and the common stock, respectively. Foreign holders could be subject to withholding or estate taxes with regard to the subordinated notes in the same manner as they will be with regard to the common stock. Payments to foreign holders would not be grossed-up for any such taxes.

Interest on the subordinated notes may not be deductible by us for U.S. federal income tax purposes, which could adversely affect our financial condition, significantly reduce our future cash flow and impact our ability to make interest and dividend payments.
      If all or a portion of the subordinated notes were treated as equity rather than debt for U.S. federal income tax purposes, then a corresponding portion of the interest on the subordinated notes would not be deductible by us for U.S. federal income tax purposes. In addition, we would be subject to liability for U.S. withholding taxes on interest payments to non-U.S. holders if the payments were determined to be dividends. Our inability to deduct interest on the subordinated notes could materially increase our taxable income and, thus, our U.S. federal and applicable state income tax liability. Our liability for income taxes (and withholding taxes) if the subordinated notes were determined to be equity for income tax purposes would materially reduce our after-tax cash flow and would materially and adversely impact our ability to make interest and/or dividend payments and could impact our ability to continue as a going concern. In the case of foreign holders, treatment of the subordinated notes as equity for U.S. federal income tax purposes would subject payments to the holders of the subordinated notes to withholding or estate taxes in the same manner as payments made with regard to common stock and could subject us to liability for withholding taxes that were not collected on payments of interest. Thereafter, foreign holders would receive any such payments net of the tax withheld.

We may have to establish a reserve for contingent tax liabilities in the future, which could adversely affect our ability to make interest and dividend payments on the IDSs.
      Even if the IRS does not challenge the tax treatment of the subordinated notes, it is possible that as a result of a change in the law relied upon at the time of issuance of the subordinated notes, we will in the future need to change our anticipated accounting treatment and establish a reserve for contingent tax liabilities associated with a disallowance of all or part of the interest deductions on the subordinated notes. If we were required to maintain such a reserve, our ability to make interest and dividend payments could be materially impaired and the market for the IDSs, common stock and subordinated notes could be adversely affected. In addition, any resulting restatement of our financial statements could lead to defaults under our credit facility.

If interest rates rise, the trading value of our IDSs may decline.
      We cannot predict the interest rate environment or guarantee that interest rates will not rise in the near future. Should interest rates rise or should the threat of rising interest rates develop, debt markets may be adversely affected. As a result, the trading value of our IDSs may decline.

An active trading market for IDSs has not developed in the United States.
      IDSs are a novel type of security and there is a small active market for IDSs, or securities similar to the IDSs, in the United States. Because of this, investors may be unfamiliar with these securities and the demand for them may be lower than for securities that have been widely traded for a number of years. As only a few companies have elected to use the IDS structure, it is unlikely that an active trading market for IDSs as a separate security will develop in the future, which may cause the price of the IDSs to fluctuate substantially.

We do not expect our common stock or subordinated notes to develop separate active trading markets.
      We currently do not expect that an active trading market for the shares of our common stock will develop until the subordinated notes are redeemed or mature. If a sufficient number of IDS holders voluntarily separate their IDSs such that at least 33% of our outstanding shares of common stock are separately traded for a period of 30 days, we have agreed that we will use reasonable efforts to cause the common stock to be listed on the American Stock Exchange (“AMEX”). However, we may not be able to list our shares of common stock for separate trading on the AMEX or any other exchange unless the number of shares of common stock held separately and not represented by IDSs is sufficient to satisfy applicable requirements for separate trading on the exchange. The shares of common stock may not be approved for listing at the time. If the subordinated notes represented by the IDSs are redeemed or mature, the IDSs will automatically separate into their component parts and investors will then hold the shares of our common stock and our subordinated notes. We do not intend to list our subordinated notes on any securities exchange.

If the IDSs automatically separate, the limited liquidity of the market for the subordinated notes and shares of common stock may adversely affect investors’ ability to sell the subordinated notes and shares of common stock.
      Although we will use our reasonable efforts to list our shares of common stock for separate trading on the AMEX if the IDSs automatically separate, we may not be successful in listing the shares of common stock due to listing requirements. The subordinated notes represented by the IDSs will not be listed on any exchange or quotation system. We will not apply to list our shares of common stock for separate trading on the AMEX or any other exchange or quotation system until 33% of the shares of our common stock held separately is traded for 30 days. The number of shares so traded must be sufficient to satisfy applicable requirements for separate trading on such exchange or quotation system. The common stock may not be approved for listing at such time. Upon separation of the IDSs, no sizable market for the subordinated notes and the shares of common stock may ever develop and the liquidity of any trading market for the subordinated notes or the shares of common stock that does develop may be limited. As a result, an investor’s ability to sell its subordinated notes and shares of common stock, and the market price an investor can obtain, could be adversely affected.

The price of the IDSs may fluctuate substantially, which could negatively affect holders of IDSs.
      Factors such as quarterly variations in our financial results, announcements by us or others, developments affecting us, our clients and our suppliers, general interest rate levels and general market volatility could cause the market price of the IDSs to fluctuate significantly.

The accounting treatment for the IDSs and subordinated notes is complex and subject to judgments concerning the valuation of embedded derivative rights within the indenture governing the subordinated notes. Fluctuations in the valuation of these rights could make our financial results unpredictable.
      Our subordinated notes contain three features that are considered to be embedded derivative rights in accordance with GAAP: a call option, a change in control put option and a term-extending option. We have determined that the call option and the change in control put option need to be separately valued as of the end of each accounting period in accordance with GAAP. Changes in the valuations of these rights, the valuation methodology or the assumptions on which the valuations are based could cause our financial results to be unpredictable. For further information on the accounting treatment of these embedded derivative rights, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our financial statements included in this annual report. Moreover, since the IDSs are a new instrument, it is possible that other questions could arise concerning the appropriate accounting treatment of the IDSs or the subordinated notes.

A sudden, large number of separations or combinations of our IDSs could be very costly.
      Our fee arrangement with our transfer agent is based on a specified number of separation and combination transactions occurring within a specified timeframe. If there were suddenly a large number of separations or combinations of our IDSs, it could be very costly for us and we would have to renegotiate our arrangement with our transfer agent or make other arrangements to limit transactional cost. Our business could suffer if we have to divert funds to such separations and related transactions.

Our indenture and credit agreement contain provisions that could make a takeover more expensive, which could have the effect of discouraging possible bidders.
      The indenture governing the subordinated notes would require Centerplate or an acquiring party to make an offer to purchase the subordinated notes at 101% of their value on a change of control, as defined in the indenture. In order to make such an offer, Centerplate or the acquiring party might be required to repay our outstanding senior indebtedness. Under our credit agreement, a change in control (as defined in the credit agreement) would constitute an event of default, which could be waived by the lenders.
Risks Relating to our Business and the Industry

If attendance or the number of events held at our clients’ facilities decreases, our net sales and cash flow would significantly decline.
      A decline in the number of events held, the level of attendance at these events or the amount spent by each attendee at client facilities would cause a significant decline in our net sales and cash flow. We rely on our clients to schedule popular events at their facilities and to maximize attendance at these events. The level of attendance and number of events held at our client facilities are affected by several factors, most of which are not within our control and are extremely difficult to predict, including the following:

•	maintenance and physical condition of the facility;

•	poor performance by the sports teams using the facility;

•	relocation or loss of a major sports team using a facility;

•	ticket prices;

•	changing consumer preferences for leisure time activities;

•	inclement weather;

•	natural disasters;

•	power outages;

•	scheduling of conventions, meetings and large catered events;

•	construction of attractive alternative arenas, stadiums, convention centers or other venues or facilities;

•	labor stoppages; and

•	weaker economic conditions.
Labor stoppages in professional sports could cause a significant decline in our net sales and cash flow, especially in MLB, which accounts for a significant portion of our net sales and a majority of our cash flow generated by contracts for sports facilities.

The pricing and termination provisions of our contracts may limit our ability to recover costs or make a profit on our contracts.
      The amount of risk that we bear and our profit potential vary depending on the type of contract under which we provide our services. Under profit and loss and profit sharing contracts, which together account for substantially all our net sales and cash flow, we bear all of the expenses of providing our services and we bear all of the risk that net sales will be adequate to support our operations. In addition, some profit and loss and profit sharing contracts contain minimum guaranteed commissions or equivalent payments to the client, regardless of the level of net sales at the facility or whether a profit is generated. If net sales do not exceed costs under a contract, including guaranteed commissions, we will experience losses.
      Under many of our contracts, we are obliged to comply with the instructions of our clients in determining which products are sold at individual facilities, and most of our contracts limit our ability to raise prices on the food, beverages and merchandise sold within a particular facility without the client’s consent. The refusal by clients to permit the sale of some products at their facilities, or the imposition by clients of maximum prices which are not economically feasible for us, could materially adversely affect our results of operations.
      In addition, some of our contracts contain provisions allowing our clients to terminate the contract without cause or with little or no notice, exclude specified events or products from the scope of the contract or modify the terms under which we may operate at specified events. If clients exercise these rights, our net sales may decline significantly and our results of operations could be adversely affected.

We have a history of losses and may experience losses in the future.
      Our historical financial statements prepared in accordance with GAAP reflect losses for fiscal 2001 (in the amount of $3.6 million), fiscal 2003 (in the amount of $4.4 million) and fiscal 2005 (in the amount of $4.6 million) and we may incur losses in the future. We may not achieve profitability on a GAAP basis in the future or be able to generate cash flow sufficient to make distributions or meet our interest and principal payment obligations, including interest and dividend payments to our securityholders, and other capital needs such as working capital for future growth and capital expenditures.

We may not be able to recover our capital investments in clients’ facilities, which may significantly reduce our profits or cause losses.
      When we enter into a new contract or renew an existing contract, we are often required to pay substantial contract acquisition fees to the client or to make capital investments in our clients’ facilities that can be substantial. If the contract is terminated early either by us or by the client or in the event that a client becomes insolvent or files for bankruptcy, we may not be able to recover our unamortized capital investment under that client’s contract and will have to recognize an operating loss or reduction from operating profit equal to the unrecovered portion of our capitalized investment. This amount may be substantial, depending on the remaining term of the contract and the size of the capital investment.

If the sports team tenant of a facility we serve relocates or the ownership of a facility we serve changes, we may lose the contract for that facility.
      Some of our sports facility contracts do not contain any protection for us in the event that the sports team tenant of the facility moves to a new facility. Changes in the ownership of a facility that we serve, or of a sports team tenant of the facility, may make renewal of a contract less likely and may result in disputes concerning the terms under which we provide our services at the facility.

If we were to lose any of our largest clients, our net sales would decline significantly.
      Our net sales would significantly decline if we lost any of our largest clients, representing a few key facilities. For fiscal 2005:

•	our largest client accounted for approximately 9.8% of our net sales;

•	our three largest clients together accounted for approximately 20.0% of our net sales;

•	our 10 largest clients together accounted for approximately 40.9% of our net sales; and

•	our 20 largest clients together accounted for approximately 58.9% of our net sales.
In addition, if any of our largest contracts is terminated, it might result in an event of default under our credit facility.

If any significant client were to become bankrupt, our revenues would be likely to decline and we could lose our investment in the client.
      We are subject to credit risks on contracts with our clients. The bankruptcy of any significant client could have a material adverse effect on our results of operations.

A contraction of MLB, or other sports played in facilities that we service, that eliminates any of the teams playing in any of the facilities served by us could reduce our revenues.
      In November 2001, MLB announced plans for a “contraction” to eliminate three MLB teams beginning with the 2002 baseball season. No contraction has yet occurred and the contract between MLB and its players’ union provides for no MLB team elimination by contraction through 2006. We do not have sufficient information to assess the likelihood that any specific team would be subject to contraction if a contraction were to occur. Press accounts at the time contraction of MLB was first announced in 2001 indicated that, among others, the Tampa Bay Devil Rays, the Minnesota Twins and the Montreal Expos were possible targets. We currently have contracts with the Tampa Bay Devil Rays and the Metrodome, home of the Minnesota Twins. If either or both of those teams were to be eliminated by contraction without due compensation to us, it could have a material adverse effect on us.

We may not have sufficient funds available to make capital investments in clients’ facilities that are necessary to maintain these relationships and as a consequence we could lose business.
      When we renew an existing contract, we are often required to pay substantial contract acquisition fees to the client or to make substantial investments in our client’s facility to help finance facility construction or renovation. The amount of these capital investments will vary, in some cases materially, from year to year depending on the number and significance of contracts up for renewal. In order to renew these contracts, we expect that we will have to make significant capital expenditures. If we do not have sufficient funds available to make attractive bids for new contracts or renew existing contracts, our business will decline and our ability to make payments on the IDSs will be weakened.

Increased capital investments or commissions to renew existing business relationships may lower our operating results for such facilities.
      Even with sufficient funding, any significantly higher up-front capital expenditures for renewing facility contracts could, over the course of those contracts, harm our results of operations as we incur greater amortization expenses. Also, any significantly higher commissions payable to our clients after renewing facility contracts, especially for our largest contracts, could, over the course of the contracts, lower our profitability.

Our cash resources may be strained and we may need to seek additional financing from time to time because of the need to make capital investments in order to obtain or maintain contractual relationships.
      Because our need for capital expenditures is tied to the needs and demands of our customers, it is hard for us to predict or budget accurately for these needs. From time to time, our capital resources may be constrained as a result of our efforts to meet customer demands.

Our historical growth rates may not be indicative of future results, given our capital structure and dividend policy and our reliance on other financing sources.
      In the years immediately preceding our IPO, our business experienced relatively rapid growth, much of which was financed from cash generated by our operations. Prior to our IPO, we reinvested a significant portion of our cash earnings in the growth of our business through bidding for new business, which often requires substantial up-front cash payments. A substantial portion of our cash earnings is now required to service our debt and maintain our existing client base. In addition, our board of directors adopted a policy contemplating the monthly payment of dividends, and we have paid monthly dividends on or about the 20th of each month starting in January 2004, after the closing of our IPO. Our ability to continue to expand our business depends upon our future cash flow from operations after dividends and maintenance capital expenditures. Because of the amount of cash distributed to our holders of IDSs (or common stock and subordinated notes represented thereby) under our capital structure, we are more dependent upon our ability to borrow funds under our credit facility and to obtain other third-party financing, to fund our growth. We cannot assure investors that such financing will be available to us on favorable terms or at all. Thus, we do not believe that we will be able to achieve the levels of growth we have experienced historically due to our new capital structure, our new dividend policy and our resultant reliance on third-party financing.

If labor or other operating costs increase, we may not be able to make a corresponding increase in the prices of our products and services and our profitability may decline significantly.
      Most of our contracts require us to obtain our clients’ consent before raising prices. As a result, we may not be able to offset any increases in our wage or other operating costs through price changes. Any factors which increase the wage rates that we have to pay in order to attract suitable employees, including any tightening of the labor supply in any of the markets where we operate, or any other factors that increase our operating costs, such as trends affecting insurance premiums, may materially adversely affect our profitability. In addition, our profitability could be materially adversely affected if we were faced with cost increases for food, beverages, wages and equipment due to general economic conditions, collective bargaining obligations, competitive conditions or any combination of these.

We are heavily dependent on key personnel, and a loss of such personnel could have a detrimental effect on our business.
      We are highly dependent upon the efforts of our senior management team. The loss of the services of one or more of these individuals might impede the achievement of our business objectives. We are highly dependent upon our ability to attract and retain qualified personnel. The loss of such key personnel could have a materially detrimental effect on our business.

We could incur significant liability for withdrawing from multi-employer pension plans.
      We operate at numerous facilities under collective bargaining agreements. Under some of these agreements, we are obligated to contribute to multi-employer pension plans. If any of our service contracts at these facilities were terminated or not renewed, and the applicable multi-employer pension plan at that time had unfunded vested benefits, we could be subject to withdrawal liability to the multi-employer plan. We have not determined the extent of our potential liability, if any, for any withdrawal in the future. We may be exposed to material withdrawal liability under these circumstances. In addition, we cannot predict with any certainty which, if any, groups of employees who are not currently represented by labor unions may seek union representation in the future, or the outcome of any re-negotiation of current collective bargaining agreements.

We may incur significant liabilities or harm to our reputation if claims of illness or injury associated with our service of food and beverage to the public are brought against us.
      Claims of illness or injury relating to food quality or handling are common in the food service industry and from time to time, we are and may become in the future subject to claims relating to:

•	consumer product liability;

•	product tampering;

•	nutritional and health-related concerns; and

•	federal, state, provincial and local food controls.
We may also be adversely affected by negative publicity resulting from the filing of food quality or handling claims at one or more of the facilities we serve. In addition, the level of product liability insurance coverage we currently maintain may not be adequate to cover these claims. Any losses that we may suffer from future liability claims, including the successful assertion against us of one or a series of large claims in excess of our insurance coverage, could materially adversely affect our results of operations. Furthermore, adverse publicity could negatively impact our ability to renew existing contracts or to obtain new clients.

The loss of any of our liquor licenses or permits would adversely affect our ability to carry out our business.
      We hold liquor licenses at many facilities at which we provide services and are subject to licensing requirements with respect to the sale of alcoholic beverages in the states and provinces in which we serve the beverages. Failure to receive or retain, or the suspension of, liquor licenses or permits would interrupt or terminate our ability to serve alcoholic beverages at the applicable locations and, depending on the number of locations or specific facilities affected, could have a material adverse effect on our results of operations. Some of our contracts require us to pay liquidated damages during any period in which our liquor license for the relevant facility is suspended, and most contracts are subject to termination in the event that we lose our liquor license for the relevant facility. Additional regulation relating to liquor licenses may limit our activities in the future or significantly increase the cost of compliance.

If one of our employees sells alcoholic beverages to an intoxicated or minor patron, we could be liable to third parties for the acts of the patron.
      We serve alcoholic beverages at many facilities and are subject to the “dram-shop” statutes of the jurisdictions in which we serve alcoholic beverages. “Dram-shop” statutes generally provide that serving alcohol to an intoxicated or minor patron is a violation of law.
      In most jurisdictions, if one of our employees sells alcoholic beverages to an intoxicated or minor patron, we may be liable to third parties for the acts of the patron. We cannot guarantee that those patrons will not be served or that we will not be subject to liability for their acts. Our liquor liability insurance coverage may not be adequate to cover any potential liability and insurance may not continue to be available on commercially acceptable terms or at all, or we may face increased deductibles on such insurance. Any increase in the number or size of “dram-shop” claims could have a material adverse effect on us through the costs of: defending against such claims; paying deductibles and increased insurance premium amounts; implementing improved training and heightened control procedures for our employees; and paying any damages or settlements on such claims.

If we fail to comply with applicable governmental regulations, we may become subject to lawsuits and other liabilities or restrictions on our operations which could significantly reduce our net sales and cash flow and undermine the growth of our business.
      Our operations are subject to various governmental regulations, including those governing:

•	the service of food and alcoholic beverages;

•	minimum wage;

•	other employment terms and conditions;

•	environmental protection; and

•	human health and safety.
In addition, our facilities and products are subject to periodic inspection by federal, state, provincial and local authorities.
      If we fail to comply with applicable laws and regulations, we could be subject to governmental and private civil remedies, including fines, damages, injunctions, recalls or seizures, as well as potential criminal sanctions. This could have a material adverse effect on our results of operations. We may not be in compliance with all applicable laws and regulations and we may not be able to comply with all future laws and regulations. Furthermore, additional federal, state or provincial legislation, or changes in regulatory implementation, may limit our activities in the future or significantly increase the cost of regulatory compliance.

We are subject to litigation, which, if determined adversely, could be material.
      We are, and may in the future be, subject to litigation which, if determined adversely to us, could have a material adverse effect on our business and financial condition. Such litigation could materially adversely affect us if we have to pay substantial damages, settlement costs or increased premiums or if we divert our attention and resources to address such litigation.

If we fail to remain competitive within our industry, we will not be able to maintain our clients or obtain new clients, which would materially adversely affect our financial condition, results of operations and liquidity.
      The recreational food service industry is highly fragmented and competitive, with several national and international food service providers as well as a large number of smaller independent businesses serving discrete local and regional markets and competing in distinct areas. Those smaller companies that lack a full-service capability (because, for example, they cannot cater for luxury suites at stadiums and arenas)

often bid for contracts in conjunction with one of the other national or international food service companies that can offer those services.
      We compete primarily based on the following factors:

•	the ability to make capital investments;

•	commission or management fee structures;

•	service innovation;

•	quality and breadth of products and services; and

•	reputation within the industry.
Some of our competitors may be prepared to accept less favorable financial returns than we are when bidding for contracts. A number of our competitors also have substantially greater financial and other resources than we do and some of them may have higher retention rates than we do. Furthermore, the fact that we have relatively more debt than some of our competitors could place us at a competitive disadvantage. We also face competition from regional and local service contractors, some of which are better established than we are within a specific geographic region. Existing or potential clients may also elect to “self operate” their food services, eliminating the opportunity for us to compete for the account.

An outbreak or escalation of any insurrection or armed conflict involving the United States or any other national or international calamity could significantly harm our business.
      An outbreak or escalation of any insurrection or armed conflict involving the United States or any other national or international calamity could result in a decrease in attendance or the number of events at sports facilities, convention centers and other entertainment and recreational facilities, including our clients’ facilities, which could result in a significant decline in our net sales and operating income. For example, the events of September 11, 2001 had a significant negative impact on the attendance at sports facilities and convention centers we serve. We estimate that the impact of September 11, 2001 reduced our consolidated net sales by approximately 2% and our operating income by approximately 8% in fiscal 2001 from the level we would have expected absent those conditions.
      The national and global responses to terrorist attacks, including other recent military, diplomatic and financial responses, and any possible reprisals as a consequence of those actions, may materially adversely affect us in ways we cannot predict at this time.

A terrorist attack on any facility which we serve, particularly large sports facilities, could significantly harm our business, and our contracts do not provide for the recovery by us of our costs in the event of a terrorist attack on a facility.
      A terrorist attack on any of the facilities which we serve, particularly large sports facilities, could result in a decrease in attendance or the number of events at these facilities generally, which could result in a significant decline in our net sales and operating income. These material adverse effects could be long-lived, which could curtail recovery of previously routine business in the affected facility or in other facilities which we serve. If a sufficient number or proportion of our facilities were affected, the result could materially adversely affect our ability to make interest or dividend payments to our securityholders. While our contracts that require us to make payments of required minimum commission or royalties generally provide for the suspension of our obligations in the event of a facility being closed or a force majeure event, including as a result of a terrorist attack, none of our contracts specifically provides for the recovery by us of costs we have already incurred in the event of a terrorist attack on a facility.

A natural disaster such as Hurricane Katrina, or a pandemic such as a widespread outbreak of avian flu, could have a material adverse effect on our financial condition and business.
      In August 2005, Hurricane Katrina devastated the gulf coast of the United States. The many casualties of the disaster included the Louisiana Superdome and the New Orleans Arena, both facilities which we serve. Because of the extensive damage to the Louisiana Superdome and the New Orleans Arena, the facilities were closed for over six months and our inability to serve the facilities during such time resulted in a decline in our net sales and operating income. Similar natural occurrences such as Hurricane Katrina could close down facilities we service on a temporary or permanent basis, which could reduce our net sales and operating income.
      If a pandemic such as avian flu were to erupt in the United States or Canada, attendance at sports facilities, convention centers and other entertainment venues would be likely to decline, as people would want to avoid crowded areas, and this would reduce our net sales and operating income.

We may not be able to obtain insurance, or obtain insurance on commercially acceptable terms, which could result in significant liabilities and cause a default under contracts requiring us to maintain insurance.
      If we fail to obtain insurance on commercially acceptable terms or at all, we could become subject to significant liabilities which could cause a significant decline in our operating income or result in a default under our indebtedness. In addition, depending on the insurance available in the market, we could be in default under a number of our contracts which could cause those contracts to be terminated. Termination of those contracts could cause a significant decline in our net sales and our operating income.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.
      Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our Independent Registered Public Accountants addressing these assessments. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we would not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our stock price.
Item 1B.     Unresolved Staff Comments
      Not applicable.

Item 2.	Properties
Properties
      We lease our corporate headquarters of approximately 20,000 square feet in Spartanburg, South Carolina and approximately 4,000 square feet in Stamford, Connecticut.
      As of January 3, 2006, we served 135 facilities, all of which are owned or leased by our clients. The contracts with our clients generally permit us to use certain areas within the facility to perform our administrative functions and fulfill our warehousing needs, as well as to provide food and beverage services and, in some cases, the selling of merchandise.

Item 3.	Legal Proceedings
Litigation
      We are from time to time involved in various legal proceedings incidental to the conduct of our business. As previously reported, two private corporations, Pharmacia Corp. (“Pharmacia”) and Solutia

Inc. (“Solutia”), asserted a claim in the United States District Court for the Southern District of Illinois (the “Court”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) against Service America, and other parties for contribution to address past and future remediation costs at a site in Illinois. The site allegedly was used by, among others, a waste disposal business related to a predecessor for which Service America allegedly is responsible. In addition, the United States Environmental Protection Agency (the “EPA”), asserting authority under CERCLA, recently issued a unilateral administrative order concerning the same Illinois site naming approximately 75 entities as respondents, including the plaintiffs in the CERCLA lawsuit against Service America and the waste disposal business for which the plaintiffs allege Service America is responsible.
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
      In August 2005, Service America received a letter from the United States Department of Justice (the “DOJ”) stating that the DOJ intended to file suit against approximately 30 entities, including, Pharmacia and Service America, on behalf of the EPA, seeking reimbursement for amounts that have been and that will be incurred in cleaning up the site in Illinois. In the same letter, the DOJ also expressed its hope to resolve this matter without any litigation and asked the parties to execute a tolling agreement through August 2006 to allow time for the parties to reach a resolution without litigation. Service America tendered defense of the potential DOJ action to Pharmacia under the Settlement Agreement and Pharmacia has confirmed that it will defend and fully indemnify Service America against the potential DOJ claim.
      On February 21, 2006, Service America received another letter from the DOJ regarding the potential DOJ claim. In the February 21 letter, the Justice Department urged all of the potentially responsible parties to reach agreement amongst themselves as to allocation of the government’s clean-up costs by April 1, 2006. Again, Service America immediately tendered the DOJ’s February 21, 2006 letter to counsel for Pharmacia in accordance with Pharmacia’s agreement to defend and indemnify Service America regarding the potential claim.
      As previously reported in our 2004 Annual Report on Form 10-K, in May 2003 a purported class action entitled Holden v. Volume Services America, Inc. et al. was filed against us in the Superior Court of California for the County of Orange by a former employee at one of the California stadiums we serve alleging violations of local overtime wage, rest and meal period and related laws with respect to this employee and others purportedly similarly situated at any and all of the facilities we serve in California. The purported class action sought compensatory, special and punitive damages in unspecified amounts, penalties under the applicable local laws and injunctions against the alleged illegal acts. On December 8, 2005, we executed an agreement to settle this claim. The proposed settlement received preliminary court approval on February 27, 2006 but remains subject to final court approval. The final fairness hearing regarding the proposed settlement is scheduled for June 2006.
      In August 2004, a second purported class action, Perez v. Volume Services Inc, d/b/a Centerplate, was filed in the Superior Court for Yolo County, California. Perez makes substantially identical allegations to those in Holden. Consequently, we filed a Demurer and the case was stayed on November 9, 2004 pending the resolution of Holden. In February 2006, the parties stipulated to add Celeste Perez as a named plaintiff in the Holden suit and the Perez case was dismissed. Accordingly, Ms. Perez’ claim will now be resolved with the Holden case.
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
      There were no matters submitted to a vote of securities holders during the fourth quarter of our fiscal year ended January 3, 2006.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our Income Deposit Securities (“IDSs”) are traded on the AMEX under the symbol “CVP” and on the Toronto Stock Exchange under the symbol “CVP.un” and have been so traded since December 5, 2003. As of March 16, 2006, we had one holder of record, Cede & Co. (the nominee for DTC), which holds the IDSs on behalf of approximately [99] participants in DTC’s system, which in turn hold on behalf of beneficial owners. The closing price of our IDSs on the AMEX was $12.71 on March 16, 2006. The following table shows the range of the high and low sale prices of our IDSs, as reported on the AMEX for each of our fiscal quarterly periods in fiscal 2004 and 2005:

	High	Low

Fiscal 2004
First Quarter	$17.80	$15.37
Second Quarter	$16.70	$12.98
Third Quarter	$14.85	$13.20
Fourth Quarter	$14.71	$11.86
Fiscal 2005
First Quarter	$14.05	$12.40
Second Quarter	$12.80	$12.10
Third Quarter	$13.04	$10.90
Fourth Quarter	$13.05	$10.20

      The closing price on the Toronto Stock Exchange was C$14.52 on March 16, 2006. The following table shows the range of the high and low sale prices of our IDSs, as reported on the Toronto Stock Exchange for each of our fiscal quarterly periods in fiscal 2004 and 2005. All references in the table below are to Canadian dollars:

	High		Low

Fiscal 2004
First Quarter		C$23.40		C$20.35
Second Quarter		C$22.16		C$17.44
Third Quarter		C$19.35		C$17.50
Fourth Quarter		C$18.72		C$14.70
Fiscal 2005
First Quarter	CS$	17.00	CS$	15.50
Second Quarter	CS$	16.00	CS$	15.20
Third Quarter	CS$	16.10	CS$	13.01
Fourth Quarter	CS$	15.00	CS$	12.30
      Holders of IDSs have the right to separate each IDS into the shares of common stock and subordinated notes represented thereby. As of the date of this Annual Report on Form 10-K, only one IDS has been separated. According to the records of our transfer agent, as of March 16, 2006, we had five holders of record of common stock, one of which, Cede & Co., holds the common stock on behalf of approximately 111 participants in the Depository Trust Corporation’s system, which in turn hold on behalf of beneficial owners.
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
      As described more fully below, you may not receive any dividends for the following reasons:

•	Nothing requires us to pay dividends;

•	While our current dividend policy contemplates the distribution of a substantial portion of our cash, this policy could be modified or revoked at any time;

•	Even if our dividend policy were not modified or revoked, the actual amount of dividends distributed under the policy and the decision to make any distribution is entirely at the discretion of our board of directors;

•	The amount of dividends distributed is subject to debt covenant restrictions under our indenture, our credit facility and other indebtedness;

•	The distribution and amount of dividends distributed is subject to state law restrictions;

•	Our board of directors may determine to use or retain our cash for other purposes;

•	Our stockholders have no contractual or other legal right to dividends; and

•	We may not have enough cash to pay dividends due to changes to our operating earnings, working capital requirements and anticipated cash needs.

      Since January of 2004, we have paid monthly dividends on or about the 20th day of each month at a rate of $0.79 per share per annum. Our first payment was made on January 20, 2004 to security holders of record at the close of business on January 9, 2004. This first dividend payment included a payment for the initial 30-day period beginning December 20, 2003, and ending on January 19, 2004, as well as a payment for the interim period beginning December 10, 2003, the date of the closing of our IPO, and ending on December 19, 2003. Centerplate determined that for U.S. income tax purposes, all dividends paid in fiscal 2005 would be treated as a return of capital, while 84.5% of dividends paid in fiscal 2004 would be treated as a return of capital and the remainder would be treated as a dividend paid out of earnings and profits.
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
      The following table sets forth selected consolidated financial data for the last five years. The selected consolidated financial data should be read together with our audited consolidated financial statements for fiscal 2003, 2004 and 2005 and the related notes, included in Item 8 of this Form 10-K, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7 of this Form 10-K. The figures in the following table reflect rounding adjustments.

	Fiscal(1)

	2001	2002	2003	2004	2005

	(In millions, except per share data)
Statement of operations data:
Net sales	$543.1	$577.2	$616.1	$607.2	$643.1
Cost of sales	446.6	470.9	504.0	492.5	519.4
Selling, general and administrative	48.1	55.3	59.6	61.5	71.4
Depreciation and amortization	24.5	26.2	27.1	26.6	29.3
Transaction related expenses	—	0.6	2.6	—	1.0
Contract related losses	4.8	0.7	0.8	0.4	0.4

Operating income	19.2	23.5	22.0	26.1	21.7
Interest expense(2)	23.4	20.7	32.8	25.0	31.3
Other income, net	(0.2)	(1.5)	(0.1)	(0.3)	(1.2)

Income (loss) before income taxes	(4.0)	4.3	(10.7)	1.4	(8.4)
Income tax benefit	0.4	0.2	6.3	1.0	(3.9)

Net income (loss)(3)	(3.6)	4.5	(4.4)	2.3	(4.6)
Accretion of conversion options	—	—	—	0.3	—

Net income (loss) available to common stock with or without the conversion option	$(3.6)	$4.5	$(4.4)	$2.0	$(4.6)

	2001	2002		2003	2004		2005

	(In millions, except per share data)
Per share data(4):
Net income (loss) per share with conversion option:
Basic and diluted	$—	$—		$(0.31)	$0.17		$(0.20)
Net income (loss) per share without conversion option
Basic and diluted	$(0.26)	$0.33		$(0.31)	$0.09		$(0.20)
Dividends declared per share	$—	$—		$0.09	$0.79		$0.79
Cash flow data:
Net cash provided by operating activities	$24.7	$38.6		$27.2	$28.4		$28.4
Net cash used in investing activities	$(29.3)	$(45.0)		$(45.4)	$7.1		$(24.7)
Net cash provided by (used in) financing activities	$5.0	$1.7		$30.8	$(33.7)		$13.0
Other data:
Maintenance capital expenditures(5)	$12.7	$31.2		$8.3	$18.2		$16.7
Growth capital expenditures(5)	16.7	16.4		15.6	5.7		8.4

Aggregate capital expenditures(5)	$29.4	$47.6		$23.9	$23.9		$25.1
Ratio of earnings to fixed charges(6)	—	1.2	x	—	1.1	x	—
Deficiency in the coverage of earnings to fixed charges(6)	$(4.0)	—		$(10.7)	—		$(8.4)

	1/1/02	12/31/02	12/30/03	12/28/04	1/03/06

	(In millions)
Balance sheet data:
Total assets	$265.9	$280.2	$322.3	$299.0	$318.0
Long-term debt (including current portion)	$224.6	$225.4	$186.5	$170.2	$211.9

	Fiscal(1)

	2001	2002	2003	2004	2005

	(In millions)
EBITDA:
Net income (loss)(3)	$(3.6)	$4.5	$(4.4)	$2.3	$(4.6)
Income tax benefit	0.4	0.2	6.3	1.0	3.9

Income (loss) before income taxes	$(4.0)	$4.3	$(10.7)	$1.4	$(8.4)
Adjustments:
Interest expense(2)	23.4	20.7	32.8	25.0	31.3
Depreciation and amortization	24.5	26.2	27.1	26.6	29.3

EBITDA(7)	$43.9	$51.2	$49.2	$53.0	$52.1

Unusual item included in EBITDA:
Return of bankruptcy funds to Service America(8)	—	$1.4	—	—	—

(1)	We have adopted a 52-53 week period ending on the previous Tuesday closest to December 31 as our fiscal year. The 2001, 2002, 2003 and 2004 fiscal years consisted of 52 weeks, and the 2005 fiscal year consisted of 53 weeks.

(2)	Interest expense for fiscal 2003 includes a $5.3 million non-cash charge related to the early extinguishment of debt as a result of the refinancing of our 1998 credit facility and $7.2 million in expenses associated with the repurchase of the notes that we issued in 1999 (the “1999 notes”). Interest expense for fiscal 2004 includes a $1.2 million non-cash charge related to the repayment of the remaining 1999 senior subordinated notes and a $2.0 million non-cash charge for the change in the fair value of our derivatives. Interest expense for fiscal 2005 includes $5.8 million in expenses related to entering into a new credit agreement on April 1, 2005. The $5.8 million includes a prepayment premium of $4.6 million on the prior credit facility and a $1.2 million non-cash charge for the write-off of deferred financing costs.

(3)	In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” or (SFAS 142), effective January 2, 2002, we discontinued the amortization of goodwill and trademarks and identified intangible assets which we believe have indefinite lives. Adjusted net loss to give effect to SFAS 142 would have been $1.1 million for fiscal 2001.

(4)	Per share information was adjusted for a 40,920 (rounded to the nearest share) for one split of the common stock that was effective December 2, 2003.

(5)	The sum of maintenance and growth capital expenditures equals the sum of contract rights acquired, (purchase of contract rights) and the purchase of property and equipment, for the relevant periods as displayed in the statement of cash flows, as follows:

	Fiscal(1)

	2001	2002	2003	2004	2005

	(In millions)
Statement of cash flow data:
Contract rights acquired (purchase of contract rights)	$21.3	$37.7	$16.0	$15.9	$10.4
Purchase of property and equipment	8.1	9.9	7.9	8.0	14.7

Aggregate capital expenditures	$29.4	$47.6	$23.9	$23.9	$25.1

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

(6)	For purposes of determining the ratio of earnings to fixed charges, earnings are defined as income (loss) before income taxes and cumulative effect of change in accounting principle plus fixed charges. Fixed charges include interest expense on all indebtedness, amortization of deferred financing costs and one-third of rental expense on operating leases representing that portion of rental expense deemed to be attributable to interest. Where earnings are inadequate to cover fixed charges, the deficiency is reported.

(7)	EBITDA is not a measure in accordance with GAAP. EBITDA is not intended to represent cash flows from operations as determined by GAAP and should not be used as an alternative to income (loss) before taxes or net income (loss) as an indicator of operating performance or to cash flows as a measure of liquidity. We believe that EBITDA is an important measure of the cash returned on our investment in capital expenditures under our contracts.

“Adjusted EBITDA,” as defined in the indenture governing our 13.50% Subordinated Notes issued in 2003, which we refer to as the “subordinated notes,” is determined as EBITDA, as adjusted for transaction related expenses, contract related losses, other non-cash charges, and the annual management fee paid to affiliates of Blackstone and GE Capital through 2003, less any non-cash credits. We present this discussion of Adjusted EBITDA because covenants in the indenture governing our subordinated notes contain ratios based on this measure. For example, our ability to incur additional debt and make restricted payments requires a ratio of Adjusted EBITDA to fixed charges of 2.0 to 1.0, calculated on a pro forma basis in accordance with the indenture, except that we may incur certain debt and make certain restricted payments without regard to the ratio, and may incur an unlimited amount of indebtedness in connection with the issuance of additional IDSs so long as the ratio of the aggregate principal amount of the additional notes to the number of the additional shares of our common stock will not exceed the equivalent ratio represented by the then existing IDSs. In fiscal 2005, the ratio of Adjusted EBITDA to fixed charges was 1.9 to 1.0 as a result of the additional interest expense associated with the refinancing of the senior credit facility. This additional interest expense was excluded from the pro forma calculation of the ratio under the indenture in accordance with the provisions of the indenture governing the incurrence of indebtedness. As of January 3, 2006, we are in compliance with the ratio requirements and have the ability to incur additional indebtedness.

On a historical basis, we made the following adjustments to EBITDA to compute Adjusted EBITDA:

	Fiscal(1)

	2001		2002		2003		2004		2005

	(In millions, except ratios)
EBITDA	$43.9		$51.2		$49.2		$53.0		$52.1
Adjustments:
Transaction related expenses	—		0.6		2.6		—		1.0
Contract related losses	4.8		0.7		0.8		0.4		0.4
Non-cash compensation	0.1		0.6		0.1		—		—
Management fees paid to affiliates of Blackstone and GE Capital	0.4		0.4		0.4		—		—

Adjusted EBITDA	$49.2		$53.5		$53.1		$53.4		$53.5

Unusual item included in EBITDA and Adjusted EBITDA:
Return of bankruptcy funds to Service America (see note 8 below)	—		1.4		—		—		—
Ratio of Adjusted EBITDA to fixed charges	2.2	x	2.8	x	2.1	x	2.3	x	1.9x
      Explanations of the adjustments are listed below:

•	Transaction related expenses include:

•	For fiscal 2002, $0.6 million of acquisition related cash costs relating primarily to expenses incurred in connection with the structuring and evaluation of financing and recapitalization strategies;

•	For fiscal 2003, $2.6 million in expenses related to executive compensation associated with the issuance of the IDSs; and

•	For fiscal 2005, $1.0 million of expenses incurred in connection with the contemplated follow-on offering to the 2003 IPO.

•	Contract related losses include:

•	For fiscal 2001, $4.8 million of non-cash charges related to the write-down of impaired assets for certain contracts where the estimated future cash flows from the contract were insufficient to cover the carrying cost of the related long-lived assets;

•	For fiscal 2002, $0.7 million of non-cash charges related to the write-down of impaired assets for a contract which was terminated;

•	For fiscal 2003, $0.8 million of non-cash charges for the write-down of impaired assets for certain terminated and/or assigned contracts;

•	For fiscal 2004, $0.4 million of non-cash charges for the write-down of impaired assets for certain terminated contracts and contracts for which we intend to continue operations; and

•	For fiscal 2005, $0.3 million for the write-off of contract rights for a terminated contract and $0.1 million for the write-down of impaired contract rights and property and equipment.

•	Non-cash compensation expenses related to the revaluation of partnership units purchased by certain members of our management financed with nonrecourse loans include for fiscal 2001, 2002 and 2003, $0.3 million, $0.1 million, $0.6 million and $0.1 million, respectively.

•	Management fees paid to affiliates of Blackstone and GE Capital include $0.4 million for each of fiscal 2001, 2002 and 2003. The management fees were paid quarterly in arrears and ceased upon the closing of the IPO.

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
      When renewing an existing contract or securing a new contract, we usually have to make a capital expenditure in our client’s facility and offer to pay the client a percentage of the net sales or profits in the form of a commission. Over the past three years, we have reinvested the cash flow generated by operating activities in order to renew or obtain contracts. We believe that these investments have provided a diversified account base of exclusive, long-term contracts. However, as a result of the changes to our capital structure in 2003 (including refinancing our 1998 credit facility, entering into our 2003 credit facility, repurchasing the 1999 notes and completing our IPO) and the dividend and interest payments to our IDS holders, we were limited in our ability to grow our business, and our related levels of growth capital expenditures, at rates as great as the relatively rapid growth that we experienced prior to the IPO. Consequently, we obtained new senior credit financing in 2005, as described later in this item, to permit us to make the growth and maintenance capital expenditures, and investments in our infrastructure, that we believe will help strengthen our financial position.
      In 2005, we invested in our strategic initiatives, including culinary excellence, speed of service, branded concepts and design, in order to differentiate ourselves in the market and ultimately strengthen our financial position by operating more profitably. The investment in our strategic initiatives and infrastructure resulted in an increase in our overhead, which we believe will stabilize in 2006.
      In 2006, 24.1% of our net sales, or $154.9 million, are up for renewal. Consequently, we anticipate making higher than average capital expenditures or commitments in order to renew these contracts. As a result of the anticipated contract renewals, our borrowings may increase in 2006.

Critical Accounting Policies
      The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date and reported amounts of revenues and expenses, including amounts that are susceptible to change. Our critical accounting policies include accounting methods and estimates underlying such financial statement preparation, as well as judgments around uncertainties affecting the application of those policies. In applying critical accounting policies, materially different amounts or results could be reported under different conditions or using different assumptions. We believe that our critical accounting policies, involving significant estimates, uncertainties and susceptibility to change, include the following:

•	Recoverability of Property and Equipment, Contract Rights, Cost in Excess of Net Assets Acquired and Other Intangible Assets. As of January 3, 2006, net property and equipment of $49.7 million and net contract rights of $80.6 million were recorded. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, we evaluate long-lived assets with definite lives for possible impairment when an event occurs which would indicate that its carrying amount may not be recoverable. The impairment analysis is made at the contract level and evaluates the net property and equipment as well as the contract rights related to that contract. The undiscounted future cash flows from a contract are compared to the carrying value of the related long-lived assets. If the undiscounted future cash flows are lower than the carrying value, an impairment charge is recorded. The amount of the impairment charge is equal to the difference between the balance of the long- lived assets and the future discounted cash flows related to the assets (using a rate based on our incremental borrowing rate). As we base our estimates of undiscounted future cash flows on past operating performance, including anticipated labor and other cost increases, and prevailing market conditions, we cannot make assurances that our estimates are achievable. Different conditions or assumptions, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our evaluation and our financial condition or future results of operations. Events that would trigger an evaluation at the contract level include the loss of a tenant team, intent to cease operations at a facility due to contract termination or other means, the bankruptcy of a client, discontinuation of a sports league or a significant increase in competition that could reduce the future profitability of the contract, among others. As of January 3, 2006, cost in excess of net assets acquired of $41.1 million and other intangible assets (trademarks) of $17.5 million were recorded. In accordance with SFAS No. 142, on an annual basis, we test our indefinite-lived intangible assets (cost in excess of net assets acquired and trademarks) for impairment. Additionally, cost in excess of net assets acquired is tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have determined that the reporting unit for testing the cost in excess of net assets acquired for impairment is Centerplate. In performing the annual cost in excess of net assets acquired assessment, we compare the fair value of Centerplate to its net asset carrying amount, including cost in excess of net assets acquired and trademarks. If the fair value of Centerplate exceeds the carrying amount, then it is determined that cost in excess of net assets acquired is not impaired. Should the carrying amount exceed the fair value, then we would need to perform the second step in the impairment test to determine the amount of the cost in excess of net assets acquired write-off. Fair value for these tests is determined based upon a discounted cash flow model, using a rate based on our incremental borrowing rate. As we base our estimates of cash flows on past operating performance, including anticipated labor and other cost increases and prevailing market conditions, we cannot make assurances that our estimates are achievable. Different conditions or assumptions, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our evaluation and on our financial condition or future results of operations. In performing the annual trademark assessment, management compares the fair value of the intangible asset to its carrying value. Fair value is determined based on a discounted cash flow model, using a rate based on our incremental borrowing rate. If the carrying a mount of the intangible asset exceeds its fair value, an impairment loss will be recognized for the excess amount. If the fair value is greater than the carrying amount, no further assessment is performed. We performed our annual assessments of cost in excess of net assets acquired and trademarks on March 29, 2005 and determined that no impairment exists. Additionally, no factors were noted since March 29, 2005 that would cause us to re-evaluate this assessment.

•	Insurance. We have a high-deductible insurance program for general liability, auto liability and workers’ compensation risk. We are required to estimate and accrue for the amount of losses that we expect to incur. These amounts are recorded in cost of sales and selling, general and administrative expenses on the statement of operations and accrued liabilities and long-term liabilities on the balance sheet. Our estimates consider a number of factors, including historical experience and an actuarial assessment of the liabilities for reported claims and claims incurred but not reported. We discount our estimated liabilities to their present value based on expected loss patterns determined by experience. While we use outside parties to assist us in making these estimates, we cannot provide assurance that the actual amounts will not be materially different than what we have recorded. In addition we are self-insured for employee medical benefits and related liabilities. Our liabilities are based on historical trends and claims filed and are estimated for claims incurred but not reported. While the liabilities represent management’s best estimate, actual results could differ significantly from those estimates.

•	Accounting Treatment for IDSs, Common Stock Owned by Initial Equity Investors and Derivative Financial Instruments. Our IDSs include common stock and subordinated notes, the latter of which have three embedded derivative features. The embedded derivative features include a call option, a change of control put option, and a term-extending option on the notes. The call option allows us to repay the principal amount of the subordinated notes after the fifth anniversary of the issuance, provided that we also pay all of the interest that would have been paid during the initial 10-year term of the notes, discounted to the date of repayment at a risk-free rate. Under the change of control put option, the holders have the right to cause us to repay the subordinated notes at 101% of face value upon a change of control, as defined in the subordinated note agreement. The term-extending option allows us to unilaterally extend the term of the subordinated notes for two five-year periods at the end of the initial 10-year period provided that we are in compliance with the requirements of the indenture. We have accounted for these embedded derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. Based on SFAS No. 133, as amended and interpreted, the call option and the change of control put option are required to be separately valued. As of January 3, 2006, these embedded derivatives were fair valued and determined to be insignificant. The term extending option was determined to be inseparable from the underlying subordinated notes. Accordingly, it will not be separately accounted for in the current or future periods.

In connection with the IPO, those investors who held stock prior to the IPO (the “Initial Equity Investors”) entered into an amended and restated stockholders agreement, which provides that, upon any post-offering sale of common stock by the Initial Equity Investors, at the option of the Initial Equity Investors, we will exchange a portion of their common stock for subordinated notes at an exchange rate of $9.30 principal amount of subordinated notes for each share of common stock (so that, after such exchange, the Initial Equity Investors will have shares of common stock and subordinated notes in the appropriate proportions to represent integral numbers of IDSs). In order to determine the number of shares of common stock that the Initial Equity Investors could convert into subordinated debt, we divided the exchange rate of $9.30 by the original issue price of the IDSs of $15.00 at December 4, 2003 (the quotient equals 0.62). This quotient was then multiplied by the total number of shares owned by the Initial Equity Investors (4,060,997 shares) to determine the number of IDSs that the Initial Equity Investors would own after conversion (2,517,817 IDSs, each comprised of one share of stock and a subordinated note). The number of shares owned by the Initial Equity Investors before conversion (4,060,997) was subtracted from the number of shares they would own after conversion (2,517,817) to determine the number of shares of common stock to be converted into subordinated debt (1,543,180 shares) at the exchange rate of $9.30 per share resulting in approximately $14.4 million as described further below.

We have concluded that the portion of the Initial Equity Investor’s common stock exchangeable for subordinated debt, as calculated above, should be classified on its consolidated balance sheet according to the guidance provided by Accounting Series Release No. 268 (FRR Section 211), Redeemable Preferred Stocks. Accordingly, at January 3, 2006 we have recorded approximately $14.4 million as “Common stock with conversion option exchangeable for subordinated debt” on the balance sheet. Because the Initial Equity Investors were not allowed to convert any shares into subordinated notes during the first 180 days after the IPO, a discount (initially $0.4 million) was applied to the amount recorded as “Common stock with conversion option exchangeable for subordinated debt” during this 180 day period. This discount was accreted to the face amount due of approximately $14.4 million using the effective interest method over the life of the Initial Equity Investors’ minimum required 180-day holding period. The accretion of approximately $317,000 in fiscal 2004 was a deemed dividend to the Initial Equity Investors. In addition, we have determined that the option conveyed to the Initial Equity Investors to exchange common stock for subordinated debt in order to form IDSs is an embedded derivative in accordance with SFAS No. 133. Centerplate has recorded a liability for the fair value of this embedded derivative of approximately $4.6 million as of January 3, 2006, a decrease of $0.04 million from December 28, 2004. This option is fair-valued each reporting period with the change in the fair value recorded in interest expense in the accompanying consolidated statement of operations.

The common stock held by the Initial Equity Investors has been treated as a separate class of common stock for presentation of earnings per share at January 3, 2006. Although the common stock held by the Initial Equity Investors is part of the same class of stock as the common stock included in the IDSs for purposes of Delaware corporate law, the right to convert that is granted in our amended and restated stockholders agreement as described above causes the stock held by the Initial Equity Investors to have features of a separate class of stock for accounting purposes. In fiscal 2004, the deemed dividend of approximately $317,000 conveyed to the Initial Equity Investors discussed above requires a two class earnings per share calculation. Accordingly, at January 3, 2006, Centerplate has shown separate earnings per share for the stock held by the Initial Equity Investors and the stock included in the IDSs.

•	Deferred Income Taxes. We recognize deferred tax assets and liabilities based on the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities and the future tax benefits of net operating loss carryforwards and tax credits. Our primary deferred tax assets relate to net operating losses and credit carryovers. The realization of these deferred tax assets depends upon our ability to generate future taxable income. If our results of operations are adversely affected and we do not generate taxable income, not all of our deferred tax assets, if any, may be realized.

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
      Set forth below are comparative net sales by quarter for fiscal 2005, 2004 and 2003, as well as operating income (loss) and net income (loss), on an actual and per share basis (in thousands, except per share data):

	2005

			Basic and			Basic and
			Diluted		Basic and	Diluted Income
			Operating		Diluted Income	(Loss) per Share
		Operating	Income	Net	(Loss) per Share	without
		Income	(Loss) per	Income	with Conversion	Conversion
	Net Sales	(Loss)	Share(1)	(Loss)	Option(1)	Option

1st Quarter	$107,220	$(4,382)	$(0.19)	$(4,433)	$(0.20)	$(0.20)
2nd Quarter	$182,071	$10,481	$0.47	$(2,473)	$(0.11)	$(0.11)
3rd Quarter	$208,619	$14,972	$0.66	$4,512	$0.20	$0.20
4th Quarter	$145,202	$611	$0.03	$(2,194)	$(0.10)	$(0.10)

	2004

			Basic and			Basic and
			Diluted		Basic and	Diluted Income
			Operating		Diluted Income	(Loss) per Share
		Operating	Income	Net	(Loss) per Share	without
		Income	(Loss) per	Income	with Conversion	Conversion
	Net Sales	(Loss)	Share(1)	(Loss)	Option(1)	Option

1st Quarter	$98,236	$(4,336)	$(0.19)	$(9,177)	$(0.37)	$(0.42)
2nd Quarter	$173,725	$10,861	$0.48	$5,394	$0.27	$0.23
3rd Quarter	$201,066	$14,963	$0.66	$5,733	$0.25	$0.25
4th Quarter	$134,127	$4,609	$0.20	$370	$0.02	$0.02

	2003

			Basic and
			Diluted
			Operating		Basic and
		Operating	Income	Net	Diluted Income
		Income	(Loss) per	Income	(Loss) per
	Net Sales	(Loss)	Share(1)	(Loss)	Share(1)

1st Quarter	$96,900	$(4,715)	$(0.35)	$(6,545)	$(0.48)
2nd Quarter	$172,733	$10,460	$0.77	$2,876	$0.21
3rd Quarter	$214,636	$16,583	$1.22	$10,674	$0.78
4th Quarter	$131,788	$(375)	$(0.02)	$(11,423)	$(0.70)

(1)	The basic and diluted operating income (loss) and basic and diluted income (loss) per share reflect a 40,920 (rounded to the nearest share) for one split of the common stock that was effected on December 2, 2003.
Results of Operations

Fiscal 2005 Compared to Fiscal 2004
      Net sales — Net sales of $643.1 million for fiscal 2005 increased by $35.9 million, or approximately 5.9%, from $607.2 million in fiscal 2004. The increase in net sales was due primarily to new accounts, which generated sales of $24.4 million and a $18.1 million increase in sales at convention centers mainly due to an increase in the number of events held in these facilities and facility expansions. Contributing to the improvement were higher NFL related sales of $15.5 million, due primarily to Super Bowl XXXIX, and four additional NFL games (because of scheduling, four games from the 2004-2005 NFL season were played in our fiscal 2005). We also experienced sales volume increases of approximately $3.2 million at various facilities where we provide our services. The improvements in net sales were partially offset by the cancellation of events at the Louisiana Superdome because of damage caused by Hurricane Katrina resulting in a $9.4 million decline in sales. In addition, the termination of some of our contracts accounted for a decline in sales of $12.2 million and MLB related sales were $3.7 million lower than fiscal 2004 mainly as a result of attendance declines at one facility and six fewer post-season games.
      Cost of sales — Cost of sales of $519.4 million for fiscal 2005 increased by approximately $26.9 million from $492.5 million in fiscal 2004 due primarily to the increase in sales volume. Cost of sales as a percentage of net sales declined by approximately 0.3% from fiscal 2004. This was primarily due to a decline in the commissions and royalties (as a percentage of sales) paid to our clients mainly as a result of a lower concentration of sales at our profit sharing contracts and a decline in MLB sales. These declines were partially offset by an increase in personnel costs due in large part to the increased concentration of sales in our convention center accounts, which typically have higher associated labor costs.
      Selling, general and administrative expenses — Selling, general and administrative expenses were $71.4 million in fiscal 2005 as compared to $61.5 million in fiscal 2004. As a percentage of net sales, selling, general and administrative costs were 11.1% in fiscal 2005, a 1.0% increase from fiscal 2004. The increase was primarily attributable to higher overhead costs of approximately $3.2 million due in part to investments in our strategic initiatives and higher legal costs. The increase was also due in part to a $1.5 million charge in fiscal 2005 for reserve adjustments as compared to the favorable impact of $1.3 million in funds received related to settlements and a renegotiated client contract in fiscal 2004. In addition, the remaining increase was primarily attributable to the higher sales volume.
      Depreciation and amortization — Depreciation and amortization was $29.3 million for fiscal 2005 compared to $26.6 million in fiscal 2004. The $2.7 million increase was principally attributable to investments made in contract acquisitions and renewals as well as in our infrastructure where the life of the investment is less than historic levels.
      Transaction related expenses — Transaction related expenses of $1.0 million in fiscal 2005 reflect costs associated with a contemplated follow-on offering to the 2003 IPO. Due to the decision in November 2005 to put the offering on hold, we have determined that the work performed in connection with the contemplated offering no longer had value in any future transaction and accordingly expensed the costs. No transaction related expenses were incurred in fiscal 2004.
      Contract related losses — In fiscal 2005, we wrote-off $0.3 million in contract rights for a terminated contract and wrote-down $0.1 million in contract rights and property and equipment for impaired assets at a contract we continue to operate. In fiscal 2004, contract related losses consisted of $0.4 million for the write-off of impaired assets associated with certain terminated and/or continuing contracts.
      Operating income — Operating income in fiscal 2005 decreased approximately $4.4 million from fiscal 2004 due to the factors described above.
      Interest expense — Interest expense of $31.3 million in fiscal 2005 increased by $6.3 million from $25.0 million in fiscal 2004. The primary reason for the increase is $5.8 million in expenses related to the refinancing of our senior credit facility on April 1, 2005. The $5.8 million includes a prepayment premium of approximately $4.6 million on the prior credit facility and $1.2 million for the write-off of deferred financing costs. Fiscal 2004 interest expense included $1.2 million in expenses, of which $0.3 million was amortization expense, related to the repurchase of our 1999 notes. Also included in interest expense for fiscal 2004 was a $2.0 million non-cash charge related to the change in fair value of our derivatives as compared to no material amounts recorded in fiscal 2005. Excluding these non-cash and non-recurring charges for both fiscal 2005 and fiscal 2004, cash interest expense in fiscal 2005 increased $3.0 million due to the higher term loan and revolver availability under the new credit agreement.
      Other income, net — Other income was $1.2 million in fiscal 2005 as compared to $0.3 million in fiscal 2004 reflecting an increase in interest income. The increase was principally attributable to higher cash balances in fiscal 2005 due primarily to our new credit agreement.
      Income taxes — Income taxes for the years ended December 28, 2004 and January 3, 2006 were calculated in accordance with SFAS No. 109 “Accounting for Income Taxes”. For the fiscal year ended January 3, 2006, the effective tax rate was approximately 46%. In the prior year period, the effective tax rate was 72%. The decrease in the projected effective tax rate is primarily due to a reduction in the amount of federal tax credits generated and the absence of any tax audit reserve adjustments.

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

      Contract related losses — In fiscal 2004, contract related losses consisted of non-cash charges of $0.4 million for the write-off of impaired assets associated with certain terminated and/or continuing contracts. In fiscal 2003, contract related losses reflected non-cash charges of $0.6 million for the write-off of contract rights and other assets for certain terminated contracts and $0.2 million for the write-down of property and equipment for a contract which had been assigned to a third party.
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

Outlook
      Over the next year we will continue to rely on our long-term contractual relationships, and the careful management of our expenses, in order to achieve cash flow for dividends and interest payments on the subordinated notes. The stability of our cash flow will depend on a variety of factors described elsewhere in this Annual Report on Form 10-K, including our ability to control expenses, the number of games and other events hosted at the facilities that we serve and the attendance levels at these games and events. In 2006, we expect to see net sales growth as a result of a continued improvement in the convention center business and we expect new account growth to continue as we generate sales from the Arizona Cardinals NFL stadium among others. In 2006, we also anticipate that overhead will plateau at 2005 levels.
      Although we anticipate making capital commitments and investments to obtain or renew large stadium and other contracts and continue to develop our strategic initiatives — including culinary excellence and design, our branded product and speed of service offerings — to differentiate us in our market, these commitments and investments may take time to bear fruit. In addition, the timing of our investments is somewhat difficult to assess because it is often dictated by the development needs and agendas of the sports teams, municipalities and entertainment businesses we serve. Moreover, we cannot assure you that we will be successful in our efforts to gain new contracts, particularly in the large-stadium market, or to extend existing contracts that are up for renewal.
Liquidity and Capital Resources
      For both fiscal 2005 and fiscal 2004, net cash provided by operating activities was $28.4 million. However, in fiscal 2005 net income declined by $6.9 million due primarily to higher interest expense associated with entering into the new credit agreement and the increase in selling, general and administrative costs as discussed above. The decline was offset by cash flows generated through the improvement in working capital. The fluctuation in working capital varies from quarter to quarter as a result of the number and timing of events at the facilities we serve. Most notable in the fourth quarter of fiscal 2004 was the impact of the NFL season extending into fiscal 2005. Absent this impact, fiscal 2005 was consistent with fiscal 2004.
      Net cash used in investing activities was $24.7 million for fiscal 2005, as compared to net cash provided by investing activities of $7.1 million in fiscal 2004. In fiscal 2005, $25.1 million in investments were made in contract rights and property and equipment at client facilities, a $1.2 million increase from $23.9 million in fiscal 2004. In fiscal 2004, we received an aggregate of approximately $16.5 million as a result of certain clients exercising their right to return all or a portion of our unamortized capital investment made to acquire their respective contracts. In fiscal 2005 and fiscal 2004, we received $0.3 million and $0.8 million, respectively, in proceeds from the sale of property and equipment. In addition, fiscal 2004 reflects the use of $13.6 million in restricted cash set aside from our 2003 IPO for the repurchase of our 1999 notes.
      Net cash provided by financing activities was $13.0 million in fiscal 2005 as compared to net cash used in financing activities of $33.7 million in fiscal 2004. Fiscal 2005 reflects the refinancing of our prior credit facility, with $107.5 million in proceeds from the credit agreement being offset by the payment of $7.3 million in associated financing costs and the repayment of $65.0 million under the prior credit facility. Fiscal 2004 reflects the repayment of $12.3 million in our 1999 notes and includes the repayment of $4.0 million in revolver borrowings. In fiscal 2005 and fiscal 2004, dividend payments of $17.8 million and $18.3 million, respectively, were paid.
      We are also often required to obtain performance bonds, bid bonds or letters of credit to secure our contractual obligations. As of January 3, 2006, we had requirements outstanding for performance bonds and letters of credit of $13.4 million and $20.9 million, respectively. Under the credit facility, we have an aggregate of $35.0 million available for letters of credit, subject to an overall borrowing limit of $107.5 million under that facility. As of January 3, 2006, we had approximately $86.6 million available to be borrowed under the revolving credit facility. At that date there were no outstanding borrowings and $20.9 million of outstanding, undrawn letters of credit reducing availability.
      Our capital expenditures can be categorized into two types: maintenance and growth. Maintenance capital expenditures are associated with securing renewals of our existing contracts and maintaining those contracts following renewal. Growth capital expenditures are those made in connection with securing new contracts and maintaining those contracts during their initial term. In both cases, particularly for sports facilities, capital expenditures are often required in the form of contract acquisition fees or up-front or committed future capital investment to help finance facility construction or renovation. This expenditure typically takes the form of investment in leasehold improvements and food service equipment and grants to owners or operators of facilities. We provide our historical maintenance and growth capital expenditures for each of the five fiscal years ended January 3, 2006 in Item 6 “Selected Financial Data.” The amount of maintenance capital expenditures in fiscal 2002, a total of $31.2 million, increased significantly due to the renewal of several large long-term contracts. In 2006, we expect to spend $24.0 to $27.0 million in maintenance capital expenditures. The primary driver of the increase is the amount of net sales up for renewal. In 2006, 24.1% of our net sales, or $154.9 million, are up for renewal, consequently, we anticipate making higher than average capital expenditures on commitments in order to renew these contracts. As a result of the anticipated contract renewals, our borrowings may increase in 2006. In addition, we are anticipating growth capital expenditures in the range of $8.0 million to $15.0 million. While the declaration of dividends is at the sole discretion of our board of directors, we currently expect to make distributions in 2006 at the same levels as in 2005. We have historically financed our capital expenditures and other commitments with a combination of cash from operating activities and borrowings under the revolving line of credit of the credit facility and expect to continue to do so in 2006.
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
      Recently, sports teams and municipalities have spearheaded efforts to develop new large stadiums. In order to bid successfully on these projects, however, we will need to be able to commit to making relatively large capital expenditures. For these and other projects, we will also need to demonstrate our ability to provide competitive product and service offerings. We intend to address this through the further enhancement of our strategic initiatives, including culinary excellence and design, as well as through the continued development of our branded product and speed of service initiatives, all designed to help differentiate us in our market. This in turn will require investment in these initiatives and in the management infrastructure that will enable us to manage our business more efficiently.
      The amount of capital commitment required by us at any time can vary significantly. The ability to make those expenditures is often an essential element of a successful bid on a new contract or renewal of an existing contract.
      The following table shows our net sales for fiscal 2005, which aggregate $643.1 million, as allocated according to the expiration year of our contracts:

Contracts Expiring in:

2006	2007	2008	2009	2010 and After

(In millions)
$154.9	$94.2	$59.5	$73.5	$249.8
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
      In fiscal 2005, we made capital investments of $25.1 million. We are currently committed to fund aggregate capital investments of approximately $10.2 million and $1.0 million in 2006 and 2007, respectively.

Subordinated Notes Issued in 2003
      During December 2003, in connection with our IPO, we issued $105,245,000 in aggregate principal amount of 13.50% Subordinated Notes as part of the IDSs. The subordinated notes mature on December 10, 2013 and are subject to extension by two successive five-year terms at Centerplate’s option provided that certain financial conditions are met. Interest on the subordinated notes is payable on the 20th day of each month (or the immediately preceding business day). The subordinated notes are unsecured, are subordinated to all of Centerplate’s existing and future senior indebtedness, and rank equally with all of Centerplate’s existing and future non-senior indebtedness. Furthermore, the debt is guaranteed by all of the wholly-owned subsidiaries of Centerplate. Under the indenture governing our subordinated notes, we may pay dividends on our common stock for any fiscal quarter in an amount up to one quarter of 85% of “excess cash” for the 12 months ended at the end of the last fiscal quarter. Excess cash is defined as Adjusted EBITDA minus the sum of cash interest expense and income tax expense. Notwithstanding the foregoing, we may not pay dividends during any period in which we have unpaid deferred interest on the subordinated notes or if a default or event of default under the indenture has occurred and is continuing or would be caused by such payment of dividends.

2005 Credit Agreement
      When we issued our IDSs in December 2003, we identified middle market facilities that are currently served by regional and local providers, or are “self-operated,” as the most likely area for new accounts. These facilities require relatively modest capital investment. While this market continues to offer us opportunities that we aggressively bid on, a significant new trend in our business is the reemergence of large-stadium development. Within the last two years, a number of major league sports teams have announced their intentions to build or obtain new stadiums. At the time of our offering, we also indicated our intention to pursue a strategy of extending our catering services and offering a variety of branded products to our customers. At this junction, we believe it is even more important for Centerplate to invest in our strategic initiatives which include enhancing our branded and service product offerings (both internally developed and developed with outside parties) to differentiate us in our market. In order to facilitate our bidding on larger contracts and the enhancement of our product offering, we refinanced our 2003 credit facility to give us greater access to capital.
      On April 1, 2005, we entered into a credit agreement pursuant to which General Electric Capital Corporation (“GE Capital”) agreed to provide up to $215 million of senior secured financing to us. The financing is comprised of a $107.5 million term loan and a $107.5 million revolving credit facility. Both facilities bear interest at a floating rate equal to a margin over a defined prime rate of 1.25% for the term loan and 1.5% for the revolving credit facility or a percentage over the London Interbank Borrowing Rate (“LIBOR”) of 3.25% for the term loan and 3.5% for the revolving credit facility. The applicable margins for the revolving credit facility are subject to adjustment (from 1.0% to 1.75% for loans based on a defined prime rate and from 3.0% to 3.75% for LIBOR loans based on our total leverage ratio). The proceeds of the term loan were used to repay our preexisting $65 million term loan, outstanding revolving loans of $23.25 million, as well as interest, related fees and expenses, including a prepayment premium of approximately $4.6 million on the term loan facility. The revolving portion of the new credit facility replaces our preexisting $50 million revolving credit facility and has a $35 million letter of credit sub-limit and a $10 million swing loan sub-limit.
      The credit agreement contains various financial covenants and other requirements affecting the payment of interest on our subordinated notes and dividends on common stock, that are expected to be no more restrictive than those under our prior loan agreement. The term loan facility matures sixty-six months from the date of closing, subject to quarterly amortization payments beginning on July 1, 2005. The availability of funding under the revolving credit facility also depends on the satisfaction of various financial and other conditions, including restrictions in the indenture governing our subordinated notes. The revolving credit facility will mature sixty months from the date of closing, and is subject to an annual thirty-day pay down requirement, exclusive of letters of credit and certain specified levels of permitted acquisition and service contract related revolving credit advances. Like our prior term loan and credit facility, the new term loan and the revolving credit facility are secured by substantially all of our assets and rank senior to our subordinated notes. The credit agreement contains customary events of default.
      Under the credit agreement, we may not pay dividends if we fail to meet the following ratios:

•	an interest coverage ratio (Adjusted EBITDA to cash interest expense for the last 12 months) at least equal to 2.05 to 1.00 through fiscal 2006 and 2.00 to 1.00 thereafter;

•	a maximum total leverage ratio (net debt as of the date of determination to Adjusted EBITDA for the 12 months ending on such date) of 4.65 to 1.00; and

•	a maximum senior leverage ratio (net senior debt as of the date of determination to Adjusted EBITDA for the 12 months ending on such date) of 2.25 to 1.00 through fiscal 2006 and 2.15 to 1.00 thereafter.
We must also maintain cash in our cash collateral account in an amount equal to at least 5 months of interest on our subordinated notes plus $2.5 million. As of January 3, 2006, we were in compliance with each of the applicable ratios and held at least the required minimum amount of cash in our cash collateral account. In addition, we may not pay dividends if a default or event of default under the credit agreement is in effect or otherwise would be caused by such payment.
      Under the terms of the financing, we agreed to pay to GE Capital usual and customary closing, syndication and administrative fees and to pay all reasonable and documented out-of-pocket expenses incurred by GE Capital and its affiliates in connection with the commitment letter and related documentation and GE Capital’s due diligence. These fees and expenses amounted to approximately $4.4 million for fiscal 2005. In addition, we agreed to indemnify GE Capital and its affiliates against certain liabilities and expenses incurred by them in connection with the loan agreement and certain related matters.
      GE Capital is the managing member of the holder of approximately 6.5% of our common stock and, through such holder, is a party to an amended and restated stockholders agreement and a registration rights agreement with us. An affiliate of The Blackstone Group, L.P. (“Blackstone”) holds $8 million in principal amount of the new term loan. Affiliates of Blackstone hold approximately 11.5% of our common stock and are also parties to the amended and restated stockholders agreement and the registration rights agreement with us.
Other Relationships
      In January 2006, we retained Blackstone to provide advisory services in connection with our corporate direction and various contracts. For these services, Blackstone will receive a fee of $250,000 through mid May 2006, and will receive an additional $50,000 per month for any services performed thereafter.
Contractual Commitments
      We have future obligations for debt repayments, future minimum rental and similar commitments under non-cancelable operating leases. These obligations as of January 3, 2006 are summarized below:

	Payments Due by Period

		Less Than	1-3	4-5	More Than
	Total	1 Year	Years	Years	5 Years

	(In millions)
Long-term borrowings	$211.9	$1.1	$3.2	$102.4	$105.2
Interest for fixed rate debt	112.7	14.2	42.6	28.4	27.5
Interest for variable rate debt(1)	42.4	8.8	26.9	6.7	—
Insurance	12.6	6.7	4.9	0.7	0.3
Operating leases	1.6	0.8	0.8	—	—
Commissions and royalties	47.7	8.4	17.2	7.5	14.6
Capital Commitments(2)	11.2	10.2	1.0	—	—
Other long-term liabilities(3)	0.5	0.1	0.4	—	—

Total Contractual	$440.6	$50.3	$97.0	$145.7	$147.6

(1)	Interest for variable rate debt based on forward-looking interest rates as disclosed in Item 7A.

(2)	Represents capital commitments in connection with several long-term concession contracts.

(3)	Represents various long-term obligations reflected on the balance sheet.
      In addition, we have contingent obligations related to outstanding letters of credit. These contingent obligations as of January 3, 2006 are summarized below:

	Payments Due by Period

		Less Than	1-3	4-5	More Than
Other Commercial Commitments	Total	1 Year	Years	Years	5 Years

Letters of credit	$20.9	$20.9	$—	$—	$—
Hurricane Katrina
      Four of the venues at which we operate were impacted by Hurricane Katrina. Of these, two venues were closed: the New Orleans Arena and the Louisiana Superdome. We maintain property and business interruption insurance to cover loss of property and income due to events such as this hurricane. We have recorded a loss for the deductible under the insurance policy for the New Orleans Arena and the Louisiana Superdome and established a receivable for the cost of personal property destroyed (primarily inventory and supplies) by the hurricane and ensuing flood waters. Recoveries under our business interruption insurance will be recorded when the amount has been received from the insurance carrier. The New Orleans Arena reopened on March 4, 2006 and the Louisiana Superdome is currently scheduled to reopen in October of 2006. Income from these facilities will have been diminished until the date they reopen and attendance returns to levels experienced prior to the hurricane. Notwithstanding the foregoing, we do not believe that the loss of income from the New Orleans Arena and Louisiana Superdome will have a material adverse effect on our business.
New Accounting Standards
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective for public companies beginning with the first annual period that begins after June 15, 2005. We have reviewed SFAS 123(R) for any impact; however since we do not have any benefit plans which include share-based payments, SFAS 123(R) will not have any impact on our consolidated financial position or consolidated results of operations.
      In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”) an interpretation of SFAS 143 FIN 47 clarifies the manner in which uncertainties concerning the timing and the method of settlement of an asset retirement obligation should be accounted for. In addition, FIN 47 clarifies the circumstances under which fair value of an asset retirement obligation is considered subject to reasonable estimation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The pronouncement did not have a material impact on our financial position or results of operations.
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
      All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements or that could adversely affect the holders of our IDSs, subordinated notes and common stock. Some of these factors are discussed under “Risk Factors” in this Annual Report in Form 10-K.

      Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      Interest rate risk — We are exposed to interest rate volatility with regard to our revolving credit facility borrowings and term loan. As of January 3, 2006 we had no outstanding revolver borrowings; however, a change in interest rate of one percent on the term loan borrowings as of January 3, 2006 would cause a change in the annual expense of $1.1 million. We monitor the variable interest rates and will, if we deem necessary, recommend interest rate hedging strategies to minimize our exposure to interest rate risk. We will not enter into hedging contracts for trading purposes. While our subordinated notes are fixed interest-rate debt obligations, fluctuating interest rates could result in material changes to the fair values of the embedded derivatives. As of January 3, 2006, there is no market or quotable price for our subordinated notes or term loans; therefore it is not practicable to estimate the fair value of debt. The table presents principal cash flows and related interest rates for long-term debt as of January 3, 2006.

	2006	2007	2008	2009	2010	Thereafter	Total

	(In millions)
Fixed rate debt:
Represented by IDSs	—	—	—	—	—	$105.2	$105.2
Average interest rate	—	—	—	—	—	13.5%	—
Variable rate debt:
Term loans	$1.1	$1.1	$1.1	$1.1	$102.3	—	$106.7
Average interest rate	8.29%	8.4%	8.4%	8.4%	8.4%	—	—
      As of January 3, 2006, we had fixed rate long-term debt of $105.2 million in subordinated notes represented by the IDSs and $106.7 million of variable rate term loans.
      Market risk — Changing market conditions that influence stock prices could have a negative impact on the value of our liability for derivatives. As of January 3, 2006, an immaterial amount was recorded to our consolidated statement of operations to mark to market our derivatives; however, a $1.00 fluctuation in the price of our IDS units would result in an approximate $0.7 million change in our liability for derivatives.
      As of January 3, 2006, there were no material changes, except as discussed above, in the quantitative and qualitative disclosures about market risk from the information presented in our Annual Report on Form 10-K for the year ended December 28, 2004.

Item 8.	Financial Statements and Supplementary Data
CENTERPLATE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Centerplate, Inc.:
Spartanburg, SC
      We have audited the accompanying consolidated balance sheets of Centerplate, Inc. and subsidiaries (the “Company”) as of December 28, 2004 and January 3, 2006, and the related consolidated statements of operations, stockholders’ equity (deficiency) and comprehensive income (loss), and cash flows for each of the three years in the period ended January 3, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Centerplate, Inc. and subsidiaries at December 28, 2004 and January 3, 2006, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2006 in conformity with accounting principles generally accepted in the United States of America.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 3, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
March 15, 2006
Charlotte, North Carolina

CENTERPLATE, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 28, 2004 AND JANUARY 3, 2006

	December 28,	January 3,
	2004	2006

	(In thousands, except
	share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,777	$41,410
Accounts receivable, less allowance for doubtful accounts of $495 and $1,049 at December 28, 2004 and January 3, 2006, respectively	21,876	23,459
Merchandise inventories	16,549	16,852
Prepaid expenses and other	3,315	3,141
Deferred tax asset	5,238	3,928

Total current assets	71,755	88,790

PROPERTY AND EQUIPMENT:
Leasehold improvements	43,635	41,969
Merchandising equipment	57,435	63,821
Vehicles and other equipment	11,532	16,493
Construction in process	32	218

Total	112,634	122,501
Less accumulated depreciation and amortization	(64,412)	(72,776)

Property and equipment, net	48,222	49,725

OTHER LONG-TERM ASSETS:
Contract rights, net	87,981	80,557
Restricted cash	8,420	8,616
Cost in excess of net assets acquired	41,142	41,142
Deferred financing costs, net	11,707	15,499
Trademarks	17,523	17,523
Deferred tax asset	8,259	13,116
Other	4,037	3,057

Total other long-term assets	179,069	179,510

TOTAL ASSETS	$299,046	$318,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$1,075
Accounts payable	19,103	16,814
Accrued salaries and vacations	11,237	13,263
Liability for insurance	5,777	6,689
Accrued taxes, including income taxes	4,543	4,205
Accrued commissions and royalties	15,702	15,838
Liability for derivatives	4,655	4,615
Accrued interest	712	988
Accrued dividends	1,487	1,487
Advance deposits	3,737	2,588
Other	3,290	3,260

Total current liabilities	70,243	70,822

LONG-TERM LIABILITIES:
Long-term debt	170,245	210,864
Liability for insurance	5,681	5,874
Other liabilities	651	510

Total long-term liabilities	176,577	217,248

COMMITMENTS AND CONTINGENCIES
COMMON STOCK WITH CONVERSION OPTION, PAR VALUE $0.01, EXCHANGEABLE FOR SUBORDINATED DEBT, NET OF DISCOUNT	14,352	14,352

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value — authorized: 100,000,000 shares;
issued: 18,463,995 shares without conversion option; outstanding:
18,463,995 shares without conversion option	185	185
issued: 21,531,152 shares with conversion option; outstanding:
4,060,997 shares with conversion option	215	215
Additional paid-in capital	218,331	218,331
Accumulated deficit	(60,492)	(82,920)
Accumulated other comprehensive income	575	732
Treasury stock — at cost (17,470,153 shares)	(120,940)	(120,940)

Total stockholders’ equity	37,874	15,603

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$299,046	$318,025

See notes to consolidated financial statements.

CENTERPLATE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 30, 2003, DECEMBER 28, 2004 AND JANUARY 3, 2006

	December 30,	December 28,	January 3,
	2003	2004	2006

	(In thousands, except per share data)
Net sales	$616,057	$607,154	$643,112
Cost of sales	503,986	492,462	519,395
Selling, general and administrative	59,591	61,540	71,405
Depreciation and amortization	27,119	26,644	29,255
Transaction related expenses	2,577	—	1,006
Contract related losses	831	411	369

Operating income	21,953	26,097	21,682
Interest expense	32,763	25,010	31,274
Other income, net	(55)	(266)	(1,151)

Income (loss) before income taxes	(10,755)	1,353	(8,441)
Income tax benefit	(6,337)	(967)	(3,853)

Net income (loss)	(4,418)	2,320	(4,588)
Accretion of conversion option	—	(317)	—

Net income (loss) available to common stock with or without the conversion option	$(4,418)	$2,003	$(4,588)

Basic and Diluted Net Income (Loss) per share with conversion option	$(0.31)	$0.17	$(0.20)

Basic and Diluted Net Income (Loss) per share without conversion option	$(0.31)	$0.09	$(0.20)

Weighted average shares outstanding with conversion option	364,738	4,060,997	4,060,997
Weighted average shares outstanding without conversion option	13,898,426	18,463,995	18,463,995

Total weighted average shares outstanding	14,263,164	22,524,992	22,524,992

Dividends declared per share	$0.09	$0.79	$0.79

See notes to consolidated financial statements.

CENTERPLATE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY) AND
COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 30, 2003, DECEMBER 28, 2004, AND JANUARY 3, 2006

	Common Shares	Common Stock	Common	Common			Accumulated
	without	without	Shares with	Stock with	Additional		Other		Loans to
	Conversion	Conversion	Conversion	Conversion	Paid-in	Accumulated	Comprehensive	Treasury	Related
	Option	Option	Option	Option	Capital	Deficit	Income/(Loss)	Stock	Parties	Total

	(In thousands, except share data)
Balance, December 31, 2002	—	$—	21,531,152	$215	$67,202	$(21,566)	$(444)	$(49,500)	$(1,175)	$(5,268)
Proceeds from IDS issuance, net	18,463,995	185	—	—	151,332	—	—	—	1,241	152,758
Derivative liability	—	—	—	—	—	(2,654)	—	—	—	(2,654)
Common Stock, par value $0.01 exchangeable for subordinated debt, net of discount	—	—	—	—	—	(14,035)	—	—	—	(14,035)
Repurchase of stock	—	—	—	—	—	—	—	(71,440)	—	(71,440)
Noncash compensation	—	—	—	—	64	—	—	—	—	64
Loans to related parties	—	—	—	—	—	—	—	—	(66)	(66)
Foreign currency translation	—	—	—	—	—	—	668	—	—	668
Dividends declared	—	—	—	—	—	(1,982)	—	—	—	(1,982)
Net loss	—	—	—	—	—	(4,418)	—	—	—	(4,418)

Balance, December 30, 2003	18,463,995	185	21,531,152	215	218,598	(44,655)	224	(120,940)	—	53,627
Payment of issuance costs	—	—	—	—	(267)	—	—	—	—	(267)
Foreign currency translation	—	—	—	—	—	—	351	—	—	351
Accretion of conversion option	—	—	—	—	—	(317)	—	—	—	(317)
Dividends declared	—	—	—	—	—	(17,840)	—	—	—	(17,840)
Net income	—	—	—	—	—	2,320	—	—	—	2,320

Balance, December 28, 2004	18,463,995	$185	21,531,152	$215	$218,331	$(60,492)	$575	$(120,940)	$—	$37,874
Foreign currency translation	—	—	—	—	—	—	157	—	—	157
Dividends declared	—	—	—	—	—	(17,840)	—	—	—	(17,840)
Net loss	—	—	—	—	—	(4,588)	—	—	—	(4,588)

Balance, January 3, 2006	18,463,995	$185	21,531,152	$215	$218,331	$(82,920)	$732	$(120,940)	$—	$15,603

	December 30,	December 28,	January 3,
	2003	2004	2006

Net income (loss)	$(4,418)	$2,320	$(4,588)
Other comprehensive income — foreign currency translation adjustment	668	351	157

Comprehensive income (loss)	$(3,750)	$2,671	$(4,431)

See notes to consolidated financial statements.

CENTERPLATE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 30, 2003, DECEMBER 28, 2004, AND JANUARY 3, 2006

	Years Ended

	December 30,	December 28,	January 3,
	2003	2004	2006

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,418)	$2,320	$(4,588)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27,119	26,644	29,255
Amortization of deferred financing costs	6,906	1,814	3,474
Charge for impaired assets	831	411	1,375
Noncash compensation	64	—	—
Derivative noncash interest	—	2,001	(40)
Non-cash interest earned on restricted cash	—	—	(196)
Deferred tax change	(6,178)	(1,272)	(3,547)
(Gain) loss on disposition of assets	(69)	103	15
Other	668	351	157
Changes in assets and liabilities:
Decrease (increase) in assets:
Accounts receivable	(1,080)	(4,139)	(1,149)
Merchandise inventories	(1,183)	(1,684)	(303)
Prepaid expenses	(970)	7	174
Other assets	1,525	(1,412)	(423)
Increase (decrease) in liabilities:
Accounts payable	1,974	(617)	1,045
Accrued salaries and vacations	2,614	(60)	2,026
Liability for insurance	2,340	2,676	1,105
Accrued commissions and royalties	426	155	1,410
Other liabilities	(3,410)	1,141	(1,382)

Net cash provided by operating activities	27,159	28,439	28,408

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,904)	(7,969)	(14,712)
Proceeds from sale of property and equipment	585	809	338
Purchase of contract rights	(16,029)	(15,900)	(10,363)
Return of unamortized capital investment	—	16,531	—
Restricted cash	(22,048)	13,628	—

Net cash provided by (used in) investing activities	(45,396)	7,099	(24,737)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments — revolving loans	$(11,000)	$(4,000)	$—
Principal payments on long-term debt	(110,400)	—	(806)
Proceeds from issuance of long-term debt	65,000	—	107,500
Retirement of existing long-term borrowings	—	—	(65,000)
Proceeds from issuance of stock, net	151,517	—	—
Proceeds from issuance of subordinated notes	105,245	—	—
Payment of existing subordinated notes	(87,750)	(12,250)	—
Repurchase of stock	(71,440)	—	—
Proceeds from loans to related parties	1,241	—	—
Payments of debt issuance costs	(12,837)	(267)	—
Payments of financing costs	—	(504)	(7,266)
Increase (decrease) in bank overdrafts	1,282	1,666	(3,626)
Loans to related parties	(66)	—	—
Dividend payments	—	(18,335)	(17,840)

Net cash provided by (used in) financing activities	30,792	(33,690)	12,962

INCREASE IN CASH	12,555	1,848	16,633
CASH AND CASH EQUIVALENTS:
Beginning of year	10,374	22,929	24,777

End of year	$22,929	$24,777	$41,410

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$35,029	$22,209	$27,563

Income taxes paid	$72	$68	$31

SUPPLEMENTAL NON CASH FLOW INVESTING AND FINANCING ACTIVITIES:
Non-cash investing and financing activities:
Reduction in cost of net assets acquired due to the recognition of acquired tax assets	$—	$5,314	$—

Capital investment commitment	$—	$1,744	$200

Dividends declared and unpaid	$1,982	$1,487	$1,487

See notes to consolidated financial statements.

CENTERPLATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2003, DECEMBER 28, 2004 AND JANUARY 3, 2006

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
      The Company is in the business of providing specified concession services, including catering and novelty merchandise items at stadiums, sports arenas, convention centers and other entertainment facilities at various locations in the United States and Canada. At January 3, 2006, the Company had 135 contracts to provide these services which were generally obtained through competitive bids. In most instances, the Company has the right to provide these services in a particular location for a period of several years, with the duration of time often a function of the required investment in facilities or other financial considerations. The contracts vary in length generally from 1 to 20 years. Certain of the contracts contain renewal clauses.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      Principles of Consolidation — The consolidated financial statements include the accounts of Centerplate and its wholly owned subsidiary, Volume Services America, and its wholly owned subsidiaries, Volume Services and Service America. All significant intercompany transactions have been eliminated.
      Fiscal Year — The Company has adopted a 52-53 week period ending on the Tuesday closest to December 31 as its fiscal year end. The 2003 and 2004 fiscal years consisted of 52 weeks. The 2005 fiscal year consisted of 53 weeks.
      Cash and Cash Equivalents — The Company considers temporary cash investments purchased with an original maturity of three months or less to be cash equivalents.
      Restricted Cash — At December 28, 2004 and January 3, 2006 restricted cash included approximately $8,420,000 and $8,616,000, respectively, recorded in other long-term assets representing five months of interest on the Company’s subordinated notes, plus $2,500,000 and interest earned. Such funds are restricted from the Company’s use until term loans have been repaid.
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
      Merchandise Inventories — Merchandise inventories consist of food, beverage, team and other merchandise. Inventory is valued at the lower of cost or market, determined on the first-in, first-out basis. Merchandise inventory is net of a reserve of $202,000 and $169,000, respectively, as of December 28, 2004 and January 3, 2006.

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
      Contract Rights — Contract rights, net of accumulated amortization, consist primarily of certain direct incremental costs incurred by the Company in obtaining or renewing contracts with clients and the fair value of contract rights acquired in the acquisitions of Volume Services in 1995 and Service America in 1998. These costs are amortized over the contract life of each such contract, including optional renewal periods where the option to renew rests solely with the Company and management intends to exercise that option. Accumulated amortization was approximately $56,598,000 at December 28, 2004 and $66,728,000 at January 3, 2006. Amortization expense for fiscal 2006 through 2010 is estimated to be approximately $14,344,000, $13,301,000, $8,343,000, $7,338,000, and $6,488,000, respectively.
      Cost in Excess of Net Assets Acquired and Trademarks — As part of the acquisition of Service America Corporation in 1998, the Company recorded a reserve against the federal and state net operating losses and various tax credits which Service America had accumulated. The reserve was established based on the Company’s assessment of tax positions taken by Service America on prior tax returns and the potential effect of these items on net operating losses and tax credits. The Company determined that it was appropriate to recognize approximately $5,315,000 in tax benefits associated with the Service America pre-acquisition net operating loss carryforwards and federal tax credits in fiscal 2004 when the federal tax audits were concluded for the periods in which the Company used these net operating loss carryforwards and other tax benefits and accordingly reduced cost in excess of net assets acquired.
      In accordance with Statement of Financial Accounting Standards (“SFAS”) “Goodwill and Other Intangible Assets” No. 142 (“SFAS No. 142”), cost in excess of net assets acquired and trademarks are not subject to amortization, rather they are subject to at least an annual assessment for impairment by applying a fair value based test. The Company completed the impairment tests required by SFAS No. 142 on March 30, 2004 and March 29, 2005. The test did not result in an impairment charge. There have been no events since March 29, 2005 that would require the Company to reassess the carrying value of these assets.
      Deferred Financing Costs — Deferred financing costs are being amortized as interest expense over the life of the respective debt using the effective interest method. The Company incurred approximately $12,837,000 in deferred financing costs associated with the Income Deposit Securities (“IDSs”) issuance and 2003 credit facility in fiscal 2003. On April 1, 2005, the Company entered into a new Credit Agreement. Accordingly in fiscal 2005, approximately $1.2 million of deferred financing costs from the 2003 credit facility were written-off and approximately $7.3 million of deferred financing costs associated with the new credit agreement were recorded. At December 28, 2004 and January 3, 2006, accumulated amortization of the deferred financing costs was approximately $1,635,000 and $3,472,000, respectively.
      Impairment of Long-Lived Assets and Contract Rights — In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews long-lived assets and contract rights for impairment whenever events or changes in circumstances indicate that the book value of the asset group may not be recoverable. Accordingly, the Company estimates the future undiscounted cash flows expected to result from the use of the asset group and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset

CENTERPLATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
group, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets such as property and contract rights is based on the estimated fair value of the asset determined by future discounted net cash flows.
      Accounting Treatment for IDSs, Common Stock Owned by Initial Equity Investors and Derivative Financial Instruments — The Company’s IDSs include common stock and subordinated notes, the latter of which has three embedded derivative features. The embedded derivative features include a call option, a change of control put option, and a term-extending option on the notes. The call option allows the Company to repay the principal amount of the subordinated notes after the fifth anniversary of the issuance, provided that the Company also pays all of the interest that would have been paid during the initial 10-year term of the notes, discounted to the date of repayment at a risk-free rate. Under the change of control put option, the holders have the right to cause the Company to repay the subordinated notes at 101% of face value upon a change of control, as defined in the subordinated note agreement. The term-extending option allows the Company to unilaterally extend the term of the subordinated notes for two five-year periods at the end of the initial 10-year period provided that it is in compliance with the requirements of the indenture. The Company has accounted for these embedded derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. Based on SFAS No. 133, as amended and interpreted, the call option and the change of control put option are required to be separately valued. As of December 28, 2004 and January 3, 2006, these embedded derivatives were fair valued and determined to be insignificant. The term extending option was determined to be inseparable from the underlying subordinated notes. Accordingly, it will not be separately accounted for in the current or future periods.
      In connection with the Initial Public Offering (“IPO”) in December 2003, those investors who held stock prior to the IPO (the “Initial Equity Investors”) entered into an Amended and Restated Stockholders Agreement on December 10, 2003 with the Company (“Amended Stockholders Agreement”), which provides that, upon any post-offering sale of common stock by the Initial Equity Investors, at the option of the Initial Equity Investors, the Company will exchange a portion of it’s common stock for subordinated notes at an exchange rate of $9.30 principal amount of subordinated notes for each share of common stock (so that, after such exchange, the Initial Equity Investors will have shares of common stock and subordinated notes in the appropriate proportions to represent integral numbers of IDSs). In order to determine the number of shares of common stock that the Initial Equity Investors could convert into subordinated debt, the Company divided the exchange rate of $9.30 by the original issue price of the IDSs of $15.00 at December 4, 2003 (the quotient equals 0.62). This quotient was then multiplied by the total number of shares owned by the Initial Equity Investors (4,060,997 shares) to determine the number of IDSs that the Initial Equity Investors would own after conversion (2,517,817 IDSs, each comprised of one share of stock and a subordinated note). The number of shares owned by the Initial Equity Investors before conversion (4,060,997) was subtracted from the number of shares they would own after conversion (2,517,817) to determine the number of shares of common stock to be converted into subordinated debt (1,543,180 shares) at the exchange rate of $9.30 per share resulting in approximately $14.4 million described further below.
      The Company has concluded that the portion of the Initial Equity Investor’s common stock exchangeable for subordinated debt as calculated above should be classified on its consolidated balance sheet according to the guidance provided by Accounting Series Release No. 268 (FRR Section 211), “Redeemable Preferred Stocks”. Accordingly, at both December 28, 2004 and January 3, 2006, the Company has recorded approximately $14.4 million as “Common stock with conversion option exchangeable for subordinated debt” on the balance sheet. Because the Initial Equity Investors were not allowed to convert any shares into subordinated notes during the first 180 days after the IPO, a discount (initially $0.4 million) was applied to the amount recorded as “Common stock with conversion option exchangeable for subordinated debt” during this 180 day period. This discount was accreted to the face

CENTERPLATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amount due of approximately $14.4 million using the effective interest method over the life of the Initial Equity Investors’ minimum required 180-day holding period. The accretion of approximately $317,000 in fiscal 2004 was a deemed dividend to the Initial Equity Investors. In addition, the Company has determined that the option conveyed to the Initial Equity Investors to exchange common stock for subordinated debt in order to form IDSs is an embedded derivative in accordance with Paragraph 12 of SFAS No. 133. The Company has recorded a liability for the fair value of this embedded derivative of approximately $4.6 million as of January 3, 2006, a decrease of $0.04 million from December 28, 2004. This option is fair-valued each reporting period with the change in the fair value recorded in interest expense in the accompanying consolidated statement of operations.
      The common stock held by the Initial Equity Investors has been treated as a separate class of common stock for presentation of earnings per share at December 28, 2004, and January 3, 2006. Although the common stock held by the Initial Equity Investors is part of the same class of stock as the common stock included in the IDSs for purposes of Delaware corporate law, the right to convert that is granted in our Amended and Restated Stockholders Agreement as described above causes the stock held by the Initial Equity Investors to have features of a separate class of stock for accounting purposes. The deemed dividend as of December 28, 2004 of approximately $317,000 conveyed to the Initial Equity Investors discussed above requires a two class earnings per share calculation. Accordingly, the Company has shown separate earnings per share for the stock held by the Initial Equity Investors and the stock included in the IDSs.
      Insurance — At the beginning of fiscal 2002, the Company adopted a high deductible insurance program for general liability, auto liability, and workers’ compensation risk. Prior to that time, the Company had a premium-based insurance program for these programs. The Company self-insures the employee health plans. Management establishes a reserve for the high deductible and self-insurance considering a number of factors, including historical experience and an actuarial assessment of the liabilities for reported claims and claims incurred but not reported. The estimated liabilities for these programs, except for employee health insurance, are then discounted using rates between 2.18 percent and 4.02 percent at December 28, 2004 and 4.37 percent and 4.38 percent at January 3, 2006, to their present value based on expected loss payment patterns determined by experience. The total discounted high deductible liabilities recorded by the Company at December 28, 2004 and January 3, 2006 were $9,714,000 and $10,804,000, respectively. The related undiscounted amounts were $10,344,000 and $11,673,000, respectively.
      The employee health self-insurance liability is based on claims filed and estimates for claims incurred but not reported. The total liability recorded by the Company at December 28, 2004 and January 3, 2006 was $1,450,000 and $1,594,000, respectively.
      Cash Overdrafts — The Company has included in accounts payable on the accompanying consolidated balance sheets cash overdrafts totaling approximately $10,531,000 and $6,905,000 at December 28, 2004 and January 3, 2006, respectively.
      Dividends — Beginning in January of 2004, the Company has paid monthly dividends. The total liability recorded for dividends declared but unpaid as of December 28, 2004 and January 3, 2006 was approximately $1,487,000.
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

CENTERPLATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
incurred. Translation gains and losses arising from the use of differing exchange rates from year to year are included in accumulated other comprehensive income (loss).
      Transaction Related Expenses — Transaction related expenses in fiscal 2003 include certain expenses related to executive compensation associated with the IPO (see Note 4). Transaction related expenses in fiscal year 2005 consist of expenses incurred in connection with the contemplated follow-on offering to the IPO. Due to the decision in November 2005 to put the offering on hold, the Company determined that the work performed in connection with the intended offering no longer had value in any future transaction and accordingly expensed the costs (see Note 11).
      Interest — Interest expense for fiscal 2003 includes a non-cash charge of approximately $5.3 million for the early extinguishment of debt resulting from the refinancing of the Company’s credit agreement and $7.2 million in expenses related to the repurchase of the 1999 subordinated notes. Interest expense for fiscal 2004 includes $1.2 million in expenses, including $0.3 million of amortization expense, related to the repurchase of the remaining 1999 subordinated notes under the Company’s 1999 indenture. Included in interest expense for fiscal 2005 is $5.8 million in expenses related to entering into the Company’s new credit agreement on April 1, 2005. The $5.8 million includes a prepayment premium of approximately $4.6 million on the prior credit facility and a $1.2 million non-cash charge for the write-off of deferred financing costs. In addition, interest expense for fiscal 2005 includes a non-cash credit of $0.04 million related to the change in the fair value of our derivatives as compared to a non-cash charge of $2.0 million for fiscal 2004.
      Income Taxes — The benefit for income taxes includes federal, state and foreign taxes currently deferred, and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities and the future benefits of net operating loss carryforwards and tax credits. A valuation allowance is established for deferred tax assets when it is more likely than not that the benefits of such assets will not be realized.
      Segment Reporting — The combined operations of the Company, consisting of contracts to provide concession services, including catering and novelty merchandise items at stadiums, sports arenas, convention centers and other entertainment facilities, comprise one reportable segment.

CENTERPLATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Net Income (Loss) per Share — The common stock held by the Initial Equity Investors has been treated as a separate class of common stock for presentation of earnings per share. Basic and diluted earnings per share without conversion option is calculated by dividing net income (loss) available to common stockholders with or without the conversion option by the weighted average common shares (includes both shares with and without the conversion option). Basic and diluted earnings per share with conversion option is calculated by dividing net income (loss) available to common stockholders with or without the conversion option by the weighted average common shares (includes both shares with and without the conversion option) plus the accretion of the conversion option divided by the weighted average shares outstanding with conversion option. The following tables set forth the weighted average calculation for fiscal 2003 and the earnings per share calculation for the 2003, 2004 and 2005 fiscal years:

	Shares Outstanding				Weighted Average

	Shares				Shares	Shares
	without	Shares with	Total	Multiply by	without	with
	Conversion	Conversion	Shares	Weighted	Conversion	Conversion
	Option	Option	Outstanding	Average(1)	Option	Option	Total

Shares Outstanding as of 12/31/2002	13,612,829	—	13,612,829	93.1%	12,667,493	—	12,667,493
Conversion Option Granted(2)	(13,612,829)	13,612,829	—
Repurchase of Stock 12/05/03		(6,844,502)	(6,844,502)
Issuance of Common Stock 12/05/03	16,785,450	—	16,785,450

Total Shares Outstanding as of 12/05/03	16,785,450	6,768,327	23,553,777	3.1%	512,889	206,810	719,699
Repurchase of stock 12/16/03		(2,707,330)	(2,707,330)
Issuance of Common Stock 12/16/03	1,678,545	—	1,678,545

Total Shares Outstanding as of 12/16/03(3)	18,463,995	4,060,997	22,524,992	3.9%	718,044	157,928	875,972

Weighted Average Shares Outstanding as of 12/30/03					13,898,426	364,738	14,263,164

(1)	Weighted average based on number of days outstanding

(2)	Upon IPO existing stock was granted conversion option

(3)	No subsequent change in shares outstanding since this date

CENTERPLATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended December 30, 2003

	Income (Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(In thousands, except share data)
Net Loss	$(4,418)
Accretion of conversion option	—

Net Loss available to common stock with or without the conversion option	$(4,418)
Weighted Average Shares Outstanding with conversion option		364,738
Weighted Average Shares Outstanding without conversion option		13,898,426

Total Weighted Average Shares Outstanding		14,263,164
Basic and Diluted Net Loss per share with conversion option	$(4,418)	14,263,164	$(0.31)
Basic and Diluted Net Loss per share without conversion option	$(4,418)	14,263,164	$(0.31)

	Fiscal Year Ended December 28, 2004

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(In thousands, except share data)
Net Income	$2,320
Accretion of conversion option	(317)

Net Income available to common stock with or without the conversion option	$2,003
Weighted Average Shares Outstanding with conversion option		4,060,997
Weighted Average Shares Outstanding without conversion option		18,463,995

Total Weighted Average Shares Outstanding		22,524,992
Net Income available to common stock with or without the conversion option	$2,003	22,524,992	$0.09
Accretion of conversion option	$317	4,060,997	$0.08

Basic and Diluted Net Income per share with conversion option			$0.17
Basic and Diluted Net Income per share without conversion option	$2,003	22,524,992	$0.09

CENTERPLATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended January 3, 2006

	Income (Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Net Loss	$(4,588)
Accretion of conversion option	—

Net Loss available to common stock with or without the conversion option	$(4,588)
Weighted Average Shares Outstanding with conversion option		4,060,997
Weighted Average Shares Outstanding without conversion option		18,463,995

Total Weighted Average Shares Outstanding		22,524,992
Basic and Diluted Net Loss per share with conversion option	$(4,588)	22,524,992	$(0.20)
Basic and Diluted Net Loss per share without conversion option	$(4,588)	22,524,992	$(0.20)
      Reclassifications — Certain amounts in 2003 and 2004 have been reclassified, where applicable, to conform to the financial statement presentation used in 2005. In the Consolidated Statement of Cash Flows for the 53 weeks ended January 3, 2006, the Company presented changes in restricted cash balances as an investing activity. The Company previously presented such changes as a financing activity. In the accompany Consolidated Statements of Cash Flows for the 52 weeks ended December 28, 2004, the Company reclassified changes in restricted cash balances to be consistent with the 2005 presentation which resulted in a $13.6 million increase to investing cash flows and a corresponding decrease to financing cash flows from the amounts previously reported.
      Noncash Compensation — Prior to December 30, 2003 when all non-recourse loans were repaid (see Note 6), the Company had elected to follow the accounting provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees for Stock-Based Compensation. The Company had accounted for existing stock-based compensation relating to the non-recourse loans using the fair value method and applied the disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure”.
      New Accounting Standards — In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) required all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective for public companies beginning with the first annual period that begins after June 15, 2005. The Company has reviewed SFAS 123(R) for any impact; however, since the Company does not have any benefit plans which include share-based payments, SFAS 123(R) upon adoption will not have any impact on its consolidated financial position or consolidated results of operations.
      In March 2005, the FASB issued FIN No. 47 “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”) an interpretation of SFAS No. 143. FIN 47 clarifies the manner in which uncertainties concerning the timing and the method of settlement of an asset retirement obligation should be accounted for. In addition, FIN 47 clarifies the circumstances under which the fair value of an asset retirement obligation is considered subject to reasonable estimation. Fin 47 is effective no later than the end of fiscal years ending after December 15, 2005. The pronouncement did not have a material impact on the Company’s financial position or results of operations.

CENTERPLATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	SIGNIFICANT RISKS AND UNCERTAINTIES
      Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s most significant financial statement estimates include the estimate of the recoverability of contract rights and related assets, potential litigation claims and settlements, the liability for high-deductible and self-insured claims, the valuation allowance for deferred tax assets and the allowance for doubtful accounts. Actual results could differ from those estimates.
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
      Concentrations of credit risk with respect to accounts receivable are limited due to many customers comprising the Company’s customer base and their dispersion across different geographic areas. For the fiscal years ended December 30, 2003, December 28, 2004, and January 3, 2006, the Company had one contract that accounted for approximately 10.2%, 10.5%, and 9.8% of net sales, respectively.
      The Company’s revenues and earnings are dependent on various factors such as attendance levels and the number of games played by the professional sports teams which are tenants at facilities serviced by the Company, which can be favorably impacted if the teams qualify for post-season play, or adversely affected if there are stoppages such as strikes by players of the teams.

4.	DEBT
      Long-term debt consists of the following:

	2004	2005

	(In thousands)
Term Loans — 2003 Credit Agreement	$65,000	$—
Term Loans — 2005 Credit Agreement	—	106,694
Centerplate subordinated notes — Issued in 2003	105,245	105,245

	170,245	211,939
Less — current portion of long-term debt	—	1,075

Total long-term debt	$170,245	$210,864

      Initial Public Offering — On December 4, 2003, Centerplate’s registration statement on Form S-1 in respect of a proposed IPO of IDSs was declared effective by the Securities and Exchange Commission. Each IDS represents one share of common stock and a 13.5% subordinated note with a $5.70 principal amount and the proceeds were allocated to the underlying stock or subordinated notes based upon the relative fair values of each. Trading of the IDSs began on the American Stock Exchange on December 5, 2003 and on the Toronto Stock Exchange on December 8, 2003. On December 10, 2003, the IPO transaction closed and the Company simultaneously entered into a new senior credit facility (see 2003 Credit Agreement). From the IPO transaction, the Company raised approximately $251,800,000 on December 10, 2003 and an additional $25,200,000 on December 16, 2003 in connection with the underwriters’ over-allotment option.
      2003 Credit Agreement — On December 10, 2003, Volume Services America (the “Borrower”) entered into a credit agreement which provided for $65,000,000 in fixed rate term loans and a $50,000,000

CENTERPLATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
revolving credit facility (the “Revolving Credit Facility”). The term loans bore interest at a fixed rate of 7.24% and had a maturity date of June 10, 2008. The Revolving Credit Facility allowed the Company to borrow up to $50,000,000 and included a sub-limit of $35,000,000 for letters of credit which reduced availability under the Revolving Credit Facility and a sub-limit of $5,000,000 for Swingline Loans. Under the Swingline sub-limit, advances were provided for up to five business days and with respect to any loans not repaid prior to the fifth business day, they automatically converted to a revolver loan. Revolving loans had to be repaid at the Revolving Credit Facility maturity date and were subject to an annual clean-up period. During the annual clean-up period the revolving credit exposure was reduced to zero during at least one consecutive thirty day period beginning during fiscal 2004. The credit agreement provided that any letter of credit amounts outstanding as of the commencement of the annual clean-up period were permitted to remain outstanding during the annual clean-up period. The Revolving Credit Facility was scheduled to mature on December 10, 2006. On December 28, 2004 approximately $18,722,000 of letters of credit were outstanding but undrawn. Borrowings under the Revolving Credit Facility bore interest at floating rates based upon the interest rate option elected by the Company subject to adjustment based on the Company’s leverage ratio. At December 28, 2004, the Company had no outstanding revolving loans.
      As noted below in the section “2005 Credit Agreement”, the proceeds of the 2005 Credit Agreement were used in part to repay the outstanding term loans and revolving credit borrowings of the 2003 Credit Agreement in April of 2005.
      Subordinated Notes Issued in 2003 — During December 2003, as part of the IPO, Centerplate issued $105,245,000 in 13.5% subordinated notes. The notes mature on December 10, 2013 and are subject to extension by two successive five year terms at the Company’s option provided that certain financial conditions are met. Interest on the notes is payable on the twentieth day of each month. Such notes are unsecured, are subordinated to all the existing debt and any future debt of Volume Services America, and rank equally with all of the other debt of Volume Services America. Furthermore, the debts are jointly and severally guaranteed by all of the subsidiaries of Centerplate, except for certain non-wholly owned U.S. subsidiaries and one non-U.S. subsidiary.
      Under the indenture governing our subordinated notes, the Company may pay dividends on its common stock for any fiscal quarter in an amount up to one quarter of 85% of “excess cash” for the 12 months ended at the end of the last fiscal quarter. Excess cash is defined as Adjusted EBITDA minus the sum of cash interest expense and income tax expense. Notwithstanding the foregoing, the Company may not pay dividends during any period in which the Company has unpaid deferred interest on the subordinated notes or if a default or event of default under the indenture has occurred and is continuing or would be caused by such payment of dividends.
      Use of Proceeds — The proceeds of the term loans and notes issued in 2003 were combined with proceeds from the IPO and were used to (i) repay $116,828,000 outstanding under the 1998 Credit Agreement, (ii) repay $87,750,000 of Senior Subordinated Notes issued in 1999, (iii) establish cash reserves of $22,048,000 including $8,420,000 in long-term restricted cash (see Note 2, Restricted Cash) for the benefit of the new lenders and $13,628,000 to repurchase in fiscal 2004 the remaining Senior Subordinated Notes issued in 1999, (iv) repurchase common stock from the investors in the amount of $71,440,000 and (v) pay fees and expenses incurred in connection with the initial public offering, the 2003 Credit Agreement and the notes issued in 2003.
      2005 Credit Agreement — On April 1, 2005, the Company entered into a new credit agreement pursuant to which General Electric Capital Corporation (“GE Capital”) agreed to provide up to $215 million of senior secured financing. The financing is comprised of a $107.5 million term loan and a $107.5 million revolving credit facility (the “Credit Agreement”). The Credit Agreement bears interest at a floating rate equal to a margin over a defined prime rate of 1.25% for the term loan and 1.5% for the revolving credit facility or a percentage over the London Interbank Borrowing Rate (“LIBOR”) of 3.25%

CENTERPLATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
for the term loan and 3.5% for the revolving credit facility. The applicable margins for the revolving credit facility are subject to adjustment from 1.0% to 1.75% for loans based on a defined prime rate and from 3.0% to 3.75% for LIBOR loans based on our total leverage ratio. The proceeds of the term loan were used to repay the prior $65 million term loan, outstanding revolving loans of $23.25 million, as well as interest, related fees and expenses, including a prepayment premium of approximately $4.6 million on the term loan facility. The revolving portion of the Credit Agreement replaced the prior $50 million revolving credit facility and has a $35 million letter of credit sub-limit and a $10 million swing line loan sub-limit. At January 3, 2006, approximately $20,868,000 of letters of credit were outstanding but undrawn and the Company had no revolving loans outstanding.
      Under the Credit Agreement, the term loan facility matures sixty-six months from the date of closing, subject to quarterly amortization payments which began on July 1, 2005. The availability of funding under the new revolving credit facility also depends on the satisfaction of various financial and other conditions, including restrictions in the indenture governing the subordinated notes. The revolving credit facility will mature sixty months from the date of closing, and is subject to an annual thirty-day pay down requirement, exclusive of letters of credit and certain specified levels of permitted acquisition and service contract-related revolving credit advances. Similar to the prior credit facility, the new term loan and the new revolving credit facility are secured by substantially all of the Company’s assets and rank senior to the subordinated notes. The Credit Agreement contains customary events of default.
      The Credit Agreement contains various financial covenants and other requirements affecting the payment of interest on the Company’s subordinated notes and dividends on its common stock. Under the credit agreement the Company may not pay dividends if we fail to meet the following ratios:

•	Interest coverage ratio (Adjusted EBITDA to cash interest expense for the last 12 months) at least equal to 2.05 to 1.0 through fiscal 2006 and 2.00 to 1.00 thereafter;

•	A maximum total leverage ratio (net debt as of the date of determination to Adjusted EBITDA for the 12 months ended on such date) of 4.65 to 1.00; and

•	A maximum senior leverage ratio (net senior debt as of the date of determination to Adjusted EBITDA for the 12 months ending on such date) of 2.25 to 1.00 through fiscal 2006 and 2.15 to 1.00 thereafter.
      The Company must also maintain cash in our cash collateral account in an amount equal to at least 5 months of interest on the subordinated notes plus $2.5 million. As of January 3, 2006, the Company was in compliance with each of the applicable ratios and held at least the required minimum amount of cash in the cash collateral account.
      Under the terms of the financing, the Company paid to GE Capital approximately $4.4 million which included an annual administration fee of $0.1 million. In addition, the Company agreed to indemnify GE Capital and its affiliates against certain liabilities and expenses incurred by them in connection with the Credit Agreement and certain related matters.
      GE Capital is the managing member of the holder of approximately 6.5% of Centerplate’s common stock and, through such holder, is a party to the Amended Stockholders Agreement and the Registration Rights Agreement. Affiliates of GE Capital hold $30.0 million in principal amount of the revolving portion of the Credit Agreement. Affiliates of The Blackstone Group, L.P. (“Blackstone”) hold approximately 11.5% of the Company’s common stock and are also parties to the Amended Stockholders Agreement and the Registration Rights Agreement. Blackstone holds approximately $8.0 million in principal amount of the new term loan portion of the Credit Agreement. Affiliates of FMR Corp., which holds over 5% of our IDSs, hold approximately $6.4 million in principal amount of the term loan portion of the Credit Agreement.

CENTERPLATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Aggregate annual maturities of long-term debt at January 3, 2006 are as follows (in thousands):

2006	$1,075
2007	1,075
2008	1,075
2009	1,075
2010	102,394
Thereafter	105,245

Total	$211,939

5.	INCOME TAXES

	2004	2005

	(In thousands)
Deferred tax liabilities:
Intangibles (goodwill, contract rights and trademarks)	$(6,489)	$(6,407)
Differences between book and tax basis of property	(1,804)	(747)
Other	(445)	(1,628)

	(8,738)	(8,782)

Deferred tax assets:
Bad debt reserves	154	364
Inventory reserves	186	172
Other reserves and accrued liabilities	5,597	5,581
General business and AMT credit carryforwards	7,988	8,356
Accrued compensation and vacation	1,333	1,133
Net operating loss carryforward	6,977	10,220

	22,235	25,826
Net deferred tax asset	$13,497	$17,044

Net deferred tax asset is recognized as follows in the accompanying 2003 and 2004 consolidated balance sheets:
Current deferred tax asset	$5,238	$3,928
Noncurrent deferred tax asset	8,259	13,116

Net deferred tax asset	$13,497	$17,044

      At January 3, 2006, the Company has approximately $26,298,000 of federal net operating loss carryforwards. The net operating loss carryforwards expire in various periods between 2011 and 2025. The Company’s future ability to utilize its net operating loss carryforward is limited to some extent by Section 382 of the Internal Revenue Code of 1986, as amended. At January 3, 2006, the Company has approximately $8,356,000 of federal tax credit carryforwards. These carryforwards expire in various periods between 2007 and 2025.
      At January 3, 2006, the Company did not have a valuation allowance related to the deferred tax assets. Management believes that, based on a number of factors, the available objective evidence creates sufficient certainty regarding the realizability of these assets. The amount of net deferred tax assets considered realizable, however, could be reduced in the near term based on changing conditions.

CENTERPLATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of the benefit for income taxes on income (loss) are as follows (in thousands):

	Fiscal Year Ended

	December 30,	December 28,	January 3,
	2003	2004	2006

	(In thousands)
Current provision (benefit)	$(159)	$305	$(306)
Deferred benefit	(6,178)	(1,272)	(3,547)

Total benefit for income taxes	$(6,337)	$(967)	$(3,853)

      A reconciliation of the provision for income taxes to the federal statutory rate follows:

	Fiscal Year Ended

	December 30,	December 28,	January 3,
	2003	2004	2006

Statutory rate	(34)%	34%	(34)%
Differences:
State income taxes	(4)	20	(6)
Nondeductible expenses (meals and entertainment)	1	9	1
Adjustment to valuation allowance	(9)
Non-cash interest expense	—	51	—
Federal tax credits	(13)	(143)	(4)
Reserve for tax audit	—	(44)
Change in effective state tax rate			(4)
Other	(1)	—	1

Total benefit for income taxes	(59)%	(73)%	(46)%

      The Company has accounted for its issuance of IDS units in December 2003 as representing shares of common stock and the 2003 Senior Subordinated Notes (see Note 4), by allocating the proceeds for each IDS unit to the underlying stock or Senior Subordinated Note based upon the relative fair values of each. Accordingly, the portion of the aggregate IDSs outstanding that represents Senior Subordinated Notes has been accounted for by the Company as long-term debt bearing a stated interest rate of 13.5% maturing on December 10, 2013. During the year ended January 3, 2006, the Company deducted interest expense of approximately $14,208,000 on the Senior Subordinated Notes from taxable income for U.S. federal and state income tax purposes. There can be no assurances that the Internal Revenue Service or the courts will not seek to challenge the treatment of these notes as debt or the amount of interest expense deducted, although to date the Company has not been notified that the notes should be treated as equity rather than debt for U.S. federal and state income tax purposes. If the notes were reclassified as equity the cumulative interest expense associated with the notes of approximately $29,245,000 would not be deductible from taxable income. The additional tax due to the federal and state authorities for the year ended January 3, 2006 would be approximately $154,000 based on the Company’s estimate that it will be able to utilize net operating losses and tax credits to offset a portion of the tax liability. Since issuance of the IDS units in December 2003, the cumulative amount of additional tax due to the federal and state authorities would be approximately $1,886,000 based on the Company’s estimate that it will be able to utilize net operating losses and tax credits to offset a portion of the tax liability. Such reclassification, however, would also cause the Company to utilize at a faster rate more of its deferred tax assets than it otherwise would. The Company has not recorded a liability for the potential disallowance of this deduction.

CENTERPLATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	EQUITY TRANSACTIONS
      Non-cash Compensation — During fiscal 2000, certain management employees purchased units in the two partnerships which hold a direct and an indirect ownership interest, respectively, in the Company which were used to repurchase partnership interests from former members of management of the Company. These purchases were financed with nonrecourse loans from the Company. The terms of the purchase agreements were such that the purchase of these units is a variable plan, which required the Company to revalue the units at each measurement date for changes in the fair value of the units. The related compensation expense was recorded in selling, general, and administrative expenses in the statement of operations for fiscal year 2003. As of December 30, 2003, all non-recourse loans were repaid.

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS
      The estimated fair value of financial instruments and related underlying assumptions are as follows:
      Long-Term Debt — In December 2003, in connection with the IPO and the refinancing of the Credit Agreement (see Note 4), the Company issued subordinated notes in the amount of $105,245,000 bearing a fixed interest rate of 13.5%. In April 2005, the Company entered into a credit agreement comprised of a $107.5 million term loan and a $107.5 million revolving credit facility. The term loan bears interest at a floating rate equal to a margin over a defined prime rate of 1.25% or a percentage over the LIBOR of 3.25%. No revolver loans were outstanding at January 3, 2006. As of January 3, 2006, there is no market or quotable price for the Company’s subordinated notes or term loans; therefore, it is not practicable to estimate the fair value of the debt. The term loan bears interest at a variable rate and the fair value is estimated at par. The table presents principal cash flows and related average rates as of January 3, 2006:

	2006	2007	2008	2009	2010	Thereafter	Total

	(Dollars in millions)
Long term debt:
Fixed rate debt:
Represented by IDSs	—	—	—	—	—	$105.2	$105.2
Average interest rate	—	—	—	—	—	13.50%	—
Variable rate debt:
Term Loans	$1.1	$1.1	$1.1	$1.1	$102.3	—	$106.7
Average interest rate	8.29%	8.40%	8.40%	8.40%	8.40%	—	—
      Current Assets and Current Liabilities — The Company estimates the carrying value of current assets and liabilities to approximate their fair value based upon the nature of the financial instruments and their relatively short duration.

8.	COMMITMENTS AND CONTINGENCIES
      Leases and Client Contracts — The Company operates primarily at its clients’ premises pursuant to written contracts. The length of a contract generally ranges from 1 to 20 years. Certain of these client contracts provide for payment by the Company to the client for both fixed and variable commissions and royalties. Aggregate commission and royalty expense under these agreements was $208,611,000, $202,255,000, and $210,209,000 for fiscal years 2003, 2004, and 2005, respectively. Minimum guaranteed commission and royalty expense was approximately $7,818,000, $8,267,000, and $9,650,000 for fiscal years 2003, 2004, and 2005 respectively.
      The Company leases its corporate headquarters and certain offices and other equipment under varying lease terms which are noncancelable. In addition, the Company has numerous month-to-month leases.

CENTERPLATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Rent expense was approximately $1,151,000, $1,054,000 and $1,102,000 in fiscal 2003, fiscal 2004, and fiscal 2005, respectively.
      Future minimum commitments for all operating leases and minimum commissions and royalties due under client contracts are as follows:

	Operating	Commissions
Year	Leases	and Royalties

	(In thousands)
2006	$745	$8,422
2007	463	5,857
2008	280	5,701
2009	89	5,630
2010	—	4,413
Thereafter	—	17,673

Total	$1,577	$47,696

      Employment Contracts — The Company has employment agreements and arrangements with its executive officers and certain management and other personnel. The agreements generally continue until terminated by the executive or the Company, and provide for severance payments under certain circumstances. The agreements generally include a covenant against competition with the Company, which extends for a period of time after termination for any reason. As of January 3, 2006, if all of the employees under contract were to be terminated by the Company without good cause (as defined) under these contracts, the Company’s liability would be approximately $6.5 million.
      Commitments — Pursuant to its contracts with various clients, the Company is committed to spend approximately $10.2 million during 2006 and $1.0 million during 2007 for property and equipment and contract rights.
      At January 3, 2006, the Company has $6,242,000 of letters of credit collateralizing the Company’s performance and other bonds, and $13,053,000 in letters of credit collateralizing the high deductible self-insurance reserves of the Company, and $1,573,000 in other letters of credit.
      As of January 3, 2006, the Company has long-term insurance liabilities and other long-term liabilities of approximately $5,874,000 and $510,000, respectively, which were estimated to become payable as follows:

	2006	2007	2008	2009	2010	Thereafter	Total

	(In thousands)
Insurance	1,984	1,611	1,321	436	260	262	5,874
Other	50	230	148	41	41	0	510

Total	$2,034	$1,841	$1,469	$477	$260	$262	$6,384

      Litigation — We are from time to time involved in various legal proceedings incidental to the conduct of our business. As previously reported, two private corporations, Pharmacia Corp. (“Pharmacia”) and Solutia Inc. (“Solutia”), asserted a claim in the United States District Court for the Southern District of Illinois (the “Court”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) against Service America, and other parties for contribution to address past and future remediation costs at a site in Illinois. The site allegedly was used by, among others, a waste disposal business related to a predecessor for which Service America allegedly is responsible. In addition, the United States Environmental Protection Agency (the “EPA”), asserting authority under CERCLA,

CENTERPLATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
recently issued a unilateral administrative order concerning the same Illinois site naming approximately 75 entities as respondents, including the plaintiffs in the CERCLA lawsuit against Service America and the waste disposal business for which the plaintiffs allege Service America is responsible.
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
      In August 2005, Service America received a letter from the United States Department of Justice (the “DOJ”) stating that the DOJ intended to file suit against approximately 30 entities, including, Pharmacia and Service America, on behalf of the EPA, seeking reimbursement for amounts that have been and that will be incurred in cleaning up the site in Illinois. In the same letter, the DOJ also expressed its hope to resolve this matter without any litigation and asked the parties to execute a tolling agreement through August 2006 to allow time for the parties to reach a resolution without litigation. Service America tendered defense of the potential DOJ action to Pharmacia under the Settlement Agreement and Pharmacia has confirmed that it will defend and fully indemnify Service America against the potential DOJ claim.
      On February 21, 2006, Service America received another letter from the DOJ regarding the potential DOJ claim. In the February 21 letter, the Justice Department urged all of the potentially responsible parties to reach agreement amongst themselves as to allocation of the government’s clean-up costs by April 1, 2006. Again, Service America immediately tendered the DOJ’s February 21, 2006 letter to counsel for Pharmacia in accordance with Pharmacia’s agreement to defend and indemnify Service America regarding the potential claim.
      As previously reported in our 2004 Annual Report on Form 10-K, in May 2003 a purported class action entitled Holden v. Volume Services America, Inc. et al. was filed against us in the Superior Court of California for the County of Orange by a former employee at one of the California stadiums we serve alleging violations of local overtime wage, rest and meal period and related laws with respect to this employee and others purportedly similarly situated at any and all of the facilities we serve in California. The purported class action sought compensatory, special and punitive damages in unspecified amounts, penalties under the applicable local laws and injunctions against the alleged illegal acts. On December 8, 2005, we executed an agreement to settle this claim. The proposed settlement received preliminary court approval on February 27, 2006 but remains subject to final court approval. The final fairness hearing regarding the proposed settlement is scheduled for June 2006.
      In August 2004, a second purported class action, Perez v. Volume Services Inc, d/b/a Centerplate, was filed in the Superior Court for Yolo County, California. Perez makes substantially identical allegations to those in Holden.Consequently, we filed a Demurer and the case was stayed on November 9, 2004 pending the resolution of Holden. In February 2006, the parties stipulated to add Celeste Perez as a named plaintiff in the Holden suit and the Perez case was dismissed. Accordingly, Ms. Perez’ claims will now be resolved in connection with the Holden case.

CENTERPLATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Management Fees — Certain administrative and management functions were provided to the Company by the Blackstone Group and GE Capital through monitoring agreements. The Company paid Blackstone Management Partners II L.P., an affiliate of Blackstone, a fee of $236,000 in fiscal 2003. GE Capital was paid management fees of $158,000 in fiscal 2003. Such amounts are included in selling, general and administrative expenses. These fees were ceased upon the closing of the IPO.
      In fiscal 2003, Blackstone Group was paid an $875,000 arrangers fee in connection with the IPO. A portion of this amount was capitalized on the Company’s balance sheet as deferred financing costs with the remainder charged to Additional Paid in Capital. See (Note 12).
      Leasing Services — GE Capital and its affiliates provide leasing and financing services to the Company. Payments to GE Capital and its affiliates for fiscal years 2003, 2004, and 2005 for such services, net of discounts earned, were approximately $47,000, $36,000, and $20,000, respectively, and are included in selling, general and administrative expenses.
      Credit Agreement — The Company entered into a Credit Agreement on April 1, 2005 pursuant to which GE Capital agreed to provide up to $215 million of senior secured financing to the Company (see Note 4). In fiscal 2005, the Company paid GE Capital approximately $4.4 million in fees related to the refinancing of the senior credit facility. These fees were capitalized and are being amortized over the life of the senior credit facility. The Company also paid GE Capital $6.5 million in interest expense under the Credit Agreement. These payments were recorded in interest expense. In fiscal 2004, the company paid $100,000 in related fees to GE Capital. The payment was recorded as Deferred Financing Costs (see Note 2 ).

10.	BENEFIT PLANS
      The Volume Services America 401(k) defined contribution plan covers substantially all the Company’s employees. Employees may contribute up to 50 percent of their eligible earnings and the Company will match 25 percent of employee contributions up to the first six percent of employee compensation (except for those employees designated as highly compensated where the Company will match up to the first four percent), with an additional discretionary match up to 50 percent as determined by the board of directors. The Company’s contributions to the plan were approximately $314,000 in fiscal 2003, $322,000 in fiscal 2004, and $327,000 in fiscal 2005.
      Multi-Employer Pension Plans — Certain of the Company’s union employees are covered by multi-employer defined benefit pension plans administered by unions. Under the Employee Retirement Income Security Act (“ERISA”), as amended, an employer upon withdrawal from a multi-employer pension plan is required to continue funding its proportionate share of the plan’s unfunded vested benefits. Amounts charged to expense and contributed to the plans were $789,000, $967,000, and $975,000 in fiscal 2003, 2004, and 2005, respectively.
      Annual Bonus Plan — The Company maintains a discretionary annual bonus plan subject to the board of directors’ approval whereby general managers and senior management personnel qualify for bonus

CENTERPLATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
payments in the event that the Company has exceeded certain financial performance targets determined on an annual basis.
      Long-Term Performance Plan — The Company adopted a Long-Term Performance Plan (“the Plan”) at a special meeting of securityholders held on October 13, 2004. The Plan replaces a Long-Term Incentive Plan (“LTIP”) that was adopted in connection with the IPO. No awards were vested, accrued or granted under the LTIP prior to its termination.
      The purpose of the Plan is to further the Company’s growth and financial success by offering cash performance incentives to those employees whose responsibilities and decisions directly affect the Company’s success. Officers for whom compensation is required to be reported in our proxy statement are eligible to participate in the Plan. Awards may also be made to other key employees and members of senior management. No more than 50 employees may have outstanding awards at any time.
      Awards under the Plan are based upon a participant’s attainment of certain performance goals, which are generally measured over a three-year performance period. Target awards will be paid upon a participant’s attainment of certain performance objectives with respect to the specified performance goals. Target awards are generally expressed as a percentage of the participant’s total compensation in the final year of the applicable performance period. As of January 3, 2006, no awards were vested, accrued or granted under the Plan.

11.	DEMAND FOR REGISTRATION
      Under the Registration Rights Agreement, dated December 10, 2003, between the Company and the Initial Equity Investors, the Company agreed to file a registration statement and undertake a public offering of the remaining interests of the Initial Equity Investors in the Company upon written demand from the Initial Equity Owners. In June 2004, the Initial Equity Investors exercised their demand registration rights. The Company has agreed to pay all costs and expenses in connection with such registration, except underwriting discounts and commissions applicable to the securities sold. From the second quarter of fiscal 2004 until the fourth quarter of fiscal 2005, the Company and the Initial Equity investors regularly reviewed, revised and discussed the documentation necessary to conduct the offering. In the fourth quarter of fiscal 2005, the Initial Equity Investors informed the Company that due to various factors, including soft market conditions, the offering should be put on hold.

12.	SUBSEQUENT EVENTS
      In January 2006, the Company retained Blackstone to provide advisory services in connection with its corporate direction and various contracts. For these services, Blackstone will receive a fee of $250,000 through mid May 2006, and will receive an additional $50,000 per month for any services performed thereafter.
      On March 2, 2006, the Company announced the resignation of Paul W. MacPhail as Chairman and Chief Executive Officer and the election of Janet L. Steinmayer and David M. Williams as Chief Executive Officer and Chairman of the board of directors, respectively.

CENTERPLATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
      Quarterly operating results for the years ended December 28, 2004 and January 3, 2006 are as follows:

	First	Second	Third	Fourth
Year Ended December 28, 2004	Quarter	Quarter	Quarter	Quarter	Total

	(In thousands, except per share data)
Net sales	$98,236	$173,725	$201,066	$134,127	$607,154
Cost of sales	82,147	140,546	161,933	107,836	492,462

Gross profit	16,089	33,179	39,133	26,291	114,692
Selling, general, and administrative	13,547	15,596	17,514	14,883	61,540
Depreciation and amortization	6,878	6,601	6,656	6,509	26,644
Contract related losses	—	121	—	290	411

Operating income (loss)	(4,336)	10,861	14,963	4,609	26,097
Interest expense, net	6,976	7,052	4,759	6,223	25,010
Other income, net	(57)	(38)	(75)	(96)	(266)

Income (loss) before income taxes	(11,255)	3,847	10,279	(1,518)	1,353
Income tax provision (benefit)	(2,078)	(1,547)	4,546	(1,888)	(967)

Net income (loss)	(9,177)	5,394	5,733	370	2,320
Accretion of conversion option	(175)	(142)	—	—	(317)

Net income (loss) available to common stockholders with or without the conversion option	$(9,352)	$5,252	$5,733	$370	$2,003

Basic and Diluted Net Income (Loss) per share with conversion option	$(0.37)	$0.27	$0.25	$0.02	$0.17

Basic and Diluted Net Income (Loss) per share without conversion option	$(0.42)	$0.23	$0.25	$0.02	$0.09

CENTERPLATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
Year Ended January 3, 2006	Quarter	Quarter	Quarter	Quarter	Total

	(In thousands, except per share data)
Net sales	$107,220	$182,071	$208,619	$145,202	$643,112
Cost of sales	89,031	146,410	166,297	117,657	519,395

Gross profit	18,189	35,661	42,322	27,545	123,717
Selling, general, and administrative	15,766	17,884	19,738	18,017	71,405
Depreciation and amortization	6,805	7,296	7,332	7,822	29,255
Transaction related expenses(1)	—	—	—	1,006	1,006
Contract related losses	—	—	280	89	369

Operating income (loss)	(4,382)	10,481	14,972	611	21,682
Interest expense, net(2)	5,400	13,123	6,955	5,796	31,274
Other income, net	(86)	(219)	(322)	(524)	(1,151)

Income (loss) before income taxes	(9,696)	(2,423)	8,339	(4,661)	(8,441)
Income tax provision (benefit)	(5,263)	50	3,827	(2,467)	(3,853)

Net income (loss)	(4,433)	(2,473)	4,512	(2,194)	(4,588)
Accretion of conversion option	—	—	—	—	—

Net income (loss) available to common stockholders with or without the conversion option	$(4,433)	$(2,473)	$4,512	$(2,194)	$(4,588)

Basic and Diluted Net Income (Loss) per share with conversion option	$(0.20)	$(0.11)	$0.20	$(0.10)	$(0.20)

Basic and Diluted Net Income (Loss) per share without conversion option	$(0.20)	$(0.11)	$0.20	$(0.10)	$(0.20)

(1)	Reflects the write-off of costs associated with a contemplated follow-on offering to the Company’s 2003 IPO.

(2)	Included in interest expense in the second quarter is $5.8 million in expenses related to refinancing the Company’s senior credit facility.

CENTERPLATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	NON-GUARANTOR SUBSIDIARIES FINANCIAL STATEMENTS
      The $105,245,000 in 13.5% Senior Subordinated Notes are jointly and severally guaranteed by each of Centerplate’s direct and indirect wholly owned subsidiaries, except for certain non-wholly owned U.S. subsidiaries and one non-U.S. subsidiary. The following table sets forth the condensed consolidating financial statements of Centerplate as of and for the periods ended December 28, 2004 and January 3, 2006 (in the case of the balance sheet) and for the years ended December 30, 2003, December 28, 2004 and January 3, 2006 (in the case of the statement of operations and the cash flows):

Consolidating Condensed Statement of Operations and Comprehensive Income (Loss), Year Ended December 30, 2003

		Combined	Combined
		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net sales	$—	$579,329	$36,728	$—	$616,057
Cost of sales	—	472,706	31,280	—	503,986
Selling, general, and administrative	57	55,653	3,881	—	59,591
Depreciation and amortization	116	26,192	811	—	27,119
Transaction related expenses	—	2,577	—	—	2,577
Contract related losses	—	647	184	—	831

Operating income (loss)	(173)	21,554	572	—	21,953
Interest expense	42	32,721	—	—	32,763
Other income, net	(4)	(43)	(8)	—	(55)

Income (loss) before income taxes	(211)	(11,124)	580	—	(10,755)
Income tax provision (benefit)	586	(6,927)	4	—	(6,337)
Equity in earnings of subsidiaries	(3,621)	—	—	3,621	—

Net income (loss)	(4,418)	(4,197)	576	3,621	(4,418)
Other comprehensive income foreign currency translation adjustment	—	—	668	—	668

Comprehensive income (loss)	$(4,418)	$(4,197)	$1,244	$3,621	$(3,750)

CENTERPLATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Statement of Cash Flows, Year Ended December 30, 2003

		Combined	Combined
		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Consolidated

	(In thousands)
Cash flows from operating activities	$852	$24,877	$1,430	$27,159

Cash flows from investing activities:
Purchase of property and equipment	—	(6,507)	(1,397)	(7,904)
Proceeds from sale of property and equipment	—	585	—	585
Purchase of contract rights		(16,029)	—	(16,029)
Restricted cash	—	(22,048)	—	(22,048)

Net cash used in investing activities	—	(43,999)	(1,397)	(45,396)

Cash flows from financing activities:
Net payments — revolving loans	—	(11,000)	—	(11,000)
Principal payments on long-term debt	—	(110,400)	—	(110,400)
Proceeds from issuance of long-term debt	—	65,000	—	65,000
Proceeds from issuance of stock, net	151,517	—	—	151,517
Proceeds from issuance of subordinated notes	105,245	—	—	105,245
Payment of existing subordinated notes	—	(87,750)	—	(87,750)
Repurchase of common stock	(71,440)	—	—	(71,440)
Proceeds from loans to related parties	1,241	—	—	1,241
Payment of debt issuance costs	(11,417)	(1,420)	—	(12,837)
Increase in bank overdrafts	—	1,282	—	1,282
Loans to related parties	(66)	—	—	(66)
Change in intercompany, net	(175,928)	175,952	(24)	—

Net cash provided by (used in) financing activities	(848)	31,664	(24)	30,792

Increase in cash	4	12,542	9	12,555
Cash and cash equivalents:
Beginning of year	188	9,962	224	10,374

End of year	$192	$22,504	$233	$22,929

CENTERPLATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Balance Sheet, December 28, 2004

		Combined	Combined
		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$195	$24,142	$440	$—	$24,777
Accounts receivable	—	19,840	2,036	—	21,876
Other current assets	7	23,724	1,371	—	25,102

Total current assets	202	67,706	3,847	—	71,755
Property and equipment	—	44,591	3,631	—	48,222
Contract rights, net	253	86,908	820	—	87,981
Cost in excess of net assets acquired, net	6,974	34,168	—	—	41,142
Intercompany receivable (payable)	152,899	(147,525)	(5,374)	—	—
Investment in subsidiaries	(5,712)	—	—	5,712	—
Other assets	9,462	39,567	917	—	49,946

Total assets	$164,078	$125,415	$3,841	$5,712	$299,046

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities	$6,607	$60,669	$2,967	$—	$70,243
Long-term debt	105,245	65,000	—	—	170,245
Other liabilities	—	6,332	—	—	6,332

Total liabilities	111,852	132,001	2,967	—	246,820

Common stock with conversion option, par value $0.01 exchangeable for subordinated debt, net of discount	14,352	—	—	—	14,352
Stockholders’ equity (deficiency):
Common stock	400	—	—	—	400
Additional paid-in capital	218,331	—	—	—	218,331
Accumulated deficit	(60,492)	(6,586)	299	6,287	(60,492)
Treasury stock and other	(120,365)	—	575	(575)	(120,365)

Total stockholders’ equity (deficiency)	37,874	(6,586)	874	5,712	37,874

Total liabilities and stockholders’ equity (deficiency)	$164,078	$125,415	$3,841	$5,712	$299,046

CENTERPLATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Statement of Operations and Comprehensive Income, Year Ended December 28, 2004

		Combined	Combined
		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net sales	$—	$566,653	$40,501	$—	$607,154
Cost of sales	—	458,692	33,770	—	492,462
Selling, general, and administrative	1,184	55,294	5,062	—	61,540
Depreciation and amortization	109	25,484	1,051	—	26,644
Contract related losses	—	411	—	—	411

Operating income (loss)	(1,293)	26,772	618	—	26,097
Interest expense	17,408	7,602	—	—	25,010
Intercompany interest, net	(15,611)	15,611	—	—	—
Other income, net	(4)	(258)	(4)	—	(266)

Income (loss) before income taxes	(3,086)	3,817	622	—	1,353
Income tax benefit	(945)	(22)	—	—	(967)
Equity in earnings of subsidiaries	4,461	—	—	(4,461)	—

Net income	2,320	3,839	622	(4,461)	2,320
Accretion of conversion option	(317)	—	—	—	(317)

Net income available to common stock with or without conversion option	$2,003	$3,839	$622	$(4,461)	$2,003

Net income	2,320	3,839	622	(4,461)	2,320
Other comprehensive income foreign currency translation adjustment	—	—	351	—	351

Comprehensive income	$2,320	$3,839	$973	$(4,461)	$2,671

CENTERPLATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Statement of Cash Flows, Year Ended December 28, 2004

		Combined	Combined
		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Consolidated

	(In thousands)
Cash flows Provided by (used in) operating activities	$(456)	$25,916	$2,979	$28,439

Cash flows from investing activities:
Purchase of property and equipment	—	(6,987)	(982)	(7,969)
Proceeds from sale of property and equipment	—	702	107	809
Contract rights acquired, net	—	(15,900)	—	(15,900)
Return of unamortized capital investment	—	16,531	—	16,531
Restricted cash	—	13,628	—	13,628

Net cash provided by (used in) investing activities	—	7,974	(875)	7,099

Cash flows from financing activities:
Net repayments — revolving loans	—	(4,000)	—	(4,000)
Payment of existing subordinated notes	—	(12,250)	—	(12,250)
Payment of debt issuance costs	(267)	—	—	(267)
Payments of financing costs	(263)	(241)	—	(504)
Increase in bank overdrafts	—	1,666	—	1,666
Dividend payments	(18,335)	—	—	(18,335)
Change in intercompany, net	19,324	(17,427)	(1,897)	—

Net cash provided by (used in) financing activities	459	(32,252)	(1,897)	(33,690)

Increase in cash	3	1,638	207	1,848
Cash and cash equivalents:
Beginning of year	192	22,504	233	22,929

End of year	$195	$24,142	$440	$24,777

CENTERPLATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Balance Sheet, January 3, 2006

		Combined	Combined
		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$199	$39,612	$1,599	$—	$41,410
Accounts receivable	—	21,861	1,598	—	23,459
Other current assets	7	22,471	1,443	—	23,921

Total current assets	206	83,944	4,640	—	88,790
Property and equipment	—	46,269	3,456	—	49,725
Contract rights, net	147	79,758	652	—	80,557
Cost in excess of net assets acquired, net	6,974	34,168	—	—	41,142
Intercompany receivable (payable)	134,674	(130,765)	(3,909)	—	—
Investment in subsidiaries	(8,747)	—	—	8,747	—
Other assets	8,511	48,316	984	—	57,811

Total assets	$141,765	$161,690	$5,823	$8,747	$318,025

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities	$6,565	$61,573	$2,684	$—	$70,822
Long-term debt	105,245	105,619	—	—	210,864
Other liabilities	—	6,384	—	—	6,384

Total liabilities	111,810	173,576	2,684	—	288,070

Common stock with conversion option, par value $0.01 exchangeable for subordinated debt, net of discount	14,352	—	—	—	14,352
Stockholders’ equity (deficiency):
Common stock	400	—	—	—	400
Additional paid-in capital	218,331	—	—	—	218,331
Accumulated deficit	(82,920)	(11,886)	2,407	9,479	(82,920)
Treasury stock and other	(120,208)	—	732	(732)	(120,208)

Total stockholders’ equity (deficiency)	15,603	(11,886)	3,139	8,747	15,603

Total liabilities and stockholders’ equity (deficiency)	$141,765	$161,690	$5,823	$8,747	$318,025

CENTERPLATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Statement of Operations and Comprehensive Income (Loss), Year Ended January 3, 2006

		Combined	Combined
		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net sales	$—	$594,146	$48,966	$—	$643,112
Cost of sales	—	478,677	40,718	—	519,395
Selling, general, and administrative	1,146	65,380	4,879	—	71,405
Depreciation and amortization	106	27,875	1,274	—	29,255
Transaction related expenses	1,006	—	—	—	1,006
Contract related losses	—	369	—	—	369

Operating income (loss)	(2,258)	21,845	2,095	—	21,682
Interest expense	15,367	15,907	—	—	31,274
Intercompany interest, net	(15,876)	15,876	—	—	—
Other income, net	(4)	(1,134)	(13)	—	(1,151)

Income (loss) before income taxes	(1,745)	(8,804)	2,108	—	(8,441)
Income tax benefit	(349)	(3,504)	—	—	(3,853)
Equity in earnings of subsidiaries	(3,192)	—	—	3,192	—

Net income (loss)	(4,588)	(5,300)	2,108	3,192	(4,588)
Accretion of conversion option	—	—	—	—	—

Net income (loss) available to common stock with or without conversion option	(4,588)	(5,300)	2,108	3,192	(4,588)

Net income (loss)	(4,588)	(5,300)	2,108	3,192	(4,588)
Other comprehensive income foreign currency translation adjustment	—	—	157	—	157

Comprehensive income (loss)	$(4,588)	$(5,300)	$2,265	$3,192	$(4,431)

CENTERPLATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Statement of Cash Flows, Year Ended January 3, 2006

		Combined	Combined
		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Consolidated

	(In thousands)
Cash flows Provided by (used in) operating activities	$(381)	$25,276	$3,513	$28,408

Cash flows from investing activities:
Purchase of property and equipment	—	(13,823)	(889)	(14,712)
Proceeds from sale of property, plant and equipment	—	338	—	338
Contract rights acquired, net	—	(10,363)	—	(10,363)

Net cash used in investing activities	—	(23,848)	(889)	(24,737)

Cash flows from financing activities:
Principal payments on long-term debt	—	(806)	—	(806)
Proceeds from long-term borrowings	—	107,500	—	107,500
Retirement of existing long-term borrowings	—	(65,000)	—	(65,000)
Payments of financing costs	—	(7,266)	—	(7,266)
Decrease in bank overdrafts	—	(3,626)	—	(3,626)
Change in intercompany, net	18,225	(16,760)	(1,465)	—
Dividend payments	(17,840)	—	—	(17,840)

Net cash provided by (used in) financing activities	385	14,042	(1,465)	12,962

Increase in cash	4	15,470	1,159	16,633
Cash and cash equivalents:
Beginning of period	195	24,142	440	24,777

End of period	$199	$39,612	$1,599	$41,410

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our report under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 3, 2006. Based upon that evaluation and subject to the foregoing, our chief executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.
      Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2005 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
      Management assessed the effectiveness of Centerplate’s internal control over financial reporting as of January 3, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.
      Based on its assessment, management believes that, as of January 3, 2006, our internal control over financial reporting is effective. The independent registered public accounting firm that audited our financial statements has issued an audit report on our assessment of our internal control over financial reporting, which immediately follows.

Report of Independent Registered Public Accounting Firm.
To the Board of Directors and Stockholders of Centerplate, Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Centerplate, Inc. (the “Company”) maintained effective internal control over financial reporting as of January 3, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 3, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 3, 2006 of the Company and our report dated March 15, 2006 expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Charlotte, North Carolina
March 15, 2006

Item 9B.     Other Information.
      None.
PART III
      Incorporated by reference to the registrant’s proxy statement for the 2006 Annual Meeting of Security Holders.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      The following documents are filed as a part of this report:

1. Financial Statements: See Index to Consolidated Financial Statements under Item 8 on Page F-1 of this report.

2. Financial Statement Schedules: None.

3. Exhibits
      The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit
Number		Description of Exhibit

3	.1(1)	Restated Certificate of Incorporation of Centerplate, Inc.

3	.2(2)	Amendments to Restated Certificate of Incorporation adopted on October 13, 2004.

3	.3(3)	Amended and Restated By-Laws of Centerplate, Inc.

3	.4(2)	Amendments to Amended and Restated By-Laws adopted on October 13, 2004.

4	.1(4)	Indenture, dated as of December 10, 2003, among Volume Services America Holdings, Inc., the guarantors thereto and The Bank of New York, as Trustee.

4	.2(4)	Form of Subordinated Note (included in Exhibit 4.3).

4	.3(4)	Registration Rights Agreement dated as of December 10, 2003, among Volume Services America Holdings, Inc., BCP Volume L.P., BCP Offshore Volume L.P., Management Direct L.P., Lawrence E. Honig, Kenneth R. Frick and Recreational Services, L.L.C.

4	.4(4)	Amended and Restated Stockholders Agreement, dated as of December 10, 2003, among Volume Services America Holdings, Inc., BCP Volume L.P., BCP Offshore Volume L.P., VSI Management Direct L.P. and Recreational Services, L.L.C.

4	.5(5)	Form of stock certificate for common stock.

4	.6(4)	Global IDS Certificate.

4	.7(3)	Board Observer Agreement, dated December 10, 2003, between Volume Services America Holdings, Inc. and Blackstone Capital Partners II Merchant Banking Fund.

10	.1(6)	Credit Agreement, dated as of April 1, 2005, among Volume Services America, Inc., Volume Services, Inc., and Service America Corporation as Borrowers, Centerplate, Inc. as Guarantor, certain financial institutions as the Lenders, GECC Capital Markets Group, Inc. as Lead Arranger and Book Runnov and General Electric Capital Corporation as Administrative Agent and Lender.

10	.2(7)	Form of Centerplate Deferred Compensation Plan.*

10	.3(8)	Employment Agreement dated as of November 17, 1995, by and between Volume Services, Inc. (a Delaware corporation) and Kenneth R. Frick.*

10	.4(8)	Employment Agreement dated as of September 29, 1998, by and between VSI Acquisition II Corporation and Janet L. Steinmayer (the “September 29, 1989 Employment Agreement”).*

Exhibit
Number		Description of Exhibit

10	.5(9)	Amendment, dated September 7, 2005, to the September 29, 1998 Employment Agreement.*

10	.6(9)	Letter Agreement, dated September 7, 2005, between Centerplate, Inc. and Paul W. MacPhail.*

10	.7(10)	Centerplate, Inc. Long-Term Performance Plan.*

10	.8(11)	Form of Award Letter under Long-Term Performance Plan for senior executive officers.*

10	.9(11)	Form of Award Letter under Long-Term Performance Plan for participants other than senior executive officers.*

10	.10(12)	First Amendment to Credit Agreement, dated as of April 15, 2005, by and among Volume Services America, Inc., Volume Services, Inc. and Service America Corporation, as the Borrowers, Centerplate, Inc., the Lenders party to the Credit Agreement, Wachovia Bank, National Association, as a Lender and Syndication Agent, and General Electric Capital Corporation, as a Lender and as Administrative Agent.

10.11		Form of Consent and Amendment, dated as of September 30, 2005, by and among Volume Services America, Inc., Volume Services, Inc., Service America Corporation, Centerplate, Inc., the Lenders signatory thereto, and General Electric Capital Corporation, as a Lender and as the Administrative Agent.

12.1		Computation of Ratio of Earnings to Fixed Charges

21.1		Subsidiaries of Centerplate, Inc.

31.1		Certification of Principal Executive Officer of Centerplate, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial Officer of Centerplate, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer of Centerplate, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer of Centerplate, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Form S-1/ A filed on December 4, 2003.

(2)	Incorporated by reference to the Form 10-Q for the quarterly period ended September 28, 2004.

(3)	Incorporated by reference to the Form 10-K filed for the fiscal year ended December 30, 2003.

(4)	Incorporated by reference to the Form 8-K filed on December 22, 2003.

(5)	Incorporated by reference to the Form S-1/ A filed on November 7, 2003.

(6)	Incorporated by reference to the Form 8-K filed on April 6, 2005.

(7)	Incorporated by reference to the Form 10-K for the fiscal year ended December 28, 2004.

(8)	Incorporated by reference to the Form S-1/ A filed on May 14, 2003.

(9)	Incorporated by reference to the Form 8-K filed on September 7, 2005.

(10)	Incorporated by reference to the Form 8-K filed on October 18, 2004.

(11)	Incorporated by reference to the Form 8-K filed on November 23, 2004.

(12)	Incorporated by reference to the Form 10-Q for the quarterly period ended March 29, 2005.

*	Management contract or compensatory plan or arrangement required to be filed and herein incorporated as an exhibit.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on March 17, 2006.

CENTERPLATE, INC.

By:	/s/ Janet L. Steinmayer

Name: Janet L. Steinmayer
Title: President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Janet L. Steinmayer Janet L. Steinmayer	President, Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2006

/s/ Kenneth R. Frick Kenneth R. Frick	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 17, 2006

/s/ David M. Williams David M. Williams	Director and Chairman of the Board	March 17, 2006

/s/ Felix P. Chee Felix P. Chee	Director	March 17, 2006

/s/ Sue Ling Gin Sue Ling Gin	Director	March 17, 2006

/s/ Alfred Poe Alfred Poe	Director	March 17, 2006

/s/ Peter Wallace Peter Wallace	Director	March 17, 2006

/s/ Glenn Zander Glenn Zander	Director	March 17, 2006