Form 10-Q
period 2006-04-04
Centerplate, Inc.
filed 2006-05-15
CIK 1086774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended April 4, 2006
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
☑ Yes          ☐ No
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes          ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares of common stock of Centerplate, Inc. outstanding as of May 12, 2006 was 22,524,992.

CENTERPLATE, INC.
INDEX

PART I FINANCIAL INFORMATION	2

Item 1. Financial Statements	2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	26

PART II OTHER INFORMATION	27

Item 1. Legal Proceedings	27

Item 6. Exhibits	27
EX-10.1: SECOND AMENDMENT TO EMPLOYMENT AGREEMENT
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I
FINANCIAL INFORMATION
CENTERPLATE, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
APRIL 4, 2006 AND JANUARY 3, 2006

	April 4,	January 3,
	2006	2006
	(In thousands, except share data)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$31,449	$41,410
Accounts receivable, less allowance for doubtful accounts of $1,117 and $1,049 at April 4, 2006 and January 3, 2006, respectively	23,469	23,459
Merchandise inventories	19,957	16,852
Prepaid expenses and other	5,682	3,141
Deferred tax asset	4,552	3,928

Total current assets	85,109	88,790

PROPERTY AND EQUIPMENT:
Leasehold improvements	41,764	41,969
Merchandising equipment	63,288	63,821
Vehicles and other equipment	16,655	16,493
Construction in process	72	218

Total	121,778	122,501
Less accumulated depreciation and amortization	(74,133)	(72,776)

Property and equipment, net	47,646	49,725

OTHER LONG-TERM ASSETS:
Contract rights, net	79,776	80,557
Restricted cash	8,710	8,616
Cost in excess of net assets acquired	41,142	41,142
Deferred financing costs, net	14,856	15,499
Trademarks	17,523	17,523
Deferred tax asset	17,184	13,116
Other	4,272	3,057

Total other long-term assets	183,463	179,510

TOTAL ASSETS	$316,218	$318,025

See notes to consolidated financial statements.

CENTERPLATE, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)(UNAUDITED)
APRIL 4, 2006 AND JANUARY 3, 2006

	April 4,	January 3,
	2006	2006
	(In thousands, except share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$2,075	$1,075
Accounts payable	18,284	16,814
Accrued salaries and vacations	11,695	13,263
Liability for insurance	6,327	6,689
Accrued taxes, including income taxes	4,391	4,205
Accrued commissions and royalties	21,514	15,838
Liability for derivatives	4,217	4,615
Accrued interest	1,251	988
Accrued dividends	1,487	1,487
Advance deposits	4,226	2,588
Other	3,556	3,260

Total current liabilities	79,023	70,822

LONG-TERM LIABILITIES:
Long-term debt	210,595	210,864
Liability for insurance	6,255	5,874
Other liabilities	443	510

Total long-term liabilities	217,293	217,248

COMMITMENTS AND CONTINGENCIES

COMMON STOCK WITH CONVERSION OPTION, PAR VALUE $0.01, EXCHANGEABLE FOR SUBORDINATED DEBT, NET OF DISCOUNT	14,352	14,352

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value — authorized: 100,000,000 shares;
issued: 18,463,995 shares without conversion option; outstanding: 18,463,995 shares without conversion option	185	185
issued: 21,531,152 shares with conversion option; outstanding: 4,060,997 shares with conversion option	215	215
Additional paid-in capital	218,331	218,331
Accumulated deficit	(92,978)	(82,920)
Accumulated other comprehensive income	737	732
Treasury stock — at cost (17,470,153 shares)	(120,940)	(120,940)

Total stockholders’ equity	5,550	15,603

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$316,218	$318,025

See notes to consolidated financial statements.

CENTERPLATE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THIRTEEN WEEK PERIODS ENDED APRIL 4, 2006 AND MARCH 29, 2005

	Thirteen Weeks Ended
	April 4,	March 29,
	2006	2005
	(In thousands, except share data)
Net sales	$113,505	$107,220

Cost of sales	95,660	89,031
Selling, general, and administrative	14,683	15,766
Depreciation and amortization	7,051	6,805
Contract related losses	100	—

Operating loss	(3,989)	(4,382)
Interest expense	6,539	5,400
Other income, net	(322)	(86)

Loss before income taxes	(10,206)	(9,696)
Income tax benefit	(4,608)	(5,263)

Net loss	$(5,598)	$(4,433)

Basic and Diluted Net Loss per share with and without conversion option	$(0.25)	$(0.20)

Weighted average shares outstanding with conversion option	4,060,997	4,060,997
Weighted average shares outstanding without conversion option	18,463,995	18,463,995

Total weighted average shares outstanding	22,524,992	22,524,992

Dividends declared per share	$0.20	$0.20

See notes to consolidated financial statements.

CENTERPLATE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS (UNAUDITED)
FOR THE PERIOD FROM JANUARY 3, 2006 TO APRIL 4, 2006 AND THE THIRTEEN WEEKS ENDED
APRIL 4, 2006 AND MARCH 29, 2005

	Common	Common	Common	Common
	Shares	Stock	Shares	Stock			Accumulated
	without	without	with	with	Additional		Other
	Conversion	Conversion	Conversion	Conversion	Paid-in	Accumulated	Comprehensive	Treasury
	Option	Option	Option	Option	Capital	Deficit	Income	Stock	Total
	(In thousands, except share data)
BALANCE, JANUARY 3, 2006	18,463,995	$185	21,531,152	$215	$218,331	$(82,920)	$732	$(120,940)	$15,603
Foreign currency translation	—	—	—	—	—	—	5	—	5
Dividends declared	—	—	—	—	—	(4,460)	—	—	(4,460)
Net loss	—	—	—	—	—	(5,598)	—	—	(5,598)

BALANCE, APRIL 4, 2006	18,463,995	$185	21,531,152	$215	$218,331	$(92,978)	$737	$(120,940)	$5,550

	Thirteen Weeks Ended
	April 4,	March 29
	2006	2005
Net loss	$(5,598)	$(4,433)

Other comprehensive income (loss) — foreign currency translation adjustment	5	(67)

Comprehensive loss	$(5,593)	$(4,500)

See notes to consolidated financial statements.

CENTERPLATE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THIRTEEN WEEK PERIODS ENDED APRIL 4, 2006 AND MARCH 29, 2005

	Thirteen Weeks Ended
	April 4,	March 29,
	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,598)	$(4,433)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,051	6,805
Amortization of deferred financing costs	643	382
Contract related losses	100	—
Non-cash interest earned on restricted cash	(94)	—
Derivative non-cash interest	(398)	(105)
Deferred tax change	(4,692)	(5,263)
Loss on disposition of assets	(13)	(1)
Other	5	(67)
(Increase)/decrease in assets and liabilities:
Accounts receivable	205	439
Merchandise inventories	(3,105)	(1,329)
Prepaid expenses	(2,541)	(1,116)
Other assets	(1,275)	(2)
Accounts payable	1,780	458
Accrued salaries and vacations	(1,568)	1,373
Liability for insurance	19	523
Accrued commissions and royalties	5,603	(244)
Other liabilities	2,316	(841)

Net cash used in operating activities	(1,562)	(3,421)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,235)	(3,532)
Proceeds from sale of property and equipment	17	329
Contract rights acquired	(3,218)	(4,644)
Restricted cash	—	(180)

Net cash used in investing activities	(4,436)	(8,027)

See notes to consolidated financial statements.

CENTERPLATE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)(UNAUDITED)
THIRTEEN WEEK PERIODS ENDED APRIL 4, 2006 AND MARCH 29, 2005

	Thirteen Weeks Ended
	April 4,	March 29,
	2006	2005
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings — revolving loans	$1,000	$18,750
Principal payments on long-term debt	(269)	—
Payments of financing costs	—	(791)
Decrease in bank overdrafts	(234)	(1,693)
Dividend payments	(4,460)	(4,460)

Net cash (used in) provided by financing activities	(3,963)	11,806

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	(9,961)	358

CASH AND CASH EQUIVALENTS:
Beginning of period	41,410	24,777

End of period	$31,449	$25,135

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest Paid	$6,032	$5,189
Income taxes paid	$2	$10

SUPPLEMENTAL NON CASH FLOW INVESTING AND FINANCING ACTIVITIES:
Capital investment commitment	$392	$2,209
Dividends declared and unpaid	$1,487	$1,487
See notes to consolidated financial statements.

CENTERPLATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THIRTEEN WEEK PERIODS ENDED APRIL 4, 2006 AND MARCH 29, 2005
1. GENERAL
     Centerplate, Inc. ( “Centerplate,” and together with its subsidiaries, the “Company”) is a holding company, the principal assets of which are the capital stock of its subsidiary, Volume Services America, Inc. (“Volume Services America”). Volume Services America is also a holding company, the principal assets of which are the capital stock of its subsidiaries, Volume Services, Inc. (“Volume Services”) and Service America Corporation (“Service America”).
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
     The results of operations for the 13 week period ended April 4, 2006 are not necessarily indicative of the results to be expected for the 52 week fiscal year ending January 2, 2007 due to the seasonal aspects of the business. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended January 3, 2006 included in the Company’s annual report on Form 10-K.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     There have not been any changes in our significant accounting policies disclosed in the 2005 Form 10-K.
     Cost in Excess of Net Assets Acquired and Trademarks – The Company performed its annual impairment tests of goodwill and trademarks as of April 4, 2006 in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, and determined that no impairment existed. There have been no events since April 4, 2006 that would cause the Company to have to reassess the carrying value of these assets.
     Insurance – At the beginning of fiscal 2002, the Company adopted a high deductible insurance program for general liability, auto liability, and workers’ compensation risk. Prior to that time, the Company had a premium-based insurance program for these programs. The Company self-insures its employee health plans. Management establishes a reserve for the high deductible insurance and self-insurance obligations considering a number of factors, including historical experience and an actuarial assessment of the liabilities for reported claims and claims incurred but not reported. The estimated liabilities for these programs, except for employee health insurance, are then discounted using rates between 4.37 percent and 4.38 percent at January 3, 2006 and 5.29 percent and 5.39 percent at April 4, 2006, to their present value based on expected loss payment patterns determined by experience. The total discounted high deductible liabilities recorded by the Company at January 3, 2006 and April 4, 2006 were $10,804,000 and $11,014,000, respectively. The related undiscounted amounts were $11,673,000 and $12,613,000, respectively.
     The employee health self-insurance liability is based on claims filed and estimates for claims incurred but not reported. The total liability recorded by the Company at January 3, 2006 and April 4,

2006 was $1,594,000 and $1,447,000, respectively.
     Accounting Treatment for Income Deposit Securities (“IDSs”), Common Stock Owned by Initial Equity Investors and Derivative Financial Instruments — The Company’s IDSs include common stock and subordinated notes, the latter of which has three embedded derivative features. The embedded derivative features include a call option, a change of control put option, and a term-extending option on the notes. The call option allows the Company to repay the principal amount of the subordinated notes after the fifth anniversary of the issuance, provided that we also pay all of the interest that would have been paid during the initial 10-year term of the notes, discounted to the date of repayment at a risk-free rate. Under the change of control put option, the holders have the right to cause the Company to repay the subordinated notes at 101% of face value upon a change of control, as defined in the subordinated note agreement. The term-extending option allows the Company to unilaterally extend the term of the subordinated notes for two five-year periods at the end of the initial 10-year period provided that it is in compliance with the requirements of the indenture. The Company has accounted for these embedded derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. Based on SFAS No. 133, as amended and interpreted, the call option and the change of control put option are required to be separately valued. As of April 4, 2006, the fair value of these embedded derivatives was determined to be insignificant. The term-extending option was determined to be inseparable from the underlying subordinated notes. Accordingly, it has not been separately accounted for in the accompanying consolidated financial statements.
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
     The Company has concluded that the portion of the Initial Equity Investors’ common stock exchangeable for subordinated debt as calculated above should be classified on its consolidated balance sheet according to the guidance provided by Accounting Series Release No. 268 (FRR Section 211), “Redeemable Preferred Stocks”. Accordingly, at both April 4, 2006 and January 3, 2006, the Company has recorded approximately $14.4 million as “Common stock with conversion option exchangeable for subordinated debt” on the accompanying consolidated balance sheets. Because the Initial Equity Investors were not allowed to convert any shares into subordinated notes during the first 180 days after the IPO, a discount (initially $0.4 million) was applied to the amount recorded as “Common stock with conversion option exchangeable for subordinated debt” during this 180 day period. This discount was accreted to the face amount due of approximately $14.4 million using the effective interest method over the life of the Initial Equity Investors minimum required 180-day holding period. The accretion of approximately $317,000 in fiscal 2004 was a deemed dividend to the Initial Equity Investors. In addition, the Company has determined that the option conveyed to the Initial Equity Investors to exchange common stock for subordinated debt in order to form IDSs is an embedded derivative in accordance with Paragraph 12 of SFAS No. 133. The Company has recorded a liability for the fair value of this embedded derivative of approximately $4.2 million as of April 4, 2006, a decrease of $0.4 million from January 3, 2006. Changes in the fair value are recorded in interest expense in the accompanying consolidated statement of operations.
     The common stock held by the Initial Equity Investors was initially treated as a separate class of common stock for presentation of earnings per share. Although the common stock held by the Initial Equity Investors is part of the same class of stock as the common stock included in the IDSs for purposes of Delaware corporate law, the right to convert that is granted in our Amended and Restated Stockholders Agreement as described above causes the stock held by the Initial Equity Investors to have features of a separate class of stock for accounting purposes. In fiscal 2004, the deemed dividend of approximately $317,000 conveyed to the Initial Equity Investors discussed above requires a two class earnings per share calculation. Accordingly, the Company had shown separate earnings per share for the stock held by the Initial Equity Investors and the stock included in the IDSs. However, at April 4, 2006 and March 29, 2005, earnings per share for common stock with and without conversion rights were equal and therefore no separate presentation was required.
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
     Income taxes were calculated in accordance with SFAS No. 109 “Accounting for Income Taxes” and APB No. 28 “Interim Financial Reporting”. The Company estimates that in the fiscal year ending January 2, 2007, it will have an effective tax rate of approximately 215%. In the previous year, the Company estimated that its effective tax rate for the fiscal year ended January 3, 2006 would be 54%. The increase in the projected effective tax rate is primarily related to the benefit the Company will realize from the creation of federal tax credits which will exceed the projected book loss of the Company in fiscal 2006. The amount of federal tax credits the Company expects to generate is consistent with amounts created in previous years. For the thirteen weeks ended April 4, 2006, the estimated effective tax rate of 215% was not utilized due to the limitation on the income tax benefit recorded pursuant to the guidance provided by FIN 18 “Accounting for Income Taxes in Interim Periods” (an interpretation of APB No. 28).
     The Company accounted for its issuance of IDS units in December 2003 by allocating the proceeds for each IDS unit to the underlying stock and subordinated notes based upon the relative fair values of each at that time. Accordingly, the portion of the aggregate IDSs outstanding that represents subordinated notes has been accounted for by the Company as long-term debt bearing a stated interest rate of 13.5% maturing on December 10, 2013. During the 13 weeks ended April 4, 2006, the Company deducted interest expense of approximately $3.7 million on the subordinated notes in determining taxable income for U.S. federal and state income tax purposes. There can be no assurances that the Internal Revenue Service or the courts will not seek to challenge the treatment of these notes as debt or the amount of interest expense deducted, although to date the Company has not been notified that the notes should be treated as equity rather than debt for U.S. federal and state income tax purposes. If the notes were treated as equity for income tax purposes, the cumulative interest expense associated with the notes of approximately $32.9 million would not be deductible from taxable income. Since issuance of the IDS units in December 2003, the cumulative amount of additional tax due to the federal and state authorities, would be approximately $1,886,000 based on the Company’s opinion that it will be able to utilize net operating losses and tax credits to offset a portion of the tax liability. Such reclassification, however, would also cause the Company to utilize at a faster rate more of its deferred tax assets than it otherwise would. The Company has not recorded a liability for any potential disallowance of this deduction.

     Reclassifications – Certain amounts in 2005 have been reclassified , where applicable, to conform to the financial statement presentation used in 2006. In the Consolidated Statement of Cash Flows for the thirteen weeks ended April 4, 2006, the Company presented changes in restricted cash balances as an investing activity. The Company previously presented such changes as a financing activity. In the accompanying Consolidated Statements of Cash Flows for the 13 weeks ended March 29, 2005, the Company reclassified changes in restricted cash balances to be consistent with the 2006 presentation which resulted in a $0.2 million decrease to investing cash flows and a corresponding increase to financing cash flows from the amounts previously reported.
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
   As previously reported in the Company’s 2005 Annual Report on Form 10-K, in May 2003 a purported class action entitled Holden v. Volume Services America, Inc. et al. was filed against the Company in the Superior Court of California for the County of Orange by a former employee at one of the California stadiums we serve alleging violations of local overtime wage, rest and meal period and related laws with respect to this employee and others purportedly similarly situated at any and all of the facilities we serve in California. The purported class action sought compensatory, special and punitive damages in unspecified amounts, penalties under the applicable local laws and injunctions against the alleged illegal acts. On December 8, 2005, the Company executed an agreement to settle this claim. The proposed settlement received preliminary court approval on February 27, 2006 but remains subject to final court approval. The final fairness hearing regarding the proposed settlement is scheduled for June 2006.
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

4. NON-GUARANTOR SUBSIDIARIES FINANCIAL STATEMENTS
     The $105,245,000 in 13.5% subordinated notes are jointly and severally guaranteed by each of Centerplate’s direct and indirect wholly owned subsidiaries, except for certain non-wholly owned U.S. subsidiaries and one non-U.S. subsidiary. The following table sets forth the condensed consolidating financial statements of Centerplate as of April 4, 2006 and January 3, 2006 (in the case of the balance sheets) and for the 13 week periods ended April 4, 2006 and March 29, 2005 (in the case of the statements of operations and statement of cash flows).
Consolidating Condensed Balance Sheet, April 4, 2006

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
	ASSETS

Current assets:
Cash and cash equivalents	$202	$29,437	$1,810	$—	$31,449
Accounts receivable	—	21,554	1,915	—	23,469
Other current assets	41	28,601	1,549	—	30,191

Total current assets	243	79,592	5,274	—	85,109
Property and equipment, net	—	44,473	3,173	—	47,646
Contract rights, net	123	79,054	599	—	79,776
Cost in excess of net assets acquired	6,974	34,168	—	—	41,142
Intercompany receivable (payable)	130,049	(127,100)	(2,949)	—	—
Investment in subsidiaries	(14,096)	—	—	14,096	—
Other assets	8,371	53,227	947	—	62,545

Total assets	$131,664	$163,414	$7,044	$14,096	$316,218

	LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current liabilities	$6,517	$69,057	$3,449	$—	$79,023
Long-term debt	105,245	105,350	—	—	210,595
Other liabilities	—	6,698	—	—	6,698

Total liabilities	111,762	181,105	3,449	—	296,316

Common stock with conversion option, par value $0.01 exchangeable for subordinated debt, net of discount	14,352	—	—	—	14,352

Stockholders’ equity (deficiency):
Common stock	400	—	—	—	400
Additional paid-in capital	218,331	—	—	—	218,331
Accumulated earnings (deficit)	(92,978)	(17,691)	2,858	14,833	(92,978)
Treasury stock and other	(120,203)	—	737	(737)	(120,203)

Total stockholders’ equity (deficiency)	5,550	(17,691)	3,595	14,096	5,550

Total liabilities and stockholders’ equity	$131,664	$163,414	$7,044	$14,096	$316,218

Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
Thirteen Week Period Ended April 4, 2006

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Net sales	$—	$101,803	$11,702	$—	$113,505

Cost of sales	—	85,862	9,798	—	95,660
Selling, general, and administrative	656	12,906	1,121	—	14,683
Depreciation and amortization	24	6,687	340	—	7,051
Contract related losses	—	100	—	—	100

Operating income (loss)	(680)	(3,752)	443	—	(3,989)
Interest expense	3,641	2,898	—	—	6,539
Intercompany interest, net	(3,925)	3,925	—	—	—
Other income, net	(2)	(312)	(8)	—	(322)

Income (loss) before income taxes	(394)	(10,263)	451	—	(10,206)
Income tax benefit	(150)	(4,458)	—	—	(4,608)
Equity in loss of subsidiaries	(5,354)	—	—	5,354	—

Net income (loss)	(5,598)	(5,805)	451	5,354	(5,598)
Other comprehensive income — foreign currency translation adjustment	—	—	5	—	5

Comprehensive income (loss)	$(5,598)	$(5,805)	$456	$5,354	$(5,593)

Consolidating Condensed Statement of Cash Flows
Thirteen Week Period Ended April 4, 2006

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Consolidated
	(In thousands)
Cash Flows Provided by (Used in) Operating Activities	$(162)	$(2,579)	$1,179	$(1,562)

Cash Flows from Investing Activities:
Purchase of property and equipment	—	(1,227)	(8)	(1,235)
Proceeds from sale of property and equipment	—	17	—	17
Contract rights acquired	—	(3,218)	—	(3,218)

Net cash used in investing activities	—	(4,428)	(8)	(4,436)

Cash Flows from Financing Activities:
Net borrowings — revolving loans	—	1,000	—	1,000
Principal payments on long-term debt	—	(269)	—	(269)
Decrease in bank overdrafts	—	(234)	—	(234)
Dividend payments	(4,460)	—	—	(4,460)
Change in intercompany, net	4,625	(3,665)	(960)	—

Net cash provided by (used in) financing activities	165	(3,168)	(960)	(3,963)

Increase (decrease) in cash	3	(10,175)	211	(9,961)

Cash and cash equivalents — beginning of period	199	39,612	1,599	41,410

Cash and cash equivalents — end of period	$202	$29,437	$1,810	$31,449

Consolidating Condensed Balance Sheet, January 3, 2006

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
	ASSETS

Current assets:
Cash and cash equivalents	$199	$39,612	$1,599	$—	$41,410
Accounts receivable	—	21,861	1,598	—	23,459
Other current assets	7	22,471	1,443	—	23,921

Total current assets	206	83,944	4,640	—	88,790
Property and equipment, net	—	46,269	3,456	—	49,725
Contract rights, net	147	79,758	652	—	80,557
Cost in excess of net assets acquired	6,974	34,168	—	—	41,142
Intercompany receivable (payable)	134,674	(130,765)	(3,909)	—	—
Investment in subsidiaries	(8,747)	—	—	8,747	—
Other assets	8,511	48,316	984	—	57,811

Total assets	$141,765	$161,690	$5,823	$8,747	$318,025

	LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current liabilities	$6,565	$61,573	$2,684	$—	$70,822
Long-term debt	105,245	105,619	—	—	210,864
Other liabilities	—	6,384	—	—	6,384

Total liabilities	111,810	173,576	2,684	—	288,070

Common stock with conversion option, par value $0.01, exchangeable for subordinated debt, net of discount	14,352	—	—	—	14,352

Stockholders’ equity (deficiency):
Common stock	400	—	—	—	400
Additional paid-in capital	218,331	—	—	—	218,331
Accumulated earnings (deficit)	(82,920)	(11,886)	2,407	9,479	(82,920)
Treasury stock and other	(120,208)	—	732	(732)	(120,208)

Total stockholders’ equity (deficiency)	15,603	(11,886)	3,139	8,747	15,603

Total liabilities and stockholders’ equity	$141,765	$161,690	$5,823	$8,747	$318,025

Consolidating Condensed Statement of Operations and Comprehensive Loss
Thirteen Week Period March 29, 2005

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$97,203	$10,017	$—	$107,220

Cost of sales	—	80,282	8,749	—	89,031
Selling, general, and administrative	255	14,399	1,112	—	15,766
Depreciation and amortization	27	6,486	292	—	6,805

Operating loss	(282)	(3,964)	(136)	—	(4,382)
Interest expense	3,746	1,654	—	—	5,400
Intercompany interest, net	(3,925)	3,925	—	—	—
Other income, net	—	(82)	(4)	—	(86)

Loss before income taxes	(103)	(9,461)	(132)	—	(9,696)
Income tax benefit	(45)	(5,218)	—	—	(5,263)
Equity in loss of subsidiaries	(4,375)	—	—	4,375	—

Net loss	(4,433)	(4,243)	(132)	4,375	(4,433)
Other comprehensive loss — foreign currency translation adjustment	—	—	(67)	—	(67)

Comprehensive loss	$(4,433)	$(4,243)	$(199)	$4,375	$(4,500)

Consolidating Condensed Statement of Cash Flows
Thirteen Week Period Ended March 29, 2005

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Consolidated
	(In thousands)
Cash Flows Provided by (Used in) Operating Activities	$218	$(4,254)	$615	$(3,421)

Cash Flows from Investing Activities:
Purchase of property and equipment	—	(3,338)	(194)	(3,532)
Proceeds from sale of property and equipment	—	329	—	329
Contract rights acquired	—	(4,644)	—	(4,644)
Restricted cash	—	(180)	—	(180)

Net cash used in investing activities	—	(7,833)	(194)	(8,027)

Cash Flows from Financing Activities:
Net borrowings — revolving loans	—	18,750	—	18,750
Payments of financing costs	(38)	(753)	—	(791)
Decrease in bank overdrafts	—	(1,693)	—	(1,693)
Dividend payments	(4,460)		—	(4,460)
Change in intercompany, net	4,281	(3,757)	(524)	—

Net cash provided by (used in) financing activities	(217)	12,547	(524)	11,806

Increase (decrease) in cash	1	460	(103)	358

Cash and cash equivalents — beginning of period	195	24,142	440	24,777

Cash and cash equivalents — end of period	$196	$24,602	$337	$25,135

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
     The following discussion and analysis of our results of operations and financial condition for the 13 weeks ended April 4, 2006 and March 29, 2005 should be read in conjunction with our audited financial statements, including the related notes, included in our annual report on Form 10-K for the year ended January 3, 2006. The financial data has been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”).
Overview
     We are a leading provider of food and related services, including concessions, catering and merchandise services in sports facilities, convention centers and other entertainment facilities. As a part of our food services business, we also provide facility management services at a small number of accounts. We operate throughout the United States and in Canada. Based on the number of facilities served, we are one of the largest providers of food and beverage services to a variety of recreational facilities in the United States.
     We believe that the ability to retain existing accounts and to win new accounts are the key drivers to maintaining and growing our net sales. Net sales historically have also increased when there has been an increase in the number of events or attendance at our facilities in connection with major league sports post-season and playoff games. Another key factor is our skill at controlling product costs, cash and labor during the events where we provide our services.
     When renewing an existing contract or securing a new contract, we usually have to make a capital expenditure in our client’s facility and offer to pay the client a percentage of the net sales or profits in the form of a commission. Historically, we have reinvested the cash flow generated by operating activities in order to renew or obtain contracts. We believe that these investments have provided a diversified account base of exclusive, long-term contracts. However, as a result of the changes to our capital structure in 2003 including the dividend and interest payments to our IDS holders, we were limited in our ability to grow our business, and our related levels of growth capital expenditures, at rates as great as the relatively rapid growth that we experienced prior to our IPO. Consequently, we obtained new senior credit financing in 2005 to permit us to make the growth and maintenance capital expenditures, and investments in our infrastructure, that we believe will help strengthen our financial position. In addition, in 2005 we also invested in our strategic initiatives, including culinary excellence, speed of service, branded concepts and design initiatives, in order to differentiate ourselves in the market and ultimately strengthen our financial position by operating more profitably. In 2006, we will continue to focus on these strategic initiatives while keeping our overhead expenses flat as compared to fiscal 2005.
Critical Accounting Policies
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date and reported amounts of revenues and expenses, including amounts that are susceptible to change. Our critical accounting policies include accounting methods and estimates underlying such financial statement preparation, as well as judgments around uncertainties affecting the application of those policies. In applying critical accounting policies, materially different amounts or results could be reported under different conditions or using different assumptions. We believe that our critical accounting policies, involving significant estimates, uncertainties and susceptibility to change, include the following:

•	Recoverability of Property and Equipment, Contract Rights, Cost in Excess of Net Assets Acquired and Other Intangible Assets. As of April 4, 2006, net property and equipment of $47.6 million and net contract rights of $79.8 million were recorded. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, we evaluate long-lived assets with definite lives for possible impairment when an event occurs which would indicate that its carrying amount may not be recoverable. The impairment analysis is made at the contract level and evaluates the net property and equipment as well as the contract rights related to that contract. The undiscounted future cash flows from a contract are compared to the carrying value of the related long-lived assets. If the undiscounted future cash flows are lower than the carrying value, an impairment charge is recorded. The amount of the impairment charge is equal to the difference between the carrying value (or net book value) of the long-lived assets and the future discounted cash flows related to the assets (using a rate based on our incremental borrowing rate). As we base our estimates of undiscounted future cash flows on past operating performance, including anticipated labor and other cost increases, and prevailing market conditions, we cannot make assurances that our estimates are achievable. Different conditions or assumptions, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our evaluation and our financial condition or future results of operations. Events that would trigger an evaluation at the contract level include the loss of a tenant team, intent to cease operations at a facility due to contract termination or other means, the bankruptcy of a client, and the discontinuation of a sports league or a significant increase in competition that could reduce the future profitability of the contract, among others.
     As of April 4, 2006, cost in excess of net assets acquired of $41.1 million and other intangible assets (trademarks) of $17.5 million were recorded. In accordance with SFAS No. 142, on an annual basis, we test our indefinite-lived intangible assets (cost in excess of net assets acquired and trademarks) for impairment. Additionally, cost in excess of net assets acquired is tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have determined that the reporting unit for testing the cost in excess of net assets acquired for impairment is Centerplate. In performing the annual cost in excess of net assets acquired assessment, we compare the fair value of Centerplate to its net asset carrying amount, including cost in excess of net assets acquired and trademarks. If the fair value of Centerplate exceeds the carrying amount, then it is determined that cost in excess of net assets acquired is not impaired. Should the carrying amount exceed the fair value, then we would need to perform the second step in the impairment test to determine the amount of the cost in excess of net assets acquired. Fair value for these tests is determined based upon a discounted cash flow model, using a rate based on our incremental borrowing rate. As we base our estimates of cash flows on past operating performance, including anticipated labor and other cost increases and prevailing market conditions, we cannot make assurances that our estimates are achievable. Different conditions or assumptions, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our evaluation and on our financial condition or future results of operations. In performing the annual trademark assessment, management compares the fair value of the intangible asset to its carrying value. Fair value is determined based on a discounted cash flow model, using a rate based on our incremental borrowing rate. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss will be recognized for the excess amount. If the fair value is greater than the carrying amount, no further assessment is performed. We performed our annual assessments of cost in excess of net assets acquired and trademarks on April 4, 2006 and determined that no impairment exists. Additionally, no factors were noted since April 4, 2006 that would cause us to re-evaluate this assessment.
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
•	Accounting Treatment for Income Deposit Securities (“IDS s”), Common Stock Owned by Initial Equity Investors and Derivative Financial Instruments. The Company’s IDSs include common stock and subordinated notes, the latter of which has three embedded derivative features. The embedded derivative features include a call option, a change of control put option, and a term-extending option on the notes. The call option allows the Company to repay the principal amount of the subordinated notes after the fifth anniversary of the issuance, provided that the Company also pays all of the interest that would have been paid during the initial 10-year term of the notes, discounted to the date of repayment at a risk-free rate. Under the change of control put option, the holders have the right to cause the Company to repay the subordinated notes at 101% of face value upon a change of control, as defined in the subordinated note agreement. The term-extending option allows the Company to unilaterally extend the term of the subordinated notes for two five-year periods at the end of the initial 10-year period provided that it is in compliance with the requirements of the indenture. The Company has accounted for these embedded derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. Based on SFAS No. 133, as amended and interpreted, the call option and the change of control put option are required to be separately valued. As of April 4, 2006, the fair value of these embedded derivatives was determined to be insignificant. The term-extending option was determined to be inseparable from the underlying subordinated notes. Accordingly, it has not been separately accounted for in the accompanying consolidated financial statements.
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
     The Company has concluded that the portion of the Initial Equity Investors’ common stock exchangeable for subordinated debt as calculated above should be classified on its consolidated balance sheet according to the guidance provided by Accounting Series Release No. 268 (FRR Section 211), “Redeemable Preferred Stocks”. Accordingly, at both April 4, 2006 and January 3, 2006, the Company has recorded approximately $14.4 million as “Common stock with conversion option exchangeable for subordinated debt” on the accompanying consolidated balance sheets. Because the Initial Equity Investors were not allowed to convert any shares into subordinated notes during the first 180 days after the IPO, a discount (initially $0.4 million) was applied to the amount recorded as “Common stock with conversion option exchangeable for subordinated debt” during this 180 day period. This discount was accreted to the face amount due of approximately $14.4 million using the effective interest method over the life of the Initial Equity Investors minimum required 180-day holding period. The accretion of approximately $317,000 in fiscal 2004 was a deemed dividend to the Initial Equity Investors. In addition, the Company has determined that the option conveyed to the Initial Equity Investors to exchange common stock for subordinated debt in order to form IDSs is an embedded derivative in accordance with Paragraph 12 of SFAS No. 133. The Company has recorded a liability for the fair value of this embedded derivative of approximately $4.2 million as of April 4, 2006, a decrease of $0.4 million from January 3, 2006. This option is fair-valued each reporting period with the change in the fair value recorded in interest expense in the accompanying consolidated statement of operations.
          The common stock held by the Initial Equity Investors was initially treated as a separate class of common stock for presentation of earnings per share. Although the common stock held by the Initial Equity Investors is part of the same class of stock as the common stock included in the IDSs for purposes of Delaware corporate law, the right to convert that is granted in our Amended and Restated Stockholders Agreement as described above causes the stock held by the Initial Equity Investors to have features of a separate class of stock for accounting purposes. In fiscal 2004, the deemed dividend of approximately $317,000 conveyed to the Initial Equity Investors discussed above required a two class earnings per share calculation. Accordingly, the Company had shown separate earnings per share for the stock held by the Initial Equity Investors and the stock included in the IDSs. However, at April 4, 2006 and March 29, 2005, earnings per share for common stock with and without conversion rights were equal and therefore no separate presentation was required.
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
     Set forth below are comparative net sales by quarter (in thousands) for the first quarter of 2006, fiscal 2005, and fiscal 2004:

	2006	2005	2004
1st Quarter	$113,505	$107,220	$98,236

2nd Quarter	—	$182,071	$173,725

3rd Quarter	—	$208,619	$201,066

4th Quarter	—	$145,202	$134,127
Results of Operations
Thirteen Weeks Ended April 4, 2006 Compared to the 13 Weeks Ended March 29, 2005
     Net sales — Net sales of $113.5 million for the 13 weeks ended April 4, 2006 increased by $6.3 million, or approximately 5.9%, from $107.2 million in the prior year period. The increase was primarily due to higher sales at our convention centers and arenas of $7.1 million and $6.5 million, respectively. The improvement at the convention centers was partially due to an increase in the number of events held at these facilities while arenas were positively impacted by the resolution of the NHL lock-out and college basketball tournaments held at a number of our facilities. All other facilities contributed an additional $1.8 million to net sales. Partially offsetting the improvement was a decline in sales of $5.6 million at our NFL facilities primarily as a result of four fewer NFL games played (because of scheduling, four regular season games from the 2004-2005 NFL season were played in the first quarter of fiscal 2005 as compared to none in the 2006 period). In addition, the Louisiana Superdome was closed and the New Orleans Arena was open on a limited basis in the wake of Hurricane Katrina causing a $3.5 million decline in sales.
     Cost of sales – Cost of sales of $95.7 million for the 13 weeks ended April 4, 2006 increased by approximately $6.7 million from $89.0 million in the prior year period due in part to the higher sales volume. As a percentage of net sales, cost of sales increased by approximately 1.3% from the prior year period mainly as a result of an increase in the commissions and royalties paid to our clients.

The increase was primarily attributable to a shift in the sales mix reflecting a higher concentration of sales in our profit sharing accounts, where higher commissions are typically paid. The increase was partially offset by improved product costs related to a change in the sales mix and savings at certain accounts.
     Selling, general and administrative expenses – Selling, general and administrative expenses were $14.7 million in the 13 weeks ended April 4, 2006 as compared to $15.8 million in the prior year period, a decline of approximately $1.1 million. As a percentage of net sales, selling, general and administrative costs declined approximately 1.8% from the prior year period. The improvement was due to lower overhead costs of approximately $0.8 million primarily attributable to non-recurring costs incurred in the prior year period. Also contributing to the lower selling, general, and administrative expenses was a decline in other operating expenses due to operating efficiencies achieved at certain facilities.
     Depreciation and amortization – Depreciation and amortization was $7.1 million for the 13 weeks ended April 4, 2006, compared to $6.8 million in the prior year period. The increase was principally attributable to investments made in contract acquisitions and renewals.
     Contract related losses – For the 13 weeks ended April 4, 2006, we wrote-off $0.1 million in contract rights for a terminated contract.
     Operating loss – Operating loss declined approximately $0.4 million from the prior year period due to the factors described above.
     Interest expense – Interest expense was $6.5 million for the thirteen weeks ended April 4, 2006, compared to $5.4 million in the prior year period. The $1.1 million increase is principally attributable to higher interest expense for the term loan and revolver availability under the credit agreement entered into on April 1, 2005.
     Income taxes – We estimate that in the fiscal year ending January 2, 2007, we will have an effective tax rate of approximately 215%. In the prior year period, we estimated that our effective tax rate for the fiscal year ended January 3, 2006 would be 54%. The increase in the projected effective tax rate is primarily related to the benefit the Company will realize from the creation of federal tax credits which will exceed the projected book loss of the Company in fiscal 2006. The amount of federal tax credits the Company expects to generate is consistent with amounts created in previous years. For the 13 weeks ended April 4, 2006, the estimated effective tax rate of 215% was not utilized due to the limitation on the income tax benefit recorded pursuant to the guidance provided by FIN 18 “Accounting for Income Taxes in Interim Periods” (an interpretation of APB No. 28).
Liquidity and Capital Resources
     For the 13 weeks ended April 4, 2006, net cash used in operating activities was $1.6 million compared to $3.4 million in the prior year period. The decline was primarily due to fluctuations in working capital which varies from quarter to quarter as a result of the timing and number of events at the facilities we serve.
     Net cash used in investing activities was $4.4 million for the 13 weeks ended April 4, 2006, as compared to $8.0 million in the prior year period. The lower level of investment in the 2006 period primarily reflects a decrease in capital expenditures to acquire new accounts (approximately $1.3 million) and to extend existing contracts (approximately $2.4 million).
Net cash used in financing activities was $4.0 million in the 13 weeks ended April 4, 2006 as compared to net cash provided by financing activities of $11.8 million in the prior year period. The difference is primarily due to lower revolver borrowings ($17.8 million) as a result of higher cash available in 2006.

     We are also often required to obtain performance bonds, bid bonds or letters of credit to secure our contractual obligations. As of April 4, 2006, we had requirements outstanding for performance bonds and letters of credit of $13.8 million and $20.9 million, respectively. Under the credit facility, we have an aggregate of $35.0 million available for letters of credit, subject to an overall borrowing limit of $107.5 million under the facility. As of April 4, 2006, we had approximately $85.6 million available to be borrowed under the revolving credit facility. At that date there were $1.0 million in outstanding borrowings and $20.9 million of outstanding, undrawn letters of credit reducing availability.
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
     We believe that cash flow from operating activities, together with borrowings available under the revolving credit facility, will be sufficient to fund our currently anticipated capital investment requirements, interest, dividend payments and working capital requirements. We anticipate total capital investments of approximately $32 million to $42 million in fiscal 2006, of which $4.4 million has been spent to date in investments primarily associated with the renewal and/or acquisition of contracts. The primary driver of the increase in capital investments is the amount of net sales up for renewal. In 2006, 24.1% of our net sales or $154.9 million are up for renewal. Consequently, we anticipate making higher than average capital expenditures on commitments in order to renew these contracts. As a result of the anticipated contract renewals, our borrowings may increase in 2006.
     In addition, while the declaration of dividends is at the sole discretion of our board of directors, we expect to pay dividends on our common stock at the same rate as fiscal 2005 (approximately $17.8 million, of which $4.5 million was paid as of April 4, 2006).
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
     All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements or that could adversely affect the holders of our IDSs, subordinated notes and common stock. Some of these factors are discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended January 3, 2006.
  Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     Interest rate risk –We are exposed to interest rate volatility with regard to our revolving credit facility borrowings and term loan. As of April 4, 2006, we had $1.0 million in outstanding revolver borrowings and a $106.4 million balance on our term loan. A change in interest rate of one percent on these borrowings would cause a change in the annual interest expense of $1.1 million. We monitor the variable interest rates and will, if we deem necessary, consider interest rate hedging strategies to minimize our exposure to interest rate risk. We will not enter into hedging contracts for trading purposes. While our subordinated notes are fixed interest-rate debt obligations, fluctuating interest rates could result in material changes to the fair values of the embedded derivatives.
     Market risk – Changing market conditions that influence stock prices could have an impact on the value of our liability for derivatives. As of April 4, 2006, a gain of $0.4 million has been recorded to our consolidated statement of operations to record changes in the fair value of our derivatives. A $1.00 fluctuation in the price of our IDS units would result in an approximate $0.7 million change in our liability for derivatives.
     As of April 4, 2006, there have been no material changes, except as discussed above, in the quantitative and qualitative disclosures about market risk from the information presented in our Form 10-K for the year ended January 3, 2006.
Item 4. Controls and Procedures.
     Evaluation of disclosure controls and procedures.
     We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 4, 2006. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

PART II
OTHER INFORMATION
Item 1. – Legal Proceedings
     There has been no material change to the disclosure in our Annual Report on Form 10-K for the year ended January 3, 2006. See Note 3 in the Notes to the Consolidated Financial Statements.
Item 1A. – Risk Factors
     There has been no material change to the disclosure in our Annual Report on Form 10-K for the year ended January 3, 2006.
Item 6. Exhibits
              (a) Exhibits:
10.1	Second Amendment, dated as of March 1, 2006, to Employment Agreement dated September 29, 1998 between VSI Acquisition II Corporation (a/k/a Centerplate, Inc.) and Janet L. Steinmayer.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 2006.

Centerplate, Inc.

By:	/s/ Kenneth R. Frick

Name:	Kenneth R. Frick
Title:	Chief Financial Officer