Form 10-Q
period 2006-07-04
Centerplate, Inc.
filed 2006-08-14
CIK 1086774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended July 4, 2006
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
☑ Yes          ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (see definition of “accelerated filer” and large accelerated filer” in Rule 12b-2 of the Exchange Act).
☐ Large accelerated filer      ☑ Accelerated filer      ☐ Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes          ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares of common stock of Centerplate, Inc. outstanding as of August 11, 2006 was 22,524,992.

CENTERPLATE, INC.

PART I
FINANCIAL INFORMATION
CENTERPLATE, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JULY 4, 2006 AND JANUARY 3, 2006

	July 4,	January 3,
	2006	2006
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$55,098	$41,410
Accounts receivable, less allowance for doubtful accounts of $1,149 and $1,049 at July 4, 2006 and January 3, 2006, respectively	25,260	23,459
Merchandise inventories	20,534	16,852
Prepaid expenses and other	4,613	3,141
Deferred tax asset	3,713	3,928

Total current assets	109,218	88,790

PROPERTY AND EQUIPMENT:
Leasehold improvements	41,563	41,969
Merchandising equipment	64,777	63,821
Vehicles and other equipment	17,112	16,493
Construction in process	1,700	218

Total	125,152	122,501
Less accumulated depreciation and amortization	(76,570)	(72,776)

Property and equipment, net	48,582	49,725

OTHER LONG-TERM ASSETS:
Contract rights, net	78,112	80,557
Restricted cash	8,814	8,616
Cost in excess of net assets acquired	41,142	41,142
Deferred financing costs, net	14,214	15,499
Trademarks	17,523	17,523
Deferred tax asset	11,816	13,116
Other	4,461	3,057

Total other long-term assets	176,082	179,510

TOTAL ASSETS	$333,882	$318,025

See notes to consolidated financial statements.

CENTERPLATE, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)(UNAUDITED)
JULY 4, 2006 AND JANUARY 3, 2006

	July 4,	January 3,
	2006	2006
	(In thousands, except share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,075	$1,075
Accounts payable	23,919	16,814
Accrued salaries and vacations	16,707	13,263
Liability for insurance	4,709	6,689
Accrued taxes, including income taxes	5,376	4,205
Accrued commissions and royalties	32,954	15,838
Liability for derivatives	3,683	4,615
Accrued interest	1,037	988
Accrued dividends	1,487	1,487
Advance deposits	5,381	2,588
Other	3,735	3,260

Total current liabilities	100,063	70,822

LONG-TERM LIABILITIES:
Long-term debt	210,326	210,864
Liability for insurance	7,422	5,874
Other liabilities	387	510

Total long-term liabilities	218,135	217,248

COMMITMENTS AND CONTINGENCIES

COMMON STOCK WITH CONVERSION OPTION, PAR VALUE $0.01, EXCHANGEABLE FOR SUBORDINATED DEBT, NET OF DISCOUNT	14,352	14,352

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value — authorized: 100,000,000 shares;
issued: 18,463,995 shares without conversion option; outstanding: 18,463,995 shares without conversion option	185	185
issued: 21,531,152 shares with conversion option; outstanding: 4,060,997 shares with conversion option	215	215
Additional paid-in capital	218,331	218,331
Accumulated deficit	(97,504)	(82,920)
Accumulated other comprehensive income	1,045	732
Treasury stock — at cost (17,470,153 shares)	(120,940)	(120,940)

Total stockholders’ equity	1,332	15,603

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$333,882	$318,025

See notes to consolidated financial statements.

CENTERPLATE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED JULY 4, 2006 AND JUNE 28, 2005

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4,	June 28,	July 4,	June 28,
	2006	2005	2006	2005
	(In thousands, except for share data)
Net sales	$190,699	$182,071	$304,204	$289,291

Cost of sales	154,174	146,410	249,834	235,441
Selling, general, and administrative	17,413	17,884	32,096	33,650
Depreciation and amortization	7,074	7,296	14,125	14,101
Contract related losses	—	—	100	—

Operating income	12,038	10,481	8,049	6,099
Interest expense	6,207	13,123	12,746	18,523
Other income, net	(341)	(219)	(663)	(305)

Income (Loss) before income taxes	6,172	(2,423)	(4,034)	(12,119)
Income tax provision (benefit)	6,238	50	1,630	(5,213)

Net loss	$(66)	$(2,473)	$(5,664)	$(6,906)

Basic and Diluted Net Loss per share with and without conversion option	$(0.00)	$(0.11)	$(0.25)	$(0.31)

Weighted average shares outstanding with conversion option	4,060,997	4,060,997	4,060,997	4,060,997
Weighted average shares outstanding without conversion option	18,463,995	18,463,995	18,463,995	18,463,995

Total weighted average shares outstanding	22,524,992	22,524,992	22,524,992	22,524,992

Dividends declared per share	$0.20	$0.20	$0.40	$0.40

See notes to consolidated financial statements.

CENTERPLATE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)(UNAUDITED)
FOR THE PERIOD FROM JANUARY 3, 2006 TO JULY 4, 2006 AND THE THIRTEEN AND TWENTY-SIX WEEKS ENDED
JULY 4, 2006 AND JUNE 28, 2005

	Common	Common	Common	Common
	Shares	Stock	Shares	Stock			Accumulated
	without	without	with	with	Additional		Other
	Conversion	Conversion	Conversion	Conversion	Paid-in	Accumulated	Comprehensive	Treasury
	Option	Option	Option	Option	Capital	Deficit	Income	Stock	Total
				(In thousands, except share data)
BALANCE, JANUARY 3, 2006	18,463,995	$185	21,531,152	$215	$218,331	$(82,920)	$732	$(120,940)	$15,603
Foreign currency translation	—	—	—	—	—	—	313	—	313
Dividends declared	—	—	—	—	—	(8,920)	—	—	(8,920)
Net loss	—	—	—	—	—	(5,664)	—	—	(5,664)

BALANCE, JULY 4, 2006	18,463,995	$185	21,531,152	$215	$218,331	$(97,504)	$1,045	$(120,940)	$1,332

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4,	June 28	July 4,	June 28
	2006	2005	2006	2005
		(In thousands)
Net loss	$(66)	$(2,473)	$(5,664)	$(6,906)

Other comprehensive income (loss) — foreign currency translation adjustment	308	(92)	313	(159)

Comprehensive income (loss)	$242	$(2,565)	$(5,351)	$(7,065)

See notes to consolidated financial statements.

CENTERPLATE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
TWENTY-SIX WEEK PERIODS ENDED JULY 4, 2006 AND JUNE 28, 2005

	Twenty-six Weeks Ended
	July 4,	June 28,
	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,664)	$(6,906)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,125	14,101
Amortization of deferred financing costs	1,285	2,185
Charge for impaired assets	100	—
Non-cash interest earned on restricted cash	(198)	(45)
Derivative non-cash interest	(932)	496
Deferred tax change	1,515	(5,213)
Loss on disposition of assets	(31)	(4)
Other	313	(159)
(Increase)/decrease in assets and liabilities:
Accounts receivable	(1,649)	(2,809)
Merchandise inventories	(3,682)	(3,578)
Prepaid expenses	(1,472)	(1,079)
Other assets	(1,735)	(142)
Accounts payable	5,055	3,827
Accrued salaries and vacations	3,444	3,768
Liability for insurance	(432)	1,201
Accrued commissions and royalties	16,680	12,680
Other liabilities	4,366	1,139

Net cash provided by operating activities	31,088	19,462

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,833)	(7,509)
Proceeds from sale of property and equipment	165	336
Contract rights acquired	(6,818)	(6,277)
Return of unamortized capital investment	1,828	—

Net cash used in investing activities	(9,658)	(13,450)

See notes to consolidated financial statements.

CENTERPLATE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)(UNAUDITED)
TWENTY-SIX WEEK PERIODS ENDED JULY 4, 2006 AND JUNE 28, 2005

	Twenty-six Weeks Ended
	July 4,	June 28,
	2006	2005
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments — revolving loans	$(5,000)	$(44,250)
Borrowings — revolving loans	5,000	44,250
Net borrowings — swingline loans	—	—
Principal payments on long-term debt	(538)	—
Proceeds from long-term debt	—	107,500
Retirement of existing long-term borrowings	—	(65,000)
Payments of financing costs	—	(7,194)
Dividend payments	(8,920)	(8,920)
Increase (decrease) in bank overdrafts	1,716	(461)

Net cash (used in) provided by financing activities	(7,742)	25,925

INCREASE IN CASH AND CASH EQUIVALENTS:	13,688	31,937

CASH AND CASH EQUIVALENTS:
Beginning of period	41,410	24,777

End of period	$55,098	$56,714

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$12,034	$11,146
Income taxes paid	$173	$12

SUPPLEMENTAL NON CASH FLOW INVESTING AND FINANCING ACTIVITIES:
Capital investment commitment	$979	$233
Dividends declared and unpaid	$1,487	$1,487
See notes to consolidated financial statements.

CENTERPLATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
TWENTY-SIX WEEK PERIODS ENDED JULY 4, 2006 AND JUNE 28, 2005
1. GENERAL
     Centerplate, Inc. (“Centerplate,” and together with its subsidiaries, the “Company”) is a holding company, the principal assets of which are the capital stock of its subsidiary, Volume Services America, Inc. (“Volume Services America”). Volume Services America is also a holding company, the principal assets of which are the capital stock of its subsidiaries, Volume Services, Inc. (“Volume Services”) and Service America Corporation (“Service America”).
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
     The results of operations for the 26 week period ended July 4, 2006 are not necessarily indicative of the results to be expected for the 52 week fiscal year ending January 2, 2007 due to the seasonal aspects of the business. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended January 3, 2006 included in the Company’s annual report on Form 10-K.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     There have not been any changes in our significant accounting policies from those disclosed in the Company’s annual report for 2005 on Form 10-K for the year ended January 3, 2006.
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
     Insurance – At the beginning of fiscal 2002, the Company adopted a high deductible insurance program for general liability, auto liability, and workers’ compensation risk. Prior to that time, the Company had a premium-based insurance program for these risks. The Company self-insures its employee health plans. Management establishes a reserve for the high deductible insurance and self-insurance obligations considering a number of factors, including historical experience and an actuarial assessment of the liabilities for reported claims and claims incurred but not reported. The estimated liabilities for these programs, except for employee health insurance, are then discounted using rates of approximately 4.4% and 5.0% at January 3, 2006 and July 4, 2006, respectively, to their present value based on expected loss payment patterns determined by experience. The total discounted high deductible liabilities recorded by the Company at January 3, 2006 and July 4, 2006 were $10,804,000 and $10,458,000, respectively. The related undiscounted amounts were $11,673,000 and $11,996,000, respectively.
     The employee health self-insurance liability is based on claims filed and estimates for claims incurred but not reported. The total liability recorded by the Company at January 3, 2006 and July 4,

2006 was $1,594,000 and $1,456,000, respectively.
     Accounting Treatment for Income Deposit Securities (“IDSs”), Common Stock Owned by Initial Equity Investors and Derivative Financial Instruments - The Company’s IDSs include common stock and subordinated notes, the latter of which have three embedded derivative features. The embedded derivative features include a call option, a change of control put option, and a term-extending option. The call option allows the Company to repay the principal amount of the subordinated notes after the fifth anniversary of the issuance, provided that we also pay all of the interest that would have been paid during the initial 10-year term of the notes, discounted to the date of repayment at a risk-free rate. Under the change of control put option, the holders have the right to cause the Company to repay the subordinated notes at 101% of face value upon a change of control, as defined in the subordinated note agreement. The term-extending option allows the Company to unilaterally extend the term of the subordinated notes for two five-year periods at the end of the initial 10-year period provided that it is in compliance with the requirements of the indenture. The Company has accounted for these embedded derivatives in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. Based on SFAS No. 133, as amended and interpreted, the call option and the change of control put option are required to be separately valued. As of July 4, 2006, the fair value of these embedded derivatives was determined to be insignificant. The term-extending option was determined to be inseparable from the underlying subordinated notes. Accordingly, it has not been separately accounted for in the accompanying consolidated financial statements.
     In connection with Centerplate’s initial public offering (“IPO”) in December 2003, those investors who held stock prior to the IPO (the “Initial Equity Investors”) entered into an Amended and Restated Stockholders Agreement on December 10, 2003 with the Company (“Amended Stockholders Agreement”), which provides that, upon any post-offering sale of common stock by the Initial Equity Investors, at the option of the Initial Equity Investors, the Company will exchange a portion of its common stock for subordinated notes at an exchange rate of $9.30 principal amount of subordinated notes for each share of common stock (so that, after such exchange, the Initial Equity Investors will have shares of common stock and subordinated notes in the appropriate proportions to represent integral numbers of IDSs). In order to determine the number of shares of common stock that the Initial Equity Investors could convert into subordinated debt, the Company divided the exchange rate of $9.30 by the original issue price of the IDSs of $15.00 at December 4, 2003 (the quotient equals 0.62). This quotient was then multiplied by the total number of shares owned by the Initial Equity Investors (4,060,997 shares) to determine the number of IDSs that the Initial Equity Investors would own after conversion (2,517,817 IDSs, each comprised of one share of stock and a subordinated note). The number of shares owned by the Initial Equity Investors before conversion (4,060,997) was subtracted from the number of shares they would own after conversion (2,517,817) to determine the number of shares of common stock to be converted into subordinated debt (1,543,180 shares) at the exchange rate of $9.30 per share resulting in approximately $14.4 million described further below.
     The Company has concluded that the portion of the Initial Equity Investors’ common stock exchangeable for subordinated debt as calculated above should be classified on its consolidated balance sheet according to the guidance provided by Accounting Series Release No. 268 (FRR Section 211), “Redeemable Preferred Stocks”. Accordingly, at both July 4, 2006 and January 3, 2006, the Company has recorded approximately $14.4 million as “Common stock with conversion option exchangeable for subordinated debt” on the accompanying consolidated balance sheets. Because the Initial Equity Investors were not allowed to convert any shares into subordinated notes during the first 180 days after the IPO, a discount (initially $0.4 million) was applied to the amount recorded as “Common stock with conversion option exchangeable for subordinated debt” during this 180-day period. This discount was accreted to the face amount due of approximately $14.4 million using the effective interest method over the life of the Initial Equity Investors minimum required 180-day holding period. The accretion of approximately $317,000 in fiscal 2004 was a deemed dividend to the Initial Equity Investors. In addition, the Company has determined that the option conveyed to the Initial Equity Investors to exchange common stock for subordinated debt in order to form IDSs is an embedded derivative in accordance with Paragraph 12 of SFAS No. 133. The Company has recorded a liability for the fair value of this embedded derivative of approximately $3.7 million as of July 4, 2006, a decrease of $0.9 million from January 3, 2006. Changes in the fair value are recorded in interest expense in the accompanying consolidated statement of operations.
     The common stock held by the Initial Equity Investors was initially treated as a separate class of common stock for presentation of earnings per share. Although the common stock held by the Initial Equity Investors is part of the same class of stock as the common stock included in the IDSs for purposes of Delaware corporate law, the right to convert that is granted in our Amended and Restated Stockholders Agreement as described above causes the stock held by the Initial Equity Investors to have features of a separate class of stock for accounting purposes. In fiscal 2004, the deemed dividend of approximately $317,000 conveyed to the Initial Equity Investors discussed above requires a two class earnings per share calculation. Accordingly, the Company had shown separate earnings per share for the stock held by the Initial Equity Investors and the stock included in the IDSs. However, at July 4, 2006 and June 28, 2005, earnings per share for common stock with and without conversion rights were equal and therefore no separate presentation was required.
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
     Income taxes for the 26 weeks ended July 4, 2006 and June 28, 2005 were calculated using the projected annual effective tax rate for fiscal 2006 and 2005, respectively, in accordance with SFAS No. 109 “Accounting for Income Taxes” and APB No. 28 “Interim Financial Reporting”. The Company estimates that in the fiscal year ending January 2, 2007, it will have an effective annual tax rate of approximately -40%. In the previous year, the Company estimated that its annual effective tax rate for the fiscal year ended January 3, 2006 would be 43%. The decrease in the projected annual effective tax rate is primarily due to a reduction in the non-cash interest charge related to the Company’s derivatives and the relationship between the benefit resulting from the federal tax credits generated compared to the projected book income for the year. The interim income tax rate and resulting provision (or benefit) can fluctuate considerably from quarter to quarter as a result of changes in the projected annual effective tax rate due to the factors mentioned above.
     The Company accounted for its issuance of IDS units in December 2003 by allocating the proceeds for each IDS unit to the underlying stock and subordinated notes based upon the relative fair values of each at that time. Accordingly, the portion of the aggregate IDSs outstanding that represents subordinated notes has been accounted for by the Company as long-term debt bearing a stated interest rate of 13.5% maturing on December 10, 2013. During the 26 weeks ended July 4, 2006, the Company accounted for a planned deduction of interest expense of approximately $6.9 million on the subordinated notes from taxable income for U.S. federal and state income tax purposes. There can be no assurances that the Internal Revenue Service or the courts will not seek to challenge the treatment of these notes as debt or the amount of interest expense deducted, although to date the Company has not been notified that the notes should be treated as equity rather than debt for U.S. federal and state income tax purposes. If the notes were reclassified as equity, the cumulative interest expense associated with the notes of approximately $36.2 million would not be deductible from taxable income. The additional tax due to the federal and state authorities for the 26 week period ending July 4, 2006 would be approximately $43,000 based on the management’s opinion that it should be able to utilize net operating losses and tax credits to offset a portion of the tax liability. Since issuance of the IDS units in December 2003, the cumulative amount of additional tax due to the federal and state authorities, would be approximately $1,928,000 based on management’s opinion, that it should be able to utilize net operating losses and tax credits to offset a portion of the tax liability. Such reclassification, however, would also cause the Company to utilize at a faster rate more of its deferred tax assets than it otherwise would. The Company has not recorded a liability for any potential disallowance of this deduction.
     Reclassifications – The Company has corrected its presentation within the statement of cash flows of activity related to borrowings and repayments under its revolving credit facility. Such borrowings and repayments, formerly presented on a net basis, are now shown in their gross amounts. This correction had no effect on total cash flows from financing activities.
     New Accounting Standards - In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also requires expanded disclosures including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examination by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position. FIN 48 is effective for public companies for fiscal years beginning after December 15, 2006. We have not yet determined the impact, if any, of the recognition and measurement requirements of FIN 48 on our existing tax positions. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings.
3. COMMITMENTS AND CONTINGENCIES
     The Company is from time to time involved in various legal proceedings incidental to the conduct of its business. As previously reported, two private corporations, Pharmacia Corp. (“Pharmacia”) and Solutia Inc. (“Solutia”), asserted a claim in the United States District Court for the Southern District of Illinois (the “Court”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) against Service America, and other parties for contribution to address past and future remediation costs at a site in Illinois. The site allegedly was used by, among others, a waste disposal business related to a predecessor for which Service America is allegedly responsible. In addition, the United States Environmental Protection Agency (the “EPA”), asserting authority under CERCLA, recently issued a unilateral administrative order concerning the same Illinois site naming approximately 75 entities as respondents, including the plaintiffs in the CERCLA lawsuit against Service America and the waste disposal business for which the plaintiffs allege Service America is responsible.
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
     On February 21, 2006, Service America received another letter from the DOJ regarding the potential DOJ claim. In the February 21 letter, the Justice Department urged all of the potentially responsible parties to reach agreement amongst themselves as to allocation of the government’s clean-up costs by April 1, 2006. Again, Service America immediately tendered the DOJ’s February 21, 2006 letter to counsel for Pharmacia in accordance with Pharmacia’s agreement to defend and indemnify Service America regarding the potential claim. In July 2006, the parties reached a settlement agreement in principle. The settlement offer is contingent upon successful negotiation of a consent decree memorializing the settlement agreement and such decree is subject to further approval by officials at the Justice Department and the EPA. The Justice Department is currently in the process of preparing the consent decree with the goal of finalizing the decree before the tolling agreements expire on August 31, 2006. Service America will not be required to contribute to the settlement.
     As previously reported in the Company’s 2005 Annual Report on Form 10-K, in May 2003 a purported class action entitled Holden v. Volume Services America, Inc. et al. was filed against the Company in the Superior Court of California for the County of Orange by a former employee at one of the California stadiums we serve alleging violations of local overtime wage, rest and meal period and related laws with respect to this employee and others purportedly similarly situated at any and all of the facilities we serve in California. The purported class action sought compensatory, special and punitive damages in unspecified amounts, penalties under the applicable local laws and injunctions against the alleged illegal acts. On December 8, 2005, the Company executed an agreement to settle this claim. The proposed settlement received preliminary court approval on February 27, 2006 and final court approval on June 26, 2006. The deadline to appeal the final ruling is on September 1, 2006. At the final fairness hearing, the Court reserved ruling on the matter of claims administration costs and a hearing to address that issue is currently set for August 21, 2006.
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

4. NON-GUARANTOR SUBSIDIARIES FINANCIAL STATEMENTS
     The $105,245,000 original principal amount of Centerplate’s 13.5% subordinated notes are jointly and severally guaranteed by each of Centerplate’s direct and indirect wholly owned subsidiaries, except for certain non-wholly owned U.S. subsidiaries and one non-U.S. subsidiary. The following table sets forth the condensed consolidating financial statements of Centerplate as of July 4, 2006 and January 3, 2006 (in the case of the balance sheets) and for the 13 and 26 week periods ended July 4, 2006 and June 28, 2005 (in the case of the statements of operations) and for the 26 week periods ended July 4, 2006 and June 28, 2005 (in the case of the statement of cash flows).

Consolidating Condensed Balance Sheet, July 4, 2006

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$203	$52,733	$2,162	$—	$55,098
Accounts receivable	—	23,002	2,258	—	25,260
Other current assets	26	27,105	1,729	—	28,860

Total current assets	229	102,840	6,149	—	109,218
Property and equipment, net	—	45,614	2,968	—	48,582
Contract rights, net	99	77,438	575	—	78,112
Cost in excess of net assets acquired	6,974	34,168	—	—	41,142
Intercompany receivable (payable)	125,479	(125,004)	(475)	—	—
Investment in subsidiaries	(13,905)	—	—	13,905	—
Other assets	7,950	48,044	834	—	56,828

Total assets	$126,826	$183,100	$10,051	$13,905	$333,882

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current liabilities	$5,897	$88,881	$5,285	$—	$100,063
Long-term debt	105,245	105,081	—	—	210,326
Other liabilities	—	7,809	—	—	7,809

Total liabilities	111,142	201,771	5,285	—	318,198

Common stock with conversion option, par value $0.01 exchangeable for subordinated debt, net of discount	14,352	—	—	—	14,352

Stockholders’ equity (deficiency):
Common stock	400	—	—	—	400
Additional paid-in capital	218,331	—	—	—	218,331
Accumulated earnings (deficit)	(97,504)	(18,671)	3,721	14,950	(97,504)
Treasury stock and other	(119,895)	—	1,045	(1,045)	(119,895)

Total stockholders’ equity (deficiency)	1,332	(18,671)	4,766	13,905	1,332

Total liabilities and stockholders’ equity	$126,826	$183,100	$10,051	$13,905	$333,882

Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
Thirteen Week Period Ended July 4, 2006

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Net sales	$—	$177,461	$13,238	$—	$190,699

Cost of sales	—	143,445	10,729	—	154,174
Selling, general, and administrative	438	15,701	1,274	—	17,413
Depreciation and amortization	24	6,705	345	—	7,074
Contract related losses	—	—	—	—	—

Operating income (loss)	(462)	11,610	890	—	12,038
Interest expense	3,278	2,929	—	—	6,207
Intercompany interest, net	(3,925)	3,925	—	—	—
Other income, net	(1)	(367)	27	—	(341)

Income before income taxes	186	5,123	863	—	6,172
Income tax provision	135	6,103	—	—	6,238
Equity in earnings of subsidiaries	(117)	—	—	117	—

Net income (loss)	(66)	(980)	863	117	(66)
Other comprehensive income — foreign currency translation adjustment	—	—	308	—	308

Comprehensive income (loss)	$(66)	$(980)	$1,171	$117	$242

Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
Twenty-six Week Period Ended July 4, 2006

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Net sales	$—	$279,264	$24,940	$—	$304,204

Cost of sales	—	229,307	20,527	—	249,834
Selling, general, and administrative	1,094	28,607	2,395	—	32,096
Depreciation and amortization	48	13,392	685	—	14,125
Contract related losses	—	100	—	—	100

Operating income (loss)	(1,142)	7,858	1,333	—	8,049
Interest expense	6,919	5,827	—	—	12,746
Intercompany interest, net	(7,850)	7,850	—	—	—
Other income, net	(3)	(679)	19	—	(663)

Income (loss) before income taxes	(208)	(5,140)	1,314	—	(4,034)
Income tax provision (benefit)	(15)	1,645			1,630
Equity in loss of subsidiaries	(5,471)	—	—	5,471	—

Net income (loss)	(5,664)	(6,785)	1,314	5,471	(5,664)
Other comprehensive income — foreign currency translation adjustment	—	—	313	—	313

Comprehensive income (loss)	$(5,664)	$(6,785)	$1,627	$5,471	$(5,351)

Consolidating Condensed Statement of Cash Flows
Twenty-six Week Period Ended July 4, 2006

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Consolidated
	(In thousands)
Cash Flows Provided by (Used in) Operating Activities	$(271)	$27,302	$4,057	$31,088

Cash Flows from Investing Activities:
Purchase of property and equipment	—	(4,773)	(60)	(4,833)
Proceeds from sale of property and equipment	—	165	—	165
Contract rights acquired	—	(6,818)	—	(6,818)
Return of unamortized capital investment	—	1,828	—	1,828

Net cash used in investing activities	—	(9,598)	(60)	(9,658)

Cash Flows from Financing Activities:
Repayments — revolving loans	—	(5,000)	—	(5,000)
Borrowings — revolving loans	—	5,000	—	5,000
Net borrowings — swingline loans	—	—	—	—
Principal payments on long-term debt	—	(538)	—	(538)
Decrease in bank overdrafts	—	1,716	—	1,716
Dividend payments	(8,920)	—	—	(8,920)
Change in intercompany, net	9,195	(5,761)	(3,434)	—

Net cash provided by (used in) financing activities	275	(4,583)	(3,434)	(7,742)

Increase in cash	4	13,121	563	13,688

Cash and cash equivalents — beginning of period	199	39,612	1,599	41,410

Cash and cash equivalents — end of period	$203	$52,733	$2,162	$55,098

Consolidating Condensed Balance Sheet, January 3, 2006

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$199	$39,612	$1,599	$—	$41,410
Accounts receivable	—	21,861	1,598	—	23,459
Other current assets	7	22,471	1,443	—	23,921

Total current assets	206	83,944	4,640	—	88,790
Property and equipment, net	—	46,269	3,456	—	49,725
Contract rights, net	147	79,758	652	—	80,557
Cost in excess of net assets acquired	6,974	34,168	—	—	41,142
Intercompany receivable (payable)	134,674	(130,765)	(3,909)	—	—
Investment in subsidiaries	(8,747)	—	—	8,747	—
Other assets	8,511	48,316	984	—	57,811

Total assets	$141,765	$161,690	$5,823	$8,747	$318,025

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current liabilities	$6,565	$61,573	$2,684	$—	$70,822
Long-term debt	105,245	105,619	—	—	210,864
Other liabilities	—	6,384	—	—	6,384

Total liabilities	111,810	173,576	2,684	—	288,070

Common stock with conversion option, par value $0.01, exchangeable for subordinated debt, net of discount	14,352	—	—	—	14,352

Stockholders’ equity (deficiency):
Common stock	400	—	—	—	400
Additional paid-in capital	218,331	—	—	—	218,331
Accumulated earnings (deficit)	(82,920)	(11,886)	2,407	9,479	(82,920)
Treasury stock and other	(120,208)	—	732	(732)	(120,208)

Total stockholders’ equity (deficiency)	15,603	(11,886)	3,139	8,747	15,603

Total liabilities and stockholders’ equity	$141,765	$161,690	$5,823	$8,747	$318,025

Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
Thirteen Week Period Ended June 28, 2005

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Net sales	$—	$170,082	$11,989	$—	$182,071

Cost of sales	—	136,782	9,628	—	146,410
Selling, general, and administrative	292	16,425	1,167	—	17,884
Depreciation and amortization	26	6,965	305	—	7,296

Operating income (loss)	(318)	9,910	889	—	10,481
Interest expense	4,454	8,669	—	—	13,123
Intercompany interest, net	(3,925)	3,925	—	—	—
Other income, net	(2)	(214)	(3)	—	(219)

Income (loss) before income taxes	(845)	(2,470)	892	—	(2,423)
Income tax provision (benefit)	(341)	391	—	—	50
Equity in earnings of subsidiaries	(1,969)	—	—	1,969	—

Net income (loss)	(2,473)	(2,861)	892	1,969	(2,473)
Other comprehensive loss — foreign currency translation adjustment	—	—	(92)	—	(92)

Comprehensive income (loss)	$(2,473)	$(2,861)	$800	$1,969	$(2,565)

Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
Twenty-six Week Period June 28, 2005

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$267,285	$22,006	$—	$289,291

Cost of sales	—	217,064	18,377	—	235,441
Selling, general, and administrative	547	30,824	2,279	—	33,650
Depreciation and amortization	53	13,451	597	—	14,101

Operating income (loss)	(600)	5,946	753	—	6,099
Interest expense	8,200	10,323	—	—	18,523
Intercompany interest, net	(7,850)	7,850	—	—	—
Other income, net	(2)	(296)	(7)	—	(305)

Income (Loss) before income taxes	(948)	(11,931)	760	—	(12,119)
Income tax benefit	(386)	(4,827)	—	—	(5,213)
Equity in earnings of subsidiaries	(6,344)	—	—	6,344	—

Net income (loss)	(6,906)	(7,104)	760	6,344	(6,906)
Other comprehensive loss — foreign currency translation adjustment	—	—	(159)	—	(159)

Comprehensive income (loss)	$(6,906)	$(7,104)	$601	$6,344	$(7,065)

Consolidating Condensed Statement of Cash Flows
Twenty-six Week Period Ended June 28, 2005

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Consolidated
		(In thousands)
Cash Flows Provided by Operating Activities	$226	$17,554	$1,682	$19,462

Cash Flows from Investing Activities:
Purchase of property and equipment	—	(7,129)	(380)	(7,509)
Proceeds from sale of property and equipment	—	336	—	336
Contract rights acquired	—	(6,277)	—	(6,277)

Net cash used in investing activities	—	(13,070)	(380)	(13,450)

Cash Flows from Financing Activities:
Repayments — revolving loans	—	(44,250)	—	(44,250)
Borrowings — revolving loans	—	44,250	—	44,250
Net borrowings — swingline loans	—	—	—	—
Proceeds from long-term borrowings	—	107,500	—	107,500
Retirement of existing long-term borrowings	—	(65,000)	—	(65,000)
Payments of financing costs	—	(7,194)	—	(7,194)
Dividend payments	(8,920)	—	—	(8,920)
Increase (decrease ) in bank overdrafts	—	(642)	181	(461)
Change in intercompany, net	8,697	(7,926)	(771)	—

Net cash provided by (used in) financing activities	(223)	26,738	(590)	25,925

Increase in cash	3	31,222	712	31,937

Cash and cash equivalents — beginning of period	195	24,142	440	24,777

Cash and cash equivalents — end of period	$198	$55,364	$1,152	$56,714

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
     The following discussion and analysis of our results of operations and financial condition for the 13 and 26 weeks ended July 4, 2006 and June 28, 2005 should be read in conjunction with our audited financial statements, including the related notes, included in our annual report on Form 10-K for the year ended January 3, 2006. The financial data has been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”).
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
     When renewing an existing contract or securing a new contract, we usually have to make a capital expenditure in our client’s facility and offer to pay the client a percentage of the net sales or profits in the form of a commission. Historically, we have reinvested the cash flow generated by operating activities in order to renew or obtain contracts. We believe that these investments have provided a diversified account base of exclusive, long-term contracts. However, as a result of the changes to our capital structure in 2003, including the dividend and interest payments to our IDS holders, we were limited in our ability to make growth capital expenditures and to grow our business as rapidly as we did prior to our IPO. Consequently, we obtained new senior credit financing in 2005 to permit us to make the growth and maintenance capital expenditures and investments in our infrastructure that we believe will help strengthen our financial position. In addition, in 2005 we also invested in our strategic initiatives, including culinary excellence, speed of service, branded concepts and design initiatives, in order to differentiate ourselves in the market and ultimately strengthen our financial position by operating more profitably. In 2006, we continue to focus on these strategic initiatives while attempting to keep our overhead expenses consistent with fiscal 2005.
Critical Accounting Policies
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date and reported amounts of revenues and expenses, including amounts that are susceptible to change. Our critical accounting policies include accounting methods and estimates underlying such financial statement preparation, as well as judgments around uncertainties affecting the application of those policies. In applying critical accounting policies, materially different amounts or results could be reported under different conditions or using different assumptions. We believe that our critical accounting policies involving significant estimates, uncertainties and susceptibility to change, include the following:

•	Recoverability of Property and Equipment, Contract Rights, Cost in Excess of Net Assets Acquired and Other Intangible Assets. As of July 4, 2006, net property and equipment of $48.6 million and net contract rights of $78.1 million were recorded. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, we evaluate long-lived assets with definite lives for possible impairment when an event occurs which would indicate that such assets’ carrying amount may not be recoverable. The impairment analysis is made at the contract level and evaluates the net property and equipment as well as the contract rights related to that contract. The undiscounted future cash flows from a contract are compared to the carrying value of the related long-lived assets. If the undiscounted future cash flows are lower than the carrying value, an impairment charge is recorded. The amount of the impairment charge is equal to the difference between the carrying value (or net book value) of the long-lived assets and the future discounted cash flows related to the assets (using a rate based on our incremental borrowing rate). As we base our estimates of undiscounted future cash flows on past operating performance, including anticipated labor and other cost increases, and prevailing market conditions, we cannot make assurances that our estimates are achievable. Different conditions or assumptions, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our evaluation and our financial condition or future results of operations. Events that would trigger an evaluation at the contract level include the loss of a tenant team, intent to cease operations at a facility due to contract termination or other means, the bankruptcy of a client, and the discontinuation of a sports league or a significant increase in competition that could reduce the future profitability of the contract, among others.

As of July 4, 2006, cost in excess of net assets acquired of $41.1 million and other intangible assets (trademarks) of $17.5 million were recorded. In accordance with SFAS No. 142, on an annual basis, we test our indefinite-lived intangible assets (cost in excess of net assets acquired and trademarks) for impairment. Additionally, cost in excess of net assets acquired is tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have determined that the reporting unit for testing the cost in excess of net assets acquired for impairment is Centerplate. In performing the annual cost in excess of net assets acquired assessment, we compare the fair value of Centerplate to its net asset carrying amount, including cost in excess of net assets acquired and trademarks. If the fair value of Centerplate exceeds the carrying amount, then it is determined that cost in excess of net assets acquired is not impaired. Should the carrying amount exceed the fair value, then we would need to perform the second step in the impairment test to determine the amount of the cost in excess of net assets acquired. Fair value for these tests is determined based upon a discounted cash flow model, using a rate based on our incremental borrowing rate. As we base our estimates of cash flows on past operating performance, including anticipated labor and other cost increases and prevailing market conditions, we cannot make assurances that our estimates are achievable. Different conditions or assumptions, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our evaluation and on our financial condition or future results of operations. In performing the annual trademark assessment, management compares the fair value of the intangible asset to its carrying value. Fair value is determined based on a discounted cash flow model, using a rate based on our incremental borrowing rate. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss will be recognized for the excess amount. If the fair value is greater than the carrying amount, no further assessment is performed. We performed our annual assessments of cost in excess of net assets acquired and trademarks on April 4, 2006 and determined that no impairment exists. Additionally, no factors were noted since April 4, 2006 that would cause us to re-evaluate this assessment.

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

•	Accounting Treatment for Income Deposit Securities (“IDSs”), Common Stock Owned by Initial Equity Investors and Derivative Financial Instruments. The Company’s IDSs include common stock and subordinated notes, the latter of which have three embedded derivative features. The embedded derivative features include a call option, a change of control put option, and a term-extending option. The call option allows the Company to repay the principal amount of the subordinated notes after the fifth anniversary of the issuance, provided that the Company also pays all of the interest that would have been paid during the initial 10-year term of the notes, discounted to the date of repayment at a risk-free rate. Under the change of control put option, the holders have the right to cause the Company to repay the subordinated notes at 101% of face value upon a change of control, as defined in the subordinated note agreement. The term-extending option allows the Company to unilaterally extend the term of the subordinated notes for two five-year periods at the end of the initial 10-year period provided that it is in compliance with the requirements of the indenture. The Company has accounted for these embedded derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. Based on SFAS No. 133, as amended and interpreted, the call option and the change of control put option are required to be separately valued. As of July 4, 2006, the fair value of these embedded derivatives was determined to be insignificant. The term-extending option was determined to be inseparable from the underlying subordinated notes. Accordingly, it has not been separately accounted for in the accompany consolidated financial statements.

In connection with the Company’s initial public offering (“IPO”) in December 2003, those investors who held stock prior to the IPO (the “Initial Equity Investors”) entered into an Amended and Restated Stockholders Agreement on December 10, 2003 with the Company (“Amended Stockholders Agreement”), which provides that, upon any post-offering sale of common stock by the Initial Equity Investors, at the option of the Initial Equity Investors, the Company will exchange a portion of its common stock for subordinated notes at an exchange rate of $9.30 principal amount of subordinated notes for each share of common stock (so that, after such exchange, the Initial Equity Investors will have shares of common stock and subordinated notes in the appropriate proportions to represent integral numbers of IDSs). In order to determine the number of shares of common stock that the Initial Equity Investors could convert into subordinated debt, the Company divided the exchange rate of $9.30 by the original issue price of the IDSs of $15.00 at December 4, 2003 (the quotient equals 0.62). This quotient was then multiplied by the total number of shares owned by the Initial Equity Investors (4,060,997 shares) to determine the number of IDSs that the Initial Equity Investors would own after conversion (2,517,817 IDSs, each comprised of one share of stock and a subordinated note). The number of shares owned by the Initial Equity Investors before conversion (4,060,997) was subtracted from the number of shares they would own after conversion (2,517,817) to determine the number of shares of common stock to be converted into subordinated debt (1,543,180 shares) at the exchange rate of $9.30 per share resulting in approximately $14.4 million described further below.

The Company has concluded that the portion of the Initial Equity Investors’ common stock exchangeable for subordinated debt as calculated above should be classified on its consolidated balance sheet according to the guidance provided by Accounting Series Release No. 268 (FRR Section 211), “Redeemable Preferred Stocks”. Accordingly, at both July 4, 2006 and

January 3, 2006, the Company has recorded approximately $14.4 million as “Common stock with conversion option exchangeable for subordinated debt” on the accompanying consolidated balance sheets. Because the Initial Equity Investors were not allowed to convert any shares into subordinated notes during the first 180 days after the IPO, a discount (initially $0.4 million) was applied to the amount recorded as “Common stock with conversion option exchangeable for subordinated debt” during this 180 day period. This discount was accreted to the face amount due of approximately $14.4 million using the effective interest method over the life of the Initial Equity Investors minimum required 180-day holding period. The accretion of approximately $317,000 in fiscal 2004 was a deemed dividend to the Initial Equity Investors. In addition, the Company has determined that the option conveyed to the Initial Equity Investors to exchange common stock for subordinated debt in order to form IDSs is an embedded derivative in accordance with Paragraph 12 of SFAS No. 133. The Company has recorded a liability for the fair value of this embedded derivative of approximately $3.7 million as of July 4, 2006, a decrease of $0.9 million from January 3, 2006. This option is fair-valued each reporting period with the change in the fair value recorded in interest expense in the accompanying consolidated statement of operations.

The common stock held by the Initial Equity Investors was initially treated as a separate class of common stock for presentation of earnings per share. Although the common stock held by the Initial Equity Investors is part of the same class of stock as the common stock included in the IDSs for purposes of Delaware corporate law, the right to convert that is granted in our Amended and Restated Stockholders Agreement as described above causes the stock held by the Initial Equity Investors to have features of a separate class of stock for accounting purposes. In fiscal 2004, the deemed dividend of approximately $317,000 conveyed to the Initial Equity Investors discussed above required a two class earnings per share calculation. Accordingly, the Company had shown separate earnings per share for the stock held by the Initial Equity Investors and the stock included in the IDSs. However, at July 4, 2006 and June 28, 2005, earnings per share for common stock with and without conversion rights were equal and therefore no separate presentation was required.

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

Seasonality and Quarterly Results
     Our net sales and operating results have varied, and are expected to continue to vary, from quarter to quarter (a quarter is comprised of 13 or 14 weeks), as a result of factors which include:
•	seasonality and variations in scheduling of sporting and other events;

•	unpredictability in the number, timing and type of new contracts;

•	timing of contract expirations and special events; and

•	levels of attendance at the facilities which we serve.
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
     Set forth below are comparative net sales by quarter (in thousands) for the first and second quarters of 2006, fiscal 2005, and fiscal 2004:

	2006	2005	2004
Quarter	$113,505	$107,220	$98,236
2nd Quarter	$190,699	$182,071	$173,725
3rd Quarter	—	$208,619	$201,066
4th Quarter	—	$145,202	$134,127
Results of Operations
Thirteen Weeks Ended July 4, 2006 Compared to the 13 Weeks Ended June 28, 2005
     Net sales - Net sales of $190.7 million for the 13 weeks ended July 4, 2006 increased $8.6 million, or approximately 4.7%, from $182.1 million in the prior year period. The increase was primarily due to higher sales at our MLB facilities of $5.7 million mainly as a result of five additional games played in the period and overall higher attendance and per capita spending. In addition, results at our arenas and amphitheaters accounted for improved sales of $4.0 million as compared to the prior year period primarily due to an increase in the number of concerts held at these facilities. Also contributing to the improvement were higher convention center sales of $1.8 million. Partially offsetting these improvements was the termination of some of our contracts which accounted for a decline in sales (net of new accounts) of $2.9 million. In addition, as a result of the continuing impact of Hurricane Katrina, the Louisiana Superdome remained closed and the New Orleans Arena was open on a limited basis, causing a $1.1 million decline in sales. All other facilities contributed an additional $1.1 million to net sales.
     Cost of sales – Cost of sales of $154.2 million for the 13 weeks ended July 4, 2006 increased approximately $7.8 million from $146.4 million in the prior year period due in part to the higher sales volume. As a percentage of net sales, cost of sales increased by approximately 0.4% from the prior year period mainly as a result of an increase in the commissions and royalties paid to our clients. The increase was primarily attributable to a shift in the sales mix reflecting a higher concentration of sales in our profit sharing accounts, where higher commissions are typically paid. The increase was partially offset by a favorable accrual adjustment on our insurance costs.
     Selling, general and administrative expenses – Selling, general and administrative expenses were $17.4 million in the 13 weeks ended July 4, 2006 as compared to $17.9 million in the prior year period, a decline of approximately $0.5 million. As a percentage of net sales, selling, general and administrative costs declined approximately 0.7% from the prior year period. The improvement was primarily due to the impact of non-recurring overhead costs of approximately $0.6 million in the prior year period. Also contributing to the lower selling, general, and administrative expenses was a decline in other operating expenses due to operating efficiencies achieved at certain facilities.
     Depreciation and amortization – Depreciation and amortization was $7.1 million for the 13 weeks ended July 4, 2006, compared to $7.3 million in the prior year period. The decrease was principally attributable to a decline in the step-up depreciation related to the assets acquired in the 1998 acquisition of Service America Corporation.
     Operating income – Operating income increased approximately $1.6 million from the prior year period due to all the factors described above.
     Interest expense – Interest expense was $6.2 million for the thirteen weeks ended July 4, 2006, compared to $13.1 million in the prior year period. The $6.9 million decline is principally attributable to $5.8 million in non-recurring expenses incurred in the prior year period related to entering into our credit agreement on April 1, 2005. The $5.8 million included a prepayment premium of approximately $4.6 million on the prior credit facility and a $1.2 million non-cash charge for the write-off of deferred financing costs. In addition, the prior year period reflected a non-cash charge of $0.6 million related to the change in the fair value of our derivatives as compared to a credit of $0.5 million in the current period.
     Income taxes –Income taxes for the 13 weeks ended July 4, 2006 and June 28, 2005 were calculated using the projected annual effective tax rate for fiscal 2006 and 2005, respectively, in accordance with SFAS No. 109 “Accounting for Income Taxes”. We currently estimate that in the fiscal year ending January 2, 2007, we will have an annual effective tax rate of approximately -40%. In the prior year period, we estimated that our annual effective tax rate for the fiscal year ended January 3, 2006 would be 43%. The decrease in the projected annual effective tax rate is primarily due to a reduction in the non-cash interest charge related to the Company’s derivatives and the relationship between the benefit resulting from the federal tax credits generated compared to the projected book income for the year. Our annual effective tax rate is revised as of the end of each quarter, in accordance with APB Opinion No. 28. The interim income tax rate and resulting provision (or benefit) can fluctuate considerably from quarter to quarter based on changes in the projected annual effective tax rate due to the factors mentioned above. For the 13 weeks ended July 4, 2006, our actual effective tax rate is 101%. This is the result of the change in our projected annual effective tax rate for fiscal 2006 from the rate calculated at the end of the first quarter 2006. The resulting income tax provision recorded for the 13 weeks ended July 4, 2006 is a product of applying the projected annual effective tax rate to our year to date loss before income taxes.
Twenty-six Weeks Ended July 4, 2006 Compared to the 26 Weeks Ended June 28, 2005
     Net sales - Net sales of $304.2 million for the 26 weeks ended July 4, 2006 increased by $14.9 million, or approximately 5.2%, from $289.3 million in the prior year period. The increase was primarily due to higher sales at our convention centers, arenas, and MLB facilities of $8.9 million, $8.7 million, and $8.0 million, respectively. The improvement at the convention centers was partially due to an increase in the number of events held at these facilities while arenas were positively impacted by the resolution of the NHL lock-out and college basketball tournaments held at a number of our facilities. At our MLB facilities, eight additional games were played compared to the prior year period with an overall increase in attendance and per capita spending. Partially offsetting the improvement was a decline in sales of $4.0 million at our NFL facilities primarily as a result of four fewer NFL games played (because of scheduling, four regular season games from the 2004-2005 NFL season were played in the first quarter of fiscal 2005 as compared to none in the 2006 period). In addition, the Louisiana Superdome remained closed and the New Orleans Arena was open on a limited basis, a consequence of the effect of Hurricane Katrina, causing a $4.6 million decline in sales. Additionally, the termination of some of our contracts accounted for a decline in sales (net of new accounts) of $6.0 million. All other facilities contributed an additional $3.9 million to net sales.
     Cost of sales – Cost of sales of $249.8 million for the 26 weeks ended July 4, 2006 increased approximately $14.4 million from $235.4 million in the prior year period due in part to the higher sales volume. As a percentage of net sales, cost of sales increased by approximately 0.7% from the prior year period mainly as a result of an increase in the commissions and royalties paid to our clients. The increase was primarily attributable to a shift in the sales mix reflecting a higher concentration of sales in our profit sharing accounts, where higher commissions are typically paid. The increase was partially offset by improved product costs related to a change in the sales mix and savings at certain accounts.
     Selling, general and administrative expenses – Selling, general and administrative expenses were $32.1 million in the 26 weeks ended July 4, 2006 as compared to $33.7 million in the prior year period, a decline of approximately $1.6 million. As a percentage of net sales, selling, general and administrative costs declined approximately 1.0% from the prior year period. The improvement was primarily due to the impact of non-recurring overhead costs of approximately $1.5 million incurred in the prior year period. Also contributing to the lower selling, general, and administrative expenses was a decline in other operating expenses due to operating efficiencies achieved at certain facilities.
     Depreciation and amortization – Depreciation and amortization was $14.1 million for both the 26 weeks ended July 4, 2006 and June 28, 2005. Depreciation and amortization reflects an increase principally attributable to investments made in contract acquisitions and renewals offset by a reduction in the step-up depreciation related to the assets acquired in the 1998 acquisition of Service America Corporation.
     Contract related losses – For the 26 weeks ended July 4, 2006, we wrote-off $0.1 million in contract rights for a terminated contract.
     Operating income – Operating income for the 26 weeks ended July 4, 2006 increased approximately $2.0 million from the prior year period due to all the factors described above.
     Interest expense – Interest expense was $12.7 million for the twenty-six weeks ended July 4, 2006, compared to $18.5 million in the prior year period. The $5.8 million decline is principally attributable to $5.8 million in non-recurring expenses incurred in the prior year period related to entering into our credit agreement on April 1, 2005. The $5.8 million included a prepayment premium of approximately $4.6 million on the prior credit facility and a $1.2 million non-cash charge for the write-off of deferred financing costs. In addition, the prior year period reflected a non-cash charge of $0.5 million related to the change in the fair value of our derivatives as compared to a credit of $0.9 million in the current period. The remaining increase of $1.4 million is primarily related to higher interest expense for the term loan and revolver availability under the current credit agreement ($1.1 million) and higher amortization of the deferred financing costs ($0.3 million)
     Income taxes – Income taxes for the 26 weeks ended July 4, 2006 and June 29, 2005 were calculated using the projected annual effective tax rate for fiscal 2006 and 2005, respectively, in accordance with SFAS No. 109 “Accounting for Income Taxes”. We currently estimate that in the fiscal year ending January 2, 2007, we will have an effective annual tax rate of approximately -40%. In the prior year period, we estimated that our effective annual tax rate for the fiscal year ended January 3, 2006 would be 43%. The decrease in the projected annual effective tax rate for the 2006 period is primarily due to a reduction in the non-cash interest charge related to the Company’s derivatives and the relationship between the benefit resulting from the federal tax credits generated compared to the projected book income for the year. Our annual effective tax rate is revised as of the end of each quarter, in accordance with APB Opinion No. 28. The interim income tax rate and resulting provision (or benefit) can fluctuate considerably from quarter to quarter based on changes in the projected annual effective tax rate due to the factors mentioned above.
Liquidity and Capital Resources
     For the 26 weeks ended July 4, 2006, net cash provided by operating activities was $31.1 million compared to $19.5 million in the prior year period. The increase was primarily due to the non-recurring $4.6 million prepayment premium incurred in the prior year period associated with the refinancing of our credit agreement on April 1, 2005 and fluctuations in working capital, due in large part to commission payments to our clients, which vary from quarter to quarter as a result of the timing and number of events at the facilities we serve.
     Net cash used in investing activities was $9.7 million for the 26 weeks ended July 4, 2006, as compared to $13.5 million in the prior year period. The lower level of investment in the 2006 period primarily reflects a decrease in capital expenditures to acquire new accounts (approximately $1.1 million) and to extend existing contracts (approximately $1.0 million). Additionally, the current period reflects the return of the unamortized capital investment ($1.8 million) made in connection with a recently terminated contract.
     Net cash used in financing activities was $7.7 million in the 26 weeks ended July 4, 2006 as compared to net cash provided by financing activities of $25.9 million in the prior year period. The primary difference is due to the refinancing of the credit facility reflected in the 2005 period, with $107.5 million in proceeds from the credit agreement being offset by the payment of $7.2 million in associated financing costs and the repayment of $65.0 million under the prior credit facility.
     We are also often required to obtain performance bonds, bid bonds or letters of credit to secure our contractual obligations. As of July 4, 2006, we had requirements outstanding for performance bonds and letters of credit of $14.4 million and $20.9 million, respectively. Under the credit facility, we have an aggregate of $35.0 million available for letters of credit, subject to an overall borrowing limit of $107.5 million. As of July 4, 2006, we had approximately $86.6 million available to be borrowed under the revolving portion of the credit facility. At that date there were no outstanding borrowings and $20.9 million of outstanding, undrawn letters of credit reducing availability.
     Sports teams and municipalities have spearheaded efforts to develop new large stadiums. In order to bid successfully on these projects, we will need to be able to commit to making relatively large capital expenditures. For these and other projects, we will also need to demonstrate our ability to provide competitive product and service offerings. We intend to address this through further enhancing our strategic initiatives, including culinary excellence and design, as well as continuing to develop our branded product and speed of service initiatives, all designed to help differentiate us in our market. This in turn will continue to require investment in these initiatives and in the management infrastructure designed to help us manage our business more efficiently.
     We believe that cash flow from operating activities, together with borrowings available under the revolving portion of the credit facility, will be sufficient to fund our currently anticipated capital investment requirements, interest, dividend payments and working capital requirements. We anticipate total capital investments of approximately $30 million to $35 million in fiscal 2006, of which $11.7 million has been spent to date in investments primarily associated with the renewal and/or acquisition of contracts. The primary driver of the increase in expected capital investments in fiscal 2006, as compared to fiscal 2005, is the relatively high percentage of our net sales represented by contracts that will come up for renewal in 2006. In

2006, contracts representing 24.1% of our net sales, or $154.9 million, are up for renewal. Consequently, we anticipate making higher than average capital expenditures on commitments in order to renew these contracts. As of the second quarter ended July 4, 2006, we have renewed approximately 15.8% of these sales. We have revised our capital forecast from that presented in our Form 10-Q for the period ended April 4, 2006 to the lower end of the original range that we had estimated due to lower expected capital for contract renewals and new accounts. As a result of the anticipated contract renewals, borrowings under the revolving portion of our credit facility may increase in 2006.
     In addition, while the declaration of dividends is at the sole discretion of our board of directors, we expect to pay dividends on our common stock at the same rate as fiscal 2005 (approximately $17.8 million, of which $8.9 million was paid as of July 4, 2006).
New Accounting Standards
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also requires expanded disclosures including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examination by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position. FIN 48 is effective for public companies for fiscal years beginning after December 15, 2006. We have not yet determined the impact, if any, of the recognition and measurement requirements of FIN 48 on our existing tax positions. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings.
Cautionary Statement Regarding Forward-looking Statements
     Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Quarterly Report on Form 10-Q may be forward-looking statements which reflect our current views with respect to future events and financial performance. These statements may include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate” and similar statements of a future or forward-looking nature.
     All forward-looking statements address matters that involve risks and uncertainties that could cause actual results to differ materially from those indicated in these statements or that could adversely affect the holders of our securities. Some of these risks and uncertainties are discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended January 3, 2006.
     Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Interest rate risk –We are exposed to interest rate volatility with regard to our revolving credit facility borrowings and term loan. As of July 4, 2006, we had no outstanding borrowings under the revolving portion of our credit facility and a $106.2 million balance on our term loan. A change in interest rate of one percent on these borrowings would cause a change in the annual interest expense of $1.1 million. In order to minimize our exposure to interest rate risk, we recently entered into a one year interest rate cap agreement for a notional amount of $100 million designed to offset our risk in the event that LIBOR exceeds 6.3% per annum. The interest rate cap agreement will be in effect starting with our third fiscal quarter. While our subordinated notes are fixed interest-rate debt obligations, fluctuating interest rates could result in material changes to the fair values of the embedded derivatives in our IDSs.
     Market risk – Changing market conditions that influence stock prices could have an impact on the value of our liability for derivatives. As of July 4, 2006, a gain of $0.9 million has been recorded to our consolidated statement of operations to record changes in the fair value of our derivatives. A $1.00 fluctuation in the price of our IDS units would result in an approximate $0.6 million to $0.7 million change in our liability for derivatives.
     As of July 4, 2006, there have been no material changes, except as discussed above, in the quantitative and qualitative disclosures about market risk from the information presented in our Form 10-K for the year ended January 3, 2006.
Item 4. Controls and Procedures
     Evaluation of disclosure controls and procedures
     We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 4, 2006. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives. During the period covered by this report there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2006.

Centerplate, Inc.

By:	/s/ Kenneth R. Frick
Name:	Kenneth R. Frick
Title:	Chief Financial Officer