Form 10-Q
period 2006-10-03
Centerplate, Inc.
filed 2006-11-13
CIK 1086774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended October 3, 2006 or

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
☑Yes     ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (see definition of “accelerated filer” and large accelerated filer” in Rule 12b-2 of the Exchange Act).
☐ Large accelerated filer      ☑Accelerated filer     ☐ Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ yes     ☑No
APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares of common stock of Centerplate, Inc. outstanding as of November 10, 2006 was 22,524,992.

CENTERPLATE, INC.

PART I
FINANCIAL INFORMATION
CENTERPLATE, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
OCTOBER 3, 2006 AND JANUARY 3, 2006

	October 3,	January 3,
	2006	2006
	(In thousands, except share data)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$55,338	$41,410
Accounts receivable, less allowance for doubtful accounts of $1,090 and $1,049 at October 3, 2006 and January 3, 2006, respectively	28,305	23,459
Merchandise inventories	22,324	16,852
Prepaid expenses and other	3,754	3,141
Deferred tax asset	3,927	3,928

Total current assets	113,648	88,790

PROPERTY AND EQUIPMENT:
Leasehold improvements	41,976	41,969
Merchandising equipment	69,104	63,821
Vehicles and other equipment	17,142	16,493
Construction in process	1,096	218

Total	129,318	122,501
Less accumulated depreciation and amortization	(78,794)	(72,776)

Property and equipment, net	50,524	49,725

OTHER LONG-TERM ASSETS:
Contract rights, net	81,150	80,557
Restricted cash	8,926	8,616
Cost in excess of net assets acquired	41,142	41,142
Deferred financing costs, net	13,572	15,499
Trademarks	17,523	17,523
Deferred tax asset	13,114	13,116
Other	4,218	3,057

Total other long-term assets	179,645	179,510

TOTAL ASSETS	$343,817	$318,025

See notes to consolidated condensed financial statements.

CENTERPLATE, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)(UNAUDITED)
OCTOBER 3, 2006 AND JANUARY 3, 2006

	October 3,	January 3,
	2006	2006
	(In thousands, except share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$1,075	$1,075
Accounts payable	24,089	16,814
Accrued salaries and vacations	16,176	13,263
Liability for insurance	4,880	6,689
Accrued taxes, including income taxes	7,782	4,205
Accrued commissions and royalties	33,980	15,838
Liability for derivatives	2,261	4,615
Accrued interest	945	988
Accrued dividends	1,487	1,487
Advance deposits	5,803	2,588
Other	3,387	3,260

Total current liabilities	101,865	70,822

LONG-TERM LIABILITIES:
Long-term debt	210,057	210,864
Liability for insurance	8,039	5,874
Other liabilities	386	510

Total long-term liabilities	218,482	217,248

COMMITMENTS AND CONTINGENCIES

COMMON STOCK WITH CONVERSION OPTION, PAR VALUE $0.01, EXCHANGEABLE FOR SUBORDINATED DEBT, NET OF DISCOUNT	14,352	14,352

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value — authorized: 100,000,000 shares; issued: 18,463,995 shares without conversion option; outstanding:
18,463,995 shares without conversion option	185	185
issued: 21,531,152 shares with conversion option; outstanding:
4,060,997 shares with conversion option	215	215
Additional paid-in capital	218,331	218,331
Accumulated deficit	(89,695)	(82,920)
Accumulated other comprehensive income	1,022	732
Treasury stock — at cost (17,470,153 shares)	(120,940)	(120,940)

Total stockholders’ equity	9,118	15,603

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$343,817	$318,025

See notes to consolidated condensed financial statements.

CENTERPLATE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED OCTOBER 3, 2006
AND SEPTEMBER 27, 2005

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3,	September 27,	October 3,	September 27,
	2006	2005	2006	2005
	(In thousands, except for share data)
Net sales	$218,929	$208,619	$523,133	$497,910

Cost of sales (excluding depreciation & amortization)	175,999	166,297	425,833	401,738
Selling, general, and administrative	19,588	19,738	51,684	53,388
Depreciation and amortization	7,212	7,332	21,337	21,433
Contract related losses	—	280	100	280

Operating income	16,130	14,972	24,179	21,071
Interest expense	5,502	6,955	18,248	25,478
Other income, net	(501)	(322)	(1,164)	(627)

Income (Loss) before income taxes	11,129	8,339	7,095	(3,780)
Income tax provision (benefit)	(1,140)	3,827	490	(1,386)

Net income (loss)	$12,269	$4,512	$6,605	$(2,394)

Basic and Diluted Net Income (Loss) per share with and without conversion option	$0.54	$0.20	$0.29	$(0.11)

Weighted average shares outstanding with conversion option	4,060,997	4,060,997	4,060,997	4,060,997
Weighted average shares outstanding without conversion option	18,463,995	18,463,995	18,463,995	18,463,995

Total weighted average shares outstanding	22,524,992	22,524,992	22,524,992	22,524,992

Dividends declared per share	$0.20	$0.20	$0.59	$0.59

See notes to consolidated condensed financial statements.

CENTERPLATE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE PERIOD FROM JANUARY 3, 2006 TO OCTOBER 3, 2006 AND THE THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 3, 2006 AND SEPTEMBER 27, 2005

	Common	Common	Common	Common
	Shares	Stock	Shares	Stock			Accumulated
	without	without	with	with	Additional		Other
	Conversion	Conversion	Conversion	Conversion	Paid-in	Accumulated	Comprehensive	Treasury
	Option	Option	Option	Option	Capital	Deficit	Income	Stock	Total
	(In thousands, except share data)
BALANCE, JANUARY 3, 2006	18,463,995	$185	21,531,152	$215	$218,331	$(82,920)	$732	$(120,940)	$15,603

Foreign currency translation	—	—	—	—	—	—	290	—	290

Dividends declared	—	—	—	—	—	(13,380)	—	—	(13,380)

Net income	—	—	—	—	—	6,605	—	—	6,605

BALANCE, OCTOBER 3, 2006	18,463,995	$185	21,531,152	$215	$218,331	$(89,695)	$1,022	$(120,940)	$9,118

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3,	September 27,	October 3,	September 27,
	2006	2005	2006	2005
	(In thousands)
Net income (loss)	$12,269	$4,512	$6,605	$(2,394)

Other comprehensive income (loss) - foreign currency translation adjustment	(23)	263	290	104

Comprehensive income (loss)	$12,246	$4,775	$6,895	$(2,290)

See notes to consolidated condensed financial statements.

CENTERPLATE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
THIRTY-NINE WEEK PERIODS ENDED OCTOBER 3, 2006 AND SEPTEMBER 27, 2005

	Thirty-nine Weeks Ended
	October 3,	September 27,
	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,605	$(2,394)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,337	21,433
Amortization of deferred financing costs	1,927	2,825
Charge for impaired assets	100	280
Non-cash interest earned on restricted cash	(310)	(92)
Derivative non-cash interest	(2,354)	977
Deferred tax change	3	(1,386)
Gain on disposition of assets	(32)	(47)
Other	290	104
(Increase)/decrease in assets and liabilities:
Accounts receivable	(4,694)	(4,767)
Merchandise inventories	(5,472)	(3,782)
Prepaid expenses	(613)	(374)
Other assets	(1,563)	(95)
Accounts payable	3,315	5,132
Accrued salaries and vacations	2,913	5,881
Liability for insurance	356	2,164
Accrued commissions and royalties	16,639	14,265
Other liabilities	6,751	3,789

Net cash provided by operating activities	45,198	43,913

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,604)	(11,857)
Proceeds from sale of property and equipment	250	456
Contract rights acquired	(12,405)	(8,994)
Return of unamortized capital investment	1,828	—

Net cash used in investing activities	(19,931)	(20,395)

See notes to consolidated condensed financial statements.

CENTERPLATE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)(UNAUDITED)
THIRTY-NINE WEEK PERIODS ENDED OCTOBER 3, 2006 AND SEPTEMBER 27, 2005

	Thirty-nine Weeks Ended
	October 3,	September 27,
	2006	2005
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments — revolving loans	$(5,000)	$(44,250)
Borrowings — revolving loans	5,000	44,250
Principal payments on long-term debt	(807)	(269)
Proceeds from long-term debt	—	107,500
Retirement of existing long-term borrowings	—	(65,000)
Payments of financing costs	—	(7,247)
Dividend payments	(13,380)	(13,380)
Increase in bank overdrafts	2,848	1,332

Net cash (used in) provided by financing activities	(11,339)	22,936

INCREASE IN CASH AND CASH EQUIVALENTS:	13,928	46,454

CASH AND CASH EQUIVALENTS:
Beginning of period	41,410	24,777

End of period	$55,338	$71,231

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$18,718	$21,608
Income taxes paid	$232	$13

SUPPLEMENTAL NON CASH FLOW INVESTING AND FINANCING ACTIVITIES:
Capital investment commitment	$2,046	$475
Dividends declared and unpaid	$1,487	$1,487
See notes to consolidated condensed financial statements.

CENTERPLATE, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
THIRTY-NINE WEEK PERIODS ENDED OCTOBER 3, 2006 AND SEPTEMBER 27, 2005
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
          The accompanying financial statements of Centerplate have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.
          The results of operations for the 39 week period ended October 3, 2006 are not necessarily indicative of the results to be expected for the 52 week fiscal year ending January 2, 2007 due to the seasonal aspects of the business. The accompanying consolidated condensed financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended January 3, 2006 included in the Company’s annual report on Form 10-K.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          There have not been any changes in our significant accounting policies from those disclosed in the Company’s annual report for fiscal year 2005 on Form 10-K for the year ended January 3, 2006.
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
          Insurance – At the beginning of fiscal 2002, the Company adopted a high deductible insurance program for general liability, auto liability, and workers’ compensation risk. Prior to that time, the Company had a premium-based insurance program for these risks. The Company self-insures its employee health plans. Management establishes a reserve for the high deductible insurance and self-insurance obligations considering a number of factors, including historical experience and an actuarial assessment of the liabilities for reported claims and claims incurred but not reported. The estimated liabilities for these programs, except for employee health insurance, are then discounted using rates of approximately 4.4% and 4.8% at January 3, 2006 and October 3, 2006, respectively, to their present value based on expected loss payment patterns determined by experience. The total discounted high deductible liabilities recorded by the Company at January 3, 2006 and October 3, 2006 were $10,804,000 and $11,022,000, respectively. The related undiscounted amounts were $11,673,000 and $12,625,000, respectively.
          The employee health self-insurance liability is based on claims filed and estimates for claims incurred but not reported. The total liability recorded by the Company at January 3, 2006 and October 3,

2006 was $1,594,000 and $1,677,000, respectively.
          As disclosed in the Company’s annual report on Form 10-K for the year ended January 3, 2006, four of the venues at which the Company operated were impacted by Hurricane Katrina. The Company maintains property and business interruption insurance to cover the loss of property and income for events such as Hurricane Katrina. During the thirteen weeks ended October 3, 2006, the net amount of $0.7 million was recorded in selling, general and administrative expenses on the Company’s statement of operations for insurance proceeds related to losses incurred from Hurricane Katrina.
          Accounting Treatment for Income Deposit Securities (“IDSs”), Common Stock Owned by Initial Equity Investors and Derivative Financial Instruments — The Company’s IDSs are composed of common stock and subordinated notes, the latter of which have three embedded derivative features. The embedded derivative features include a call option, a change of control put option, and a term-extending option. The call option allows the Company to repay the principal amount of the subordinated notes after the fifth anniversary of the issuance, provided that we also pay all of the interest that would have been paid during the initial 10-year term of the notes, discounted to the date of repayment at a risk-free rate. Under the change of control put option, the holders have the right to cause the Company to repay the subordinated notes at 101% of face value upon a change of control, as defined in the indenture governing the subordinated notes. The term-extending option allows the Company to unilaterally extend the term of the subordinated notes for two five-year periods at the end of the initial 10-year period provided that it is in compliance with the requirements of the indenture. The Company has accounted for these embedded derivatives in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. Based on SFAS No. 133, as amended and interpreted, the call option and the change of control put option are required to be separately valued. As of October 3, 2006, the fair value of these embedded derivatives was determined to be insignificant. The term-extending option was determined to be inseparable from the underlying subordinated notes. Accordingly, it has not been separately accounted for in the accompanying consolidated financial statements.
          In connection with Centerplate’s initial public offering (“IPO”) in December 2003, those investors who held stock prior to the IPO (the “Initial Equity Investors”) entered into an Amended and Restated Stockholders Agreement dated as of December 10, 2003 with the Company (“Amended Stockholders Agreement”), which provides that, upon any post-offering sale of common stock by the Initial Equity Investors, at the option of the Initial Equity Investors, the Company will exchange a portion of such common stock for subordinated notes at an exchange rate of $9.30 principal amount of subordinated notes for each share of common stock. The purpose of the exchange feature is to enable the Initial Equity Investors to hold shares of common stock and subordinated notes in the appropriate proportions to represent integral numbers of IDSs. In order to determine the number of shares of common stock that the Initial Equity Investors could convert into subordinated debt, the Company divided the exchange rate of $9.30 by the original issue price of the IDSs of $15.00 at December 4, 2003 (the quotient equals 0.62). This quotient was then multiplied by the total number of shares owned by the Initial Equity Investors (4,060,997 shares) to determine the number of IDSs that the Initial Equity Investors would own after conversion (2,517,817 IDSs, each comprised of one share of stock and a subordinated note). The number of shares owned by the Initial Equity Investors before conversion (4,060,997) was subtracted from the number of shares they would own after conversion (2,517,817) to determine the number of shares of common stock to be converted into subordinated debt (1,543,180 shares) at the exchange rate of $9.30 per share resulting in approximately $14.4 million described further below.
          The Company has concluded that the portion of the Initial Equity Investors’ common stock exchangeable for subordinated debt as calculated above should be classified on its consolidated balance sheet according to the guidance provided by Accounting Series Release No. 268 (FRR Section 211), “Redeemable Preferred Stocks”. Accordingly, at both October 3, 2006 and January 3, 2006, the Company has recorded approximately $14.4 million as “Common stock with conversion option exchangeable for subordinated debt” on the accompanying consolidated balance sheets. Because the Initial Equity Investors were not allowed to convert any shares into subordinated notes during the first 180 days after the IPO, a discount (initially $0.4 million) was applied to the amount recorded as “Common stock with conversion option exchangeable for subordinated debt” during this 180-day period. This discount was accreted to the face amount due of approximately $14.4 million using the effective interest method over the life of the Initial Equity Investors minimum required 180-day holding period. The accretion of approximately $317,000 in fiscal 2004 was a deemed dividend to the Initial Equity Investors. In addition, the Company has determined that the option conveyed to the Initial Equity Investors to exchange common stock for subordinated debt in order to form IDSs is an embedded derivative in accordance with Paragraph 12 of SFAS No. 133. The Company has recorded a liability for the fair value of this embedded derivative of approximately $2.3 million as of October 3, 2006, a decrease of $2.4 million from January 3, 2006. Changes in the fair value are recorded in interest expense in the accompanying consolidated statement of operations.
          The common stock held by the Initial Equity Investors was initially treated as a separate class of common stock for presentation of earnings per share. Although the common stock held by the Initial Equity Investors is part of the same class of stock as the common stock included in the IDSs for purposes of Delaware corporate law, the right to convert that is granted in our Amended and Restated Stockholders Agreement as described above causes the stock held by the Initial Equity Investors to have features of a separate class of stock for accounting purposes. In fiscal 2004, the deemed dividend of approximately $317,000 conveyed to the Initial Equity Investors discussed above requires a two class earnings per share calculation. Accordingly, the Company had shown separate earnings per share for the stock held by the Initial Equity Investors and the stock included in the IDSs. However, at October 3, 2006 and September 27, 2005, earnings per share for common stock with and without conversion rights were equal and therefore no separate presentation was required.
               Income Taxes –The provision (benefit) for income taxes includes federal, state and foreign taxes currently payable, and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance is established for deferred tax assets when it is more likely than not that the benefits of such assets will not be realized.
          Income taxes for the 39 weeks ended October 3, 2006 and September 27, 2005 were calculated using the projected annual effective tax rate for fiscal 2006 and 2005, respectively, in accordance with SFAS No. 109 “Accounting for Income Taxes” and APB No. 28 “Interim Financial Reporting”. Currently, the Company estimates that in the fiscal year ending January 2, 2007, it will have an effective annual tax rate of approximately 6%. In determining the effective annual tax rate, the Company’s book income, permanent tax adjustments, and tax credits have been factored into the calculation. In the previous year, the Company estimated that its annual effective tax rate for the fiscal year ended January 3, 2006 would be 37%. The decrease in the projected annual effective tax rate is primarily due to the non-cash interest charge related to the Company’s derivatives which is a permanent adjustment (as it increases the effective tax rate decreases). The interim income tax provision (or benefit) can fluctuate considerably from quarter to quarter as a result of changes in the projected annual effective tax rate.
          The Company accounted for its issuance of IDS units in December 2003 by allocating the proceeds for each IDS unit to the underlying stock and subordinated notes based upon the relative fair values of each at that time. Accordingly, the portion of the aggregate IDSs outstanding that represents subordinated notes has been accounted for by the Company as long-term debt bearing a stated interest rate of 13.5% maturing on December 10, 2013. During the 39 weeks ended October 3, 2006, the Company accounted for a planned deduction of interest expense of approximately $10.7 million on the subordinated notes from taxable income for U.S. federal and state income tax purposes. Although to date the Company has not been notified that the notes should be treated as equity rather than debt for U.S. federal and state income tax purposes, there can be no assurances that the Internal Revenue Service or the courts will not seek to challenge the treatment of these notes as debt or the amount of interest expense deducted. If the notes were reclassified as equity, the cumulative interest expense associated with the notes of approximately $40.0 million would not be deductible from taxable income. Since issuance of the IDS units in December 2003, the cumulative amount of additional tax due to the federal and state tax authorities would be approximately $9.0 million based on management’s opinion that the Company should be able to utilize net operating losses and tax credits to offset a portion of its tax liability. Such reclassification, however, would also cause the Company to utilize at a faster rate more of its deferred tax assets than it otherwise would. The additional tax due to the federal and state authorities for the 39 week period ending October 3, 2006 would be approximately $5.9 million. The calculation reflects the year-to-date exposure and can fluctuate from quarter to quarter based on the Company’s net income or loss which is driven by a number of factors including the seasonality of the business. The Company has not recorded a liability for any potential disallowance of this deduction.
          Reclassifications – The Company has corrected its presentation within the statement of cash flows of activity related to borrowings and repayments under its revolving credit facility. Such borrowings and repayments, formerly presented on a net basis, are now shown in their gross amounts. This correction had no effect on total cash flows from financing activities.
          New Accounting Standards - In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also requires expanded disclosures including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examination by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position. FIN 48 will be effective for public companies for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact, if any, of the recognition and measurement requirements of FIN 48 on our existing tax positions. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, will be reflected as an adjustment to the opening balance of retained earnings.
          In September 2006, FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements”. In addition to defining fair value, SFAS 157 provides a framework for the measurement of fair value and expands disclosure requirements about fair value measurements. SFAS 157 will be effective for fiscal years beginning after November 15, 2007. The Company has yet to evaluate the impact of SFAS 157 on its financial statements.
          In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 are effective for fiscal years ending after November 15, 2006. The Company has yet to evaluate the impact of SAB 108 on its financial statements.
3. COMMITMENTS AND CONTINGENCIES
          The Company is from time to time involved in various legal proceedings incidental to the conduct of its business. As previously reported, two private corporations, Pharmacia Corp. (“Pharmacia”) and Solutia,

Inc. (“Solutia”), asserted a claim in the United States District Court for the Southern District of Illinois (the “Court”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) against Service America which was settled in December 2004. This settlement resolved all of Service America’s alleged liability regarding the Illinois site involved with this claim. A Joint Motion seeking approval of this settlement agreement, dismissing Service America from the case and granting Service America contribution protection to prevent any entity from asserting a contribution claim against Service America with respect to the Illinois site received approval by the Court on June 9, 2005.
          As we also previously reported, a related potential claim was made in August 2005 by the United States Department of Justice, on behalf of the United States Environmental Protection Agency. In July 2006, the parties to this claim reached a settlement agreement in principle which remained subject to the successful negotiation of a consent decree. The parties have successfully negotiated and executed a consent decree which was filed with the Court on October 4, 2006. The consent decree provides for a 30-day review period from time of publication, which was on October 18, 2006. After expiration of this notice period, the consent decree will be presented to the Court for final approval.
          As was also previously reported, the settlement agreement resolving the purported class action entitled Holden v. Volume Services America, Inc. et al., against the Company in the Superior Court of California for the County of Orange, received final court approval on June 26, 2006. After expiration of the required appeals period, the judgment became final as of August 26, 2006. Consequently, the purported class action, Perez v. Volume Services Inc, d/b/a Centerplate, filed in the Superior Court for Yolo County, California has also now been resolved with the Holden case.
          In addition to the matters described above, there are various claims and pending legal actions against or directly involving the Company that are incidental to the conduct of our business. It is the opinion of management, after considering a number of factors, including but not limited to the current status of any pending proceeding (including any settlement discussions), the views of retained counsel, the nature of the litigation, prior experience and the amounts that have been accrued for known contingencies, that the ultimate disposition of any of these pending proceedings or contingencies will not have a material adverse effect on our financial condition or results of operations.
4. SUBSEQUENT EVENTS
          On October 25, 2006, the Company announced that Kevin F. McNamara was named Executive Vice President and Chief Financial Officer of the Company. Mr. McNamara will join the Company by November 27, 2006. Hadi K. Monavar, the Company’s Senior Vice President-Financial Planning, will serve as interim principal financial officer until Mr. McNamara joins the Company. In connection with Mr. McNamara’s appointment as Executive Vice-President and Chief Financial Officer, Kenneth R. Frick’s service as the Company’s Executive Vice President and Chief Financial Officer ended on October 25, 2006. Mr. Frick’s departure is not the result of any dispute with the Company’s management. In connection with his departure, Mr. Frick resigned from all his positions with the Company and its subsidiaries.

5. NON-GUARANTOR SUBSIDIARIES FINANCIAL STATEMENTS
          The $105,245,000 original principal amount of Centerplate’s 13.5% subordinated notes are jointly and severally and fully and non-conditionally guaranteed by each of Centerplate’s direct and indirect 100% owned subsidiaries, except for certain non-wholly owned U.S. subsidiaries and one non-U.S. subsidiary. The following table sets forth the condensed consolidating financial statements of Centerplate as of October 3, 2006 and January 3, 2006 (in the case of the balance sheets) and for the 13 and 39 week periods ended October 3, 2006 and September 27, 2005 (in the case of the statements of operations) and for the 39 week periods ended October 3, 2006 and September 27, 2005 (in the case of the statement of cash flows).
Consolidating Condensed Balance Sheet, October 3, 2006

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
	ASSETS

Current assets:
Cash and cash equivalents	$207	$52,399	$2,732	$—	$55,338
Accounts receivable	—	26,207	2,098	—	28,305
Other current assets	62	28,350	1,593	—	30,005

Total current assets	269	106,956	6,423	—	113,648
Property and equipment, net	—	47,800	2,724	—	50,524
Contract rights, net	75	80,552	523	—	81,150
Cost in excess of net assets acquired	6,974	34,168	—	—	41,142
Intercompany receivable (payable)	120,869	(119,967)	(902)	—	—
Investment in subsidiaries	(2,630)	—	—	2,630	—
Other assets	7,682	48,856	815	—	57,353

Total assets	$133,239	$198,365	$9,583	$2,630	$343,817

	LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current liabilities	$4,524	$92,028	$5,313	$—	$101,865
Long-term debt	105,245	104,812	—	—	210,057
Other liabilities	—	8,425	—	—	8,425

Total liabilities	109,769	205,265	5,313	—	320,347

Common stock with conversion option, par value $0.01 exchangeable for subordinated debt, net of discount	14,352	—	—	—	14,352

Stockholders’ equity (deficiency):
Common stock	400	—	—	—	400
Additional paid-in capital	218,331	—	—	—	218,331
Accumulated earnings (deficit)	(89,695)	(6,900)	3,248	3,652	(89,695)
Treasury stock and other	(119,918)	—	1,022	(1,022)	(119,918)

Total stockholders’ equity (deficiency)	9,118	(6,900)	4,270	2,630	9,118

Total liabilities and stockholders’ equity	$133,239	$198,365	$9,583	$2,630	$343,817

Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
Thirteen Week Period Ended October 3, 2006

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$207,145	$11,784	$—	$218,929

Cost of sales	—	166,018	9,981	—	175,999
Selling, general, and administrative	420	17,185	1,983	—	19,588
Depreciation and amortization	23	6,844	345	—	7,212
Contract related losses	—	—	—	—	—

Operating income (loss)	(443)	17,098	(525)	—	16,130
Interest expense	2,353	3,149	—	—	5,502
Intercompany interest, net	(3,925)	3,925	—	—	—
Other income, net	(5)	(444)	(52)	—	(501)

Income (loss) before income taxes	1,134	10,468	(473)	—	11,129
Income tax provision (benefit)	163	(1,303)			(1,140)
Equity in loss of subsidiaries	11,298	—	—	(11,298)	—

Net income (loss)	12,269	11,771	(473)	(11,298)	12,269
Other comprehensive income - foreign currency translation adjustment	—	—	(23)	—	(23)

Comprehensive income (loss)	$12,269	$11,771	$(496)	$(11,298)	$12,246

Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
Thirty-nine Week Period Ended October 3, 2006

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$486,409	$36,724	$—	$523,133

Cost of sales	—	395,325	30,508	—	425,833
Selling, general, and administrative	1,514	45,792	4,378	—	51,684
Depreciation and amortization	71	20,236	1,030	—	21,337
Contract related losses	—	100	—	—	100

Operating income (loss)	(1,585)	24,956	808	—	24,179
Interest expense	9,272	8,976	—	—	18,248
Intercompany interest, net	(11,775)	11,775	—	—	—
Other income, net	(8)	(1,123)	(33)	—	(1,164)

Income before income taxes	926	5,328	841	—	7,095
Income tax provision	148	342	—	—	490
Equity in earnings of subsidiaries	5,827	—	—	(5,827)	—

Net income (loss)	6,605	4,986	841	(5,827)	6,605
Other comprehensive income - foreign currency translation adjustment	—	—	290	—	290

Comprehensive income (loss)	$6,605	$4,986	$1,131	$(5,827)	$6,895

Consolidating Condensed Statement of Cash Flows
Thirty-nine Week Period Ended October 3, 2006

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Consolidated
	(In thousands)
Cash Flows Provided by (Used in) Operating Activities	$(417)	$41,372	$4,243	$45,198

Cash Flows from Investing Activities:
Purchase of property and equipment	—	(9,501)	(103)	(9,604)
Proceeds from sale of property and equipment	—	250	—	250
Contract rights acquired	—	(12,405)	—	(12,405)
Return of unamortized capital investment	—	1,828	—	1,828

Net cash used in investing activities	—	(19,828)	(103)	(19,931)

Cash Flows from Financing Activities:
Repayments — revolving loans	—	(5,000)	—	(5,000)
Borrowings — revolving loans	—	5,000	—	5,000
Principal payments on long-term debt	—	(807)	—	(807)
Dividend payments	(13,380)	—	—	(13,380)
Increase in bank overdrafts	—	2,848	—	2,848
Change in intercompany, net	13,805	(10,798)	(3,007)	—

Net cash provided by (used in) financing activities	425	(8,757)	(3,007)	(11,339)

Increase in cash	8	12,787	1,133	13,928

Cash and cash equivalents — beginning of period	199	39,612	1,599	41,410

Cash and cash equivalents — end of period	$207	$52,399	$2,732	$55,338

Consolidating Condensed Balance Sheet, January 3, 2006

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
	ASSETS

Current assets:
Cash and cash equivalents	$199	$39,612	$1,599	$—	$41,410
Accounts receivable	—	21,861	1,598	—	23,459
Other current assets	7	22,471	1,443	—	23,921

Total current assets	206	83,944	4,640	—	88,790
Property and equipment, net	—	46,269	3,456	—	49,725
Contract rights, net	147	79,758	652	—	80,557
Cost in excess of net assets acquired	6,974	34,168	—	—	41,142
Intercompany receivable (payable)	134,674	(130,765)	(3,909)	—	—
Investment in subsidiaries	(8,747)	—	—	8,747	—
Other assets	8,511	48,316	984	—	57,811

Total assets	$141,765	$161,690	$5,823	$8,747	$318,025

	LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current liabilities	$6,565	$61,573	$2,684	$—	$70,822
Long-term debt	105,245	105,619	—	—	210,864
Other liabilities	—	6,384	—	—	6,384

Total liabilities	111,810	173,576	2,684	—	288,070

Common stock with conversion option, par value $0.01, exchangeable for subordinated debt, net of discount	14,352	—	—	—	14,352

Stockholders’ equity (deficiency):
Common stock	400	—	—	—	400
Additional paid-in capital	218,331	—	—	—	218,331
Accumulated earnings (deficit)	(82,920)	(11,886)	2,407	9,479	(82,920)
Treasury stock and other	(120,208)	—	732	(732)	(120,208)

Total stockholders’ equity (deficiency)	15,603	(11,886)	3,139	8,747	15,603

Total liabilities and stockholders’ equity	$141,765	$161,690	$5,823	$8,747	$318,025

Consolidating Condensed Statement of Operations and Comprehensive Income
Thirteen Week Period Ended September 27, 2005

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$196,276	$12,343	$—	$208,619

Cost of sales	—	155,995	10,302	—	166,297
Selling, general, and administrative	277	18,125	1,336	—	19,738
Depreciation and amortization	27	6,985	320	—	7,332
Transaction related expenses	—	280	—	—	280

Operating income (loss)	(304)	14,891	385	—	14,972
Interest expense	4,333	2,622	—	—	6,955
Intercompany interest, net	(3,925)	3,925	—	—	—
Other income, net	(1)	(318)	(3)	—	(322)

Income (loss) before income taxes	(711)	8,662	388	—	8,339
Income tax provision	141	3,686	—	—	3,827
Equity in earnings of subsidiaries	5,364	—	—	(5,364)	—

Net income	4,512	4,976	388	(5,364)	4,512
Other comprehensive income - foreign currency translation adjustment	—	—	263	—	263

Comprehensive income	$4,512	$4,976	$651	$(5,364)	$4,775

Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
Thirty-nine Week Period Ended September 27, 2005

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$463,561	$34,349	$—	$497,910

Cost of sales	—	373,059	28,679	—	401,738
Selling, general, and administrative	824	48,949	3,615	—	53,388
Depreciation and amortization	80	20,436	917	—	21,433
Contract related losses	—	280	—	—	280

Operating income (loss)	(904)	20,837	1,138	—	21,071
Interest expense	12,533	12,945	—	—	25,478
Intercompany interest, net	(11,775)	11,775	—	—	—
Other income, net	(3)	(614)	(10)	—	(627)

Income (loss) before income taxes	(1,659)	(3,269)	1,148	—	(3,780)
Income tax benefit	(245)	(1,141)	—	—	(1,386)
Equity in earnings of subsidiaries	(980)	—	—	980	—

Net income (loss)	(2,394)	(2,128)	1,148	980	(2,394)
Other comprehensive income - foreign currency translation adjustment	—	—	104	—	104

Comprehensive income (loss)	$(2,394)	$(2,128)	$1,252	$980	$(2,290)

Consolidating Condensed Statement of Cash Flows
Thirty-nine Week Period Ended September 27, 2005

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Consolidated
	(In thousands)
Cash Flows Provided by Operating Activities	$483	$39,550	$3,880	$43,913

Cash Flows from Investing Activities:
Purchase of property and equipment	—	(11,183)	(674)	(11,857)
Proceeds from sale of property and equipment	—	456	—	456
Contract rights acquired	—	(8,994)	—	(8,994)

Net cash used in investing activities	—	(19,721)	(674)	(20,395)

Cash Flows from Financing Activities:
Repayments — revolving loans	—	(44,250)	—	(44,250)
Borrowings — revolving loans	—	44,250	—	44,250
Principal payments on long-term debt	—	(269)	—	(269)
Proceeds from long-term borrowings	—	107,500	—	107,500
Retirement of existing long-term borrowings	—	(65,000)	—	(65,000)
Payments of financing costs	—	(7,247)	—	(7,247)
Dividend payments	(13,380)	—	—	(13,380)
Increase in bank overdrafts	—	1,332	—	1,332
Change in intercompany, net	12,900	(10,498)	(2,402)	—

Net cash provided by (used in) financing activities	(480)	25,818	(2,402)	22,936

Increase in cash	3	45,647	804	46,454

Cash and cash equivalents — beginning of period	195	24,142	440	24,777

Cash and cash equivalents — end of period	$198	$69,789	$1,244	$71,231

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
          The following discussion and analysis of our results of operations and financial condition for the 13 and 39 weeks ended October 3, 2006 and September 27, 2005 should be read in conjunction with our audited financial statements, including the related notes, included in our annual report on Form 10-K for the year ended January 3, 2006. The financial data has been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”).
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
          When renewing an existing contract or securing a new contract, we are usually required to make a capital expenditure in our client’s facility and offer to pay the client a percentage of the net sales or profits in the form of a commission. Historically, we have reinvested the cash flow generated by operating activities in order to renew or obtain contracts. We believe that these investments have provided a diversified account base of exclusive, long-term contracts. However, as a result of the changes to our capital structure in 2003, including the dividend and interest payments to our IDS holders, we were limited in our ability to make growth capital expenditures and to grow our business as rapidly as we did prior to our IPO. Consequently, we obtained new senior credit financing in 2005 to permit us to make the growth and maintenance capital expenditures and investments in our infrastructure that we believe will help strengthen our financial position. In addition, in 2005 we also invested in our strategic initiatives, including culinary excellence, speed of service, branded concepts and design initiatives, in order to differentiate ourselves in the market and ultimately strengthen our financial position by operating more profitably. In 2006, we continue to focus on these strategic initiatives while attempting to keep our overhead expenses consistent with fiscal 2005.
Critical Accounting Policies
          The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date and reported amounts of revenues and expenses, including amounts that are susceptible to change. Our critical accounting policies include accounting methods and estimates underlying such financial statement preparation, as well as judgments around uncertainties affecting the application of those policies. In applying critical accounting policies, materially different amounts or results could be reported under different conditions or using different assumptions. We believe that our critical accounting policies involving significant estimates, uncertainties and susceptibility to change, include the following:

•	Recoverability of Property and Equipment, Contract Rights, Cost in Excess of Net Assets Acquired and Other Intangible Assets. As of October 3, 2006, net property and equipment of $50.5 million and net contract rights of $81.2 million were recorded. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, we evaluate long-lived assets with definite lives for possible impairment when an event occurs which would indicate that such assets’ carrying amount may not be recoverable. The impairment analysis is made at the contract level and evaluates the net property and equipment as well as the contract rights related to that contract. The undiscounted future cash flows from a contract are compared to the carrying value of the related long-lived assets. If the undiscounted future cash flows are lower than the carrying value, an impairment charge is recorded. The amount of the impairment charge is equal to the difference between the carrying value (or net book value) of the long-lived assets and the future discounted cash flows related to the assets (using a rate based on our incremental borrowing rate). As we base our estimates of undiscounted future cash flows on past operating performance, including anticipated labor and other cost increases, and prevailing market conditions, we cannot make assurances that our estimates are achievable. Different conditions or assumptions, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our evaluation and our financial condition or future results of operations. Events that would trigger an evaluation at the contract level include the loss of a tenant team, intent to cease operations at a facility due to contract termination or other means, the bankruptcy of a client, and the discontinuation of a sports league or a significant increase in competition that could reduce the future profitability of the contract, among others.

As of October 3, 2006, cost in excess of net assets acquired of $41.1 million and other intangible assets (trademarks) of $17.5 million were recorded. In accordance with SFAS No. 142, on an annual basis, we test our indefinite-lived intangible assets (cost in excess of net assets acquired and trademarks) for impairment. Additionally, cost in excess of net assets acquired is tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have determined that the reporting unit for testing the cost in excess of net assets acquired for impairment is Centerplate. In performing the assessment for the annual cost in excess of net assets acquired assessment, we compare the fair value of Centerplate to its net assets carrying amount, including cost in excess of net assets acquired and trademarks. If the fair value of Centerplate exceeds the carrying amount, then it is determined that cost in excess of net assets acquired is not impaired. If the carrying amount were to exceed the fair value, then we would need to perform the second step in the impairment test to determine the amount of the cost in excess of net assets acquired. Fair value for these tests is determined based upon a discounted cash flow model, using a rate based on our incremental borrowing rate. As we base our estimates of cash flows on past operating performance, including anticipated labor and other cost increases and prevailing market conditions, we cannot make assurances that our estimates are achievable. Different conditions or assumptions, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our evaluation and on our financial condition or future results of operations. In performing the annual trademark assessment, management compares the fair value of the intangible asset to its carrying value. Fair value is determined based on a discounted cash flow model, using a rate based on our incremental borrowing rate. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss will be recognized for the excess amount. If the fair value is greater than the carrying amount, no further assessment is performed. We performed our annual assessments of cost in excess of net assets acquired and trademarks on April 4, 2006 and determined that no impairment exists. Additionally, no factors were noted since April 4, 2006 that would cause us to re-evaluate this assessment.
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

•	Accounting Treatment for Income Deposit Securities (“IDSs”), Common Stock Owned by Initial Equity Investors and Derivative Financial Instruments. The Company’s IDSs are composed of common stock and subordinated notes, the latter of which have three embedded derivative features. The embedded derivative features include a call option, a change of control put option, and a term-extending option. The call option allows the Company to repay the principal amount of the subordinated notes after the fifth anniversary of the issuance, provided that the Company also pays all of the interest that would have been paid during the initial 10-year term of the notes, discounted to the date of repayment at a risk-free rate. Under the change of control put option, the holders have the right to cause the Company to repay the subordinated notes at 101% of face value upon a change of control, as defined in the indenture governing the subordinated notes. The term-extending option allows the Company to unilaterally extend the term of the subordinated notes for two five-year periods at the end of the initial 10-year period provided that it is in compliance with the requirements of the indenture. The Company has accounted for these embedded derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. Based on SFAS No. 133, as amended and interpreted, the call option and the change of control put option are required to be separately valued. As of October 3, 2006, the fair value of these embedded derivatives was determined to be insignificant. The term-extending option was determined to be inseparable from the underlying subordinated notes. Accordingly, it has not been separately accounted for in the accompanying consolidated financial statements.

In connection with the Company’s initial public offering (“IPO”) in December 2003, those investors who held stock prior to the IPO (the “Initial Equity Investors”) entered into an Amended and Restated Stockholders Agreement dated as of December 10, 2003 with the Company (“Amended Stockholders Agreement”), which provides that, upon any post-offering sale of common stock by the Initial Equity Investors, at the option of the Initial Equity Investors, the Company will exchange a portion of such common stock for subordinated notes at an exchange rate of $9.30 principal amount of subordinated notes for each share of common stock. The purpose of the exchange feature is to enable the Initial Equity Investors to hold shares of common stock and subordinated notes in the appropriate proportions to represent integral numbers of IDSs. In order to determine the number of shares of common stock that the Initial Equity Investors could convert into subordinated debt, the Company divided the exchange rate of $9.30 by the original issue price of the IDSs of $15.00 at December 4, 2003 (the quotient equals 0.62). This quotient was then multiplied by the total number of shares owned by the Initial Equity Investors (4,060,997 shares) to determine the number of IDSs that the Initial Equity Investors would own after conversion (2,517,817 IDSs, each comprised of one share of stock and a subordinated note). The number of shares owned by the Initial Equity Investors before conversion (4,060,997) was subtracted from the number of shares they would own after conversion (2,517,817) to determine the number of shares of common stock to be converted into subordinated debt (1,543,180 shares) at the exchange rate of $9.30 per share resulting in approximately $14.4 million described further below.

The Company has concluded that the portion of the Initial Equity Investors’ common stock exchangeable for subordinated debt as calculated above should be classified on its consolidated balance sheet according to the guidance provided by Accounting Series Release No.

268(FRR Section 211), “Redeemable Preferred Stocks”. Accordingly, at both October 3, 2006 and January 3, 2006, the Company has recorded approximately $14.4 million as “Common stock with conversion option exchangeable for subordinated debt” on the accompanying consolidated balance sheets. Because the Initial Equity Investors were not allowed to convert any shares into subordinated notes during the first 180 days after the IPO, a discount (initially $0.4 million) was applied to the amount recorded as “Common stock with conversion option exchangeable for subordinated debt” during this 180 day period. This discount was accreted to the face amount due of approximately $14.4 million using the effective interest method over the life of the Initial Equity Investors minimum required 180-day holding period. The accretion of approximately $317,000 in fiscal 2004 was a deemed dividend to the Initial Equity Investors. In addition, the Company has determined that the option conveyed to the Initial Equity Investors to exchange common stock for subordinated debt in order to form IDSs is an embedded derivative in accordance with Paragraph 12 of SFAS No. 133. The Company has recorded a liability for the fair value of this embedded derivative of approximately $2.3 million as of October 3, 2006, a decrease of $2.4 million from January 3, 2006. This option is fair-valued each reporting period with the change in the fair value recorded in interest expense in the accompanying consolidated statement of operations.

The common stock held by the Initial Equity Investors was initially treated as a separate class of common stock for presentation of earnings per share. Although the common stock held by the Initial Equity Investors is part of the same class of stock as the common stock included in the IDSs for purposes of Delaware corporate law, the right to convert that is granted in our Amended and Restated Stockholders Agreement as described above causes the stock held by the Initial Equity Investors to have features of a separate class of stock for accounting purposes. In fiscal 2004, the deemed dividend of approximately $317,000 conveyed to the Initial Equity Investors discussed above required a two class earnings per share calculation. Accordingly, the Company had shown separate earnings per share for the stock held by the Initial Equity Investors and the stock included in the IDSs. However, at October 3, 2006 and September 27, 2005, earnings per share for common stock with and without conversion rights were equal and therefore no separate presentation was required.

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

We accounted for the issuance of IDS units in December 2003 by allocating the proceeds for each IDS unit to the underlying stock and subordinated notes based upon the relative fair values of each at that time. Accordingly, the portion of the aggregate IDSs outstanding that represents subordinated notes has been accounted for as long-term debt bearing a stated interest rate of 13.5% maturing on December 10, 2013. Although to date the Company has not been notified that the notes should be treated as equity rather than debt for U.S. federal and state income tax purposes, there can be no assurances that the Internal Revenue Service or the courts will not seek to challenge the treatment of these notes as debt or the amount of interest expense deducted. Such reclassification would result in an additional tax liability and cause Centerplate to utilize at a faster rate more of its deferred tax assets than it otherwise would.

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
          Set forth below are comparative net sales by quarter (in thousands) for the first three quarters of 2006, fiscal 2005, and fiscal 2004:

	2006	2005	2004
1st Quarter	$113,505	$107,220	$98,236

2nd Quarter	$190,699	$182,071	$173,725

3rd Quarter	$218,929	$208,619	$201,066

4th Quarter	—	$145,202	$134,127
Results of Operations
Thirteen Weeks Ended October 3, 2006 Compared to the 13 Weeks Ended September 27, 2005
          Net sales — Net sales of $218.9 million for the 13 weeks ended October 3, 2006 increased $10.3 million, or approximately 4.9%, from $208.6 million in the prior year period. The increase was primarily due to higher sales at our MLB and NFL facilities. MLB sales improved $8.9 million due to eleven additional MLB games that were played during the current period, including two post season games, as well as an increase in per capita spending and attendance at a number of our MLB facilities. In addition, NFL related sales were $6.3 million higher, due primarily to one additional NFL game and higher attendance and per capita spending at a number of the NFL stadiums served by us. Also contributing to the improvement were higher convention center sales of $3.4 million due to an increase in the number of events at these venues. Partially offsetting these improvements was the termination of some of our contracts which accounted for a decline in sales (net of new accounts) of $2.1 million. In addition, sales at our minor league baseball and auto track facilities declined $3.0 million due in part to poor weather conditions on the East Coast during the quarter. Sales at all other facilities decreased $3.2 million.
          Cost of sales – Cost of sales of $176.0 million for the 13 weeks ended October 3, 2006 increased approximately $9.7 million from $166.3 million in the prior year period due in part to the higher sales volume. As a percentage of net sales, cost of sales increased by approximately 0.7% from the prior year period mainly as a result of an increase in the commissions and royalties paid to our clients. The increase was primarily attributable to commissions associated with certain new contracts and a shift in the sales mix reflecting a higher concentration of sales in our profit sharing accounts, where higher commissions are typically paid.
          Selling, general and administrative expenses – Selling, general and administrative expenses were $19.6 million in the 13 weeks ended October 3, 2006 as compared to $19.7 million in the prior year period, a decline of approximately $0.1 million. As a percentage of net sales, selling, general and administrative costs declined approximately 0.5% from the prior year period due in part to lower overhead costs. Also contributing to the lower selling, general, and administrative expenses were insurance proceeds received related to Hurricane Katrina, which resulted in a net credit of $0.7 million.
          Depreciation and amortization – Depreciation and amortization was $7.2 million for the 13 weeks ended October 3, 2006, compared to $7.3 million in the prior year period. The decrease was principally attributable to a decline in the step-up depreciation related to the assets acquired in the 1998 acquisition of Service America Corporation.
          Contract Related Losses – No contract related losses were incurred in the 13 weeks ended October 3, 2006. In the prior year period, a non-cash charge of $0.3 million was taken for the write-off of certain assets associated with a terminated contract.
          Operating income – Operating income increased approximately $1.2 million from the prior year period due to factors described above.
          Interest expense – Interest expense was $5.5 million for the thirteen weeks ended October 3, 2006, compared to $7.0 million in the prior year period. The current year period reflects a $1.4 million a non-cash credit related to the change in the fair value of our derivatives as compared to a charge of $0.5 million in the prior year period which resulted in a $1.9 million decrease in interest expenses. This decrease was partially offset by an increase of $0.4 million in interest associated with our credit facility due primarily to higher interest rates.
          Other income, net – Other income was $0.5 million in the 13 weeks ended October 3, 2006 as compared to $0.3 million in the prior year period. The increase was principally attributable to higher cash balances in the 2006 period due primarily to our credit agreement entered into in April 2005.
          Income taxes – Income taxes for the 13 weeks ended October 3, 2006 and September 27, 2005 were calculated using the projected annual effective tax rate for fiscal 2006 and 2005, respectively, in accordance with SFAS No. 109 “Accounting for Income Taxes”. We currently estimate that in the fiscal year ending January 2, 2007, we will have an annual effective tax rate of approximately 6%. The projected annual effective tax rate at the end of the second quarter was -40%. In the prior year period, we estimated that our annual effective tax rate for the fiscal year ended January 3, 2006 would be 37%. The decrease in the projected annual effective tax rate is primarily due to the non-cash interest charge related to the Company’s derivatives and the change in the Company’s projected taxable income in 2006. Our annual effective tax rate is revised as of the end of each quarter, in accordance with APB Opinion No. 28. As a result, the interim income tax provision (or benefit) can fluctuate considerably from quarter to quarter based on changes in the projected annual effective tax rate. The annual effective tax rate can fluctuate due to many factors including changes in the projected book income, fluctuations in the valuation of the Company’s derivative, permanent tax adjustments and tax credits. The annual effective tax rate is revised at the end of each successive interim period during the fiscal year to our current best estimate in accordance with APB 28. For the 13 weeks ended October 3, 2006, our actual effective tax rate is -10%. This is the result of the change in our projected annual effective tax rate for fiscal 2006 from the rate calculated at the end of the second quarter 2006. The resulting income tax provision recorded for the 13 weeks ended October 3, 2006 is a product of applying the projected annual effective tax rate to our year to date earnings before income taxes.

Thirty-nine Weeks Ended October 3, 2006 Compared to the 39 Weeks Ended September 27, 2005
          Net sales — Net sales of $523.1 million for the 39 weeks ended October 3, 2006 increased by $25.2 million, or approximately 5.1%, from $497.9 million in the prior year period. The increase was primarily due to higher sales at our MLB facilities, convention centers, and arenas of $16.9 million, $12.4 million, and $10.2 million, respectively. At our MLB facilities, 19 additional games were played compared to the prior year period with an overall increase in attendance and per capita spending. The improvement at the convention centers was partially due to an increase in the number of events held at these facilities while arenas were positively impacted by the resolution of the NHL lock-out and college basketball tournaments held at a number of our facilities. Partially offsetting the improvement was a decline in sales of $4.3 million associated with the closure of the Louisiana Superdome and the New Orleans Arena as a result of Hurricane Katrina. Additionally, the termination of some of our contracts accounted for a decline in sales (net of new accounts) of $8.1 million. Net sales at all other facilities declined $1.9 million.
          Cost of sales – Cost of sales of $425.8 million for the 39 weeks ended October 3, 2006 increased approximately $24.1 million from $401.7 million in the prior year period due in part to the higher sales volume. As a percentage of net sales, cost of sales increased by approximately 0.7% from the prior year period mainly as a result of an increase in the commissions and royalties paid to our clients. The increase was primarily attributable to commissions associated with certain new contracts and a shift in the sales mix reflecting a higher concentration of sales in our profit sharing accounts, where higher commissions are typically paid. The increase was partially offset by improved product costs related to a change in the sales mix and savings at certain accounts.
          Selling, general and administrative expenses – Selling, general and administrative expenses were $51.7 million in the 39 weeks ended October 3, 2006 as compared to $53.4 million in the prior year period, a decline of approximately $1.7 million. As a percentage of net sales, selling, general and administrative costs declined approximately 0.8% from the prior year period. The improvement was primarily due to the impact of lower overhead costs of approximately $1.4 million as compared to the prior year period. Also contributing to the lower selling, general, and administrative expenses were insurance proceeds received related to Hurricane Katrina, which resulted in a net credit of $0.7 million, and a decline in other operating expenses due to operating efficiencies achieved at certain facilities.
          Depreciation and amortization – Depreciation and amortization was $21.3 million for the 39 weeks ended October 3, 2006 as compared to $21.4 million in the prior year period. Depreciation and amortization reflects a reduction in the step-up depreciation related to the assets acquired in the 1998 acquisition of Service America Corporation partially offset by an increase principally attributable to investments made in contract acquisitions and renewals.
          Contract related losses – For the 39 weeks ended October 3, 2006, a $0.1 million non-cash charge was taken for the write-off of contract rights for a terminated contract as compared to $0.3 million for the write-off of certain assets associated with a terminated contract in the prior year period.
          Operating income – Operating income for the 39 weeks ended October 3, 2006 increased approximately $3.1 million from the prior year period due to all the factors described above.
          Interest expense – Interest expense was $18.2 million for the twenty-six weeks ended October 3, 2006, compared to $25.5 million in the prior year period. The $7.3 million decline is principally attributable to $5.8 million in non-recurring expenses incurred in the prior year period related to entering into our credit agreement on April 1, 2005. The $5.8 million included a prepayment premium of approximately $4.6 million on the prior credit facility and a $1.2 million non-cash charge for the write-off of deferred financing costs. In addition, the prior year period reflected a non-cash charge of $1.0 million related to the change in the fair value of our derivatives as compared to a credit of $2.4 million in the current period. The remaining increase of $1.9 million is primarily related to higher interest expense for the term loan and revolver availability under the current credit agreement ($1.6 million) and higher amortization of the deferred financing costs ($0.3 million)
          Other income, net – Other income was $1.2 million in the 39 weeks ended October 3, 2006 as compared to $0.6 million in the prior year period. The increase was principally attributable to higher cash balances in the 2006 period due primarily to our credit agreement entered into in April, 2005.
          Income taxes – Income taxes for the 39 weeks ended October 3, 2006 and September 27, 2005 were calculated using the projected annual effective tax rate for fiscal 2006 and 2005, respectively, in accordance with SFAS No. 109 “Accounting for Income Taxes”. We currently estimate that in the fiscal year ending January 2, 2007, we will have an effective annual tax rate of approximately 6%. The provision reflects the tax effect of the permanent reconciliation resulting from the filed income tax return on September 15, 2006 for the fiscal year ended January 3, 2006 as compared to the income tax provision for such fiscal year, which has been accounted for as a discrete adjustment within the quarter. In the prior year period, we estimated that our effective annual tax rate for the fiscal year ended January 3, 2006 would be 37%. The decrease in the projected annual effective tax rate for the 2006 period is primarily due to a reduction in the non-cash interest charge related to the Company’s derivatives. Our annual effective tax rate is revised as of the end of each quarter, in accordance with APB Opinion No. 28. As a result, the interim income tax provision (or benefit) can fluctuate considerably from quarter to quarter based on changes in the projected annual effective tax rate due to many factors including changes in the projected book income, fluctuations in the valuation of the Company’s derivative, permanent tax adjustments and tax credits.
Liquidity and Capital Resources
          For the 39 weeks ended October 3, 2006, net cash provided by operating activities was $45.2 million compared to $43.9 million in the prior year period. The increase was primarily due to improved operating income, the non-recurring $4.6 million prepayment premium incurred in the prior year period associated with the refinancing of our credit agreement on April 1, 2005 and fluctuations in working capital, which varies from quarter to quarter as a result of the timing and number of events at the facilities we serve.
          Net cash used in investing activities was $19.9 million for the 39 weeks ended October 3, 2006, as compared to $20.4 million in the prior year period. The decline in the 2006 period primarily reflects the return of the unamortized capital investment ($1.8 million) made in connection with a terminated contract. This was partially offset by an increase in capital expenditures of $1.1 million (due to the relatively high percentage of our net sales represented by contracts that are up for renewal in 2006, as discussed below, capital expenditures to extend existing contracts increased approximately $3.0 million; however, capital expenditures to acquire new accounts declined approximately $1.9 million).
          Net cash used in financing activities was $11.3 million in the 39 weeks ended October 3, 2006 as compared to net cash provided by financing activities of $22.9 million in the prior year period. The primary difference is due to the refinancing of the credit facility reflected in the 2005 period, with $107.5 million in proceeds from the credit agreement being offset by the payment of $7.2 million in associated financing costs and the repayment of $65.0 million under the prior credit facility.
          We are also often required to obtain performance bonds, bid bonds or letters of credit to secure our contractual obligations. As of October 3, 2006, we had requirements outstanding for performance bonds and letters of credit of $17.9 million and $22.7 million, respectively. Under the credit facility, we have an aggregate of $35.0 million available for letters of credit, subject to an overall borrowing limit of $107.5 million. As of October 3 2006, we had approximately $84.8 million available to be borrowed under the revolving portion of the credit facility. At that date there were no outstanding borrowings and $22.7 million of outstanding, undrawn letters of credit reducing availability.

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
          We believe that cash flow from operating activities, together with borrowings available under the revolving portion of the credit facility, will be sufficient to fund our currently anticipated capital investment requirements, interest, dividend payments and working capital requirements. We currently anticipate total capital investments of approximately $30 million to $35 million in fiscal 2006, of which $22.0 million has been spent to date in investments primarily associated with the renewal and/or acquisition of contracts. The primary driver of the increase in expected capital investments in fiscal 2006, as compared to fiscal 2005, is the relatively high percentage of our net sales represented by contracts that are up for renewal in 2006. In 2006, contracts representing 24.1% of our net sales, or $154.9 million, are up for renewal. Consequently, we anticipate making higher than average capital expenditures on commitments in order to renew these contracts. As of the third quarter ended October 3, 2006, we have renewed contracts representing approximately 20.6% of our net sales up for renewal. As a result of the anticipated contract renewals, borrowings under the revolving portion of our credit facility may increase in the fourth quarter of 2006.
          In addition, while the declaration of dividends is at the sole discretion of our board of directors, we expect to pay dividends on our common stock at the same rate as fiscal 2005 (approximately $17.8 million, of which $13.4 million was paid as of October 3, 2006).
New Accounting Standards
          In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also requires expanded disclosures including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examination by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position. FIN 48 will be effective for public companies for fiscal years beginning after December 15, 2006. We have not yet determined the impact, if any, of the recognition and measurement requirements of FIN 48 on our existing tax positions. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, will be reflected as an adjustment to the opening balance of retained earnings.
          In September 2006, FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements”. In addition to defining fair value, SFAS 157 provides a framework for the measurement of fair value and expands disclosure requirements about fair value measurements. SFAS 157 will be effective for fiscal years beginning after November 15, 2007. We have yet to evaluate the impact of SFAS 157 on its financial statements.

          In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 are effective for fiscal years ending after November 15, 2006. We have yet to evaluate the impact of SAB 108 on its financial statements.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
          Interest rate risk –We are exposed to interest rate volatility with regard to our revolving credit facility borrowings and term loan. As of October 3, 2006, we had no outstanding borrowings under the revolving portion of our credit facility and a $105.9 million balance on our term loan. A change in interest rate of one percent on these borrowings would cause a change in our annual interest expense of $1.1 million. In order to minimize our exposure to interest rate risk, during the third quarter we entered into a one year interest rate cap agreement for a notional amount of $100 million designed to offset our risk in the event that LIBOR exceeds 6.3% per annum. While our subordinated notes are fixed interest-rate debt obligations, fluctuating interest rates could result in material changes to the fair values of the embedded derivatives in our IDSs.
          Market risk – Changing market conditions that influence stock prices could have an impact on the value of our liability for derivatives. As of October 3, 2006, a gain of $2.4 million has been recorded to our consolidated statement of operations to record changes in the fair value of our derivatives. A $1.00 fluctuation in the price of our IDS units would result in an approximate $0.4 million to $0.5 million change in our liability for derivatives.
          As of October 3, 2006, there have been no material changes, except as discussed above, in the quantitative and qualitative disclosures about market risk from the information presented in our Form 10-K for the year ended January 3, 2006.
Item 4. Controls and Procedures.
          Evaluation of disclosure controls and procedures.
          We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of the Chief Executive Officer and the Interim Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 3, 2006. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Interim Principal Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives. During the period covered by this report there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. – Legal Proceedings
     See Note 3 in the Notes to the Consolidated Financial Statements.
Item 1A. – Risk Factors
     There has been no material change to the Risk Factors discussed in our Annual Report on Form 10-K for the year ended January 3, 2006.
Item 6. Exhibits

(a)	Exhibits:

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

	31.2	Certification of Interim Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

	32.2	Certification of Interim Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2006.

Centerplate, Inc.

By:	/s/ Hadi K. Monavar
Name:	Hadi K. Monavar
Title:	Interim Principal Financial Officer