Form 10-K
period 2007-01-02
Centerplate, Inc.
filed 2007-03-19
CIK 1086774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 001-31904

CENTERPLATE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	13-3870167 (I.R.S. Employer Identification No.)

300 First Stamford Place Stamford, Connecticut 06902	(203) 975-5900
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

http://www.centerplate.com
(Registrant’s URL)

Securities of Centerplate, Inc. registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of Each Exchange on Which Registered

Income Deposit Securities (representing shares of common stock and subordinated notes)	American Stock Exchange Toronto Stock Exchange

Securities of Centerplate, Inc. registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the Income Deposit Securities (“IDSs”) held by non-affiliates of Centerplate, Inc. as of June 30, 2006 was approximately $217,796,362. For purposes of this disclosure, IDSs held by persons who hold more than 5% of the outstanding IDSs and IDSs held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates.

The number of shares of common stock of Centerplate, Inc. outstanding as of March 15, 2007 was 22,524,992.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2007 annual meeting of security holders, which is expected to be filed with the Securities and Exchange Commission not later than May 2, 2007, are incorporated by reference into Part III of this Annual Report on Form 10-K. In the event that such proxy statement is not filed by May 2, 2007, the required information will be filed as an amendment to this Annual Report on Form 10-K no later than that date.

CENTERPLATE, INC.

FISCAL YEAR 2006
Form 10-K

ANNUAL REPORT

*	Incorporated by reference to the registrant’s definitive proxy statement for its 2007 annual meeting of security holders, which proxy statement is expected to be filed not later than May 2, 2007.

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

Overview

We are a leading provider of food and related services, including concessions, catering and merchandise services, in sports facilities, convention centers and other entertainment facilities. As part of our food services business, we also provide facility management services for a small number of accounts. We operate throughout the United States and in Canada. Based on the number of facilities served, we are one of the largest providers of food and beverage services at a variety of recreational facilities in the United States and are:

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

We have a large, diversified client base, serving 127 facilities as of January 2, 2007, and the average length of these client relationships is over 17 years. Our contracts are typically long-term and exclusive. There can be no assurance, however, that any contract will be renewed after its stated expiration date.

We have provided our services to several of the highest profile sporting and other events, including (as of January 2, 2007):

•	24 World Series games;

•	nine U.S. Presidential Inaugural Balls;

•	10 Super Bowls;

•	nine NCAA Final Four Men’s Basketball Tournaments; and

•	14 World Cup Soccer games.

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

Strategic Initiatives and Infrastructure Development

Our four core strategic initiatives are designed to enhance our service offerings and enable us to compete more effectively. Our culinary excellence initiative builds on the skills of our most talented chefs, organized into a culinary leadership network, to provide training to food service personnel in all of our venues and to share ideas, techniques and recipes across our organization. Our branded products initiative utilizes nationally and locally known restaurant concepts, together with our own Centerplate brands, in ways that are specifically designed for each venue. Our speed of service initiative focuses on increasing efficiency and reducing service times for customers. Our facility design and merchandising initiative seeks to enhance the experience of customers through facility design and to diversify our revenue streams by offering additional products and services.

In 2006, we instituted certain organizational changes aimed at improving service and accountability. Under the new management structure, the services provided at each facility are overseen by a hub vice president, in charge of all our facilities in a particular region or locality, and a line of business expert, who is in charge of improving services at the particular type of facility — stadiums, convention centers, arenas and other attractions. The new structure seeks to better utilize our resources at a regional level and to share operational enhancements across the organization.

Services and Clients

Services

We provide food and related services that are tailored to the needs of our clients. Our principal services include food and beverage concession and catering services in sports and other entertainment facilities, small- to large-scale banquet catering and food court operations in convention centers and in-facility restaurants and catering across the range of facilities that we serve. In operating food courts in our facilities, we typically provide concession services from several different locations that sell a variety of specialty foods and beverages, including nationally-branded, franchised food and beverage products. We also provide related merchandise and program sales services in many of the sports facilities we serve. We are responsible for all personnel, inventories, purchasing and food preparation where we provide these services.

We also provide full facility management services at four facilities. These services include event planning and marketing, maintenance, ticket distribution, program printing and advertising and licensing rights for the facility, its suites and premium seats.

We have built strong relationships with many of our clients. We often work closely with clients in designing or renovating the area of the facilities we service where we and the client believe there is an opportunity for additional revenue growth through better design. By using our in-house capabilities in conjunction with outside consultants, architects and designers, we have designed state-of-the-art concessions and restaurant facilities in, among other facilities, Yankee Stadium, home of the New York Yankees, INVESCO Field at Mile High, home of the Denver Broncos, and AT&T Park (formerly SBC Park), home of the San Francisco Giants. We also partnered with the University of Phoenix Stadium, home of the Arizona Cardinals, and the Jacob Javits Convention Center to design and construct the food service environments in their facilities. In merchandising, we created a new retail store at Qualcomm Stadium, home of the San Diego Chargers and are in the process of redesigning the flagship team store at Tropicana Field, home of the Tampa Bay Devil Rays. We are also currently partnering with the New Jersey Devils in designing and constructing the food concessions, restaurant facilities and team store for their new arena scheduled to open in late 2007.

Clients

We typically provide services in our clients’ facilities pursuant to long-term contracts that grant us the exclusive right to provide certain food and beverage products and services and, under some contracts, merchandise products and other related services within the facility. As of January 2, 2007, our contracts had an overall average, weighted by net sales generated by each contract, of approximately 5.2 years left to run before their scheduled expiration, representing approximately 5.7, 4.9 and 1.8 years for sports facilities, convention centers and other entertainment facilities, respectively. The overall average, weighted by the number of contracts, and not by net sales, was approximately 4.0 years left to run before scheduled expiration, representing approximately 4.8, 3.5 and 2.0 years for sports facilities, convention centers and other entertainment facilities, respectively.

We typically renegotiate existing contracts prior to their expiration. From 2002 through 2006, contracts came up for renewal that generated, on average, approximately 18.9% of our net sales for each year. During this period, we retained contracts up for renewal that generated, on average, approximately 88.8% of our net sales for each year, which together with the contracts that did not come up for renewal accounted for, on average, approximately 97.9% of our net sales for each year. However, there can be no assurance that any contract will continue beyond its scheduled expiration. As of January 2, 2007, we had been providing services to our clients’ facilities for an average of approximately 17.2 years. Four of our major accounts — Yankee Stadium, Qualcomm Stadium in San Diego, home of the Chargers, Arrowhead Stadium in Kansas City, home of the Chiefs, and Kauffman Stadium in Kansas City, home of the Royals — have been our accounts for more than 30 years.

For fiscal 2006, our largest client, Yankee Stadium, accounted for approximately 9.6% of our net sales; our three largest clients together accounted for approximately 18.9% of our net sales; our 10 largest clients together accounted for approximately 39.9% of our net sales; and our 20 largest clients together accounted for approximately 59.0% of our net sales. Our contract with the New York Yankees covers the existing stadium, which is expected to be in operation through 2008. We have no operations or assets in any foreign country other than Canada. During fiscal 2006 our Canadian net sales and Canadian long-lived assets accounted for approximately 3.9% and 0.8%, respectively, of our total net sales and long-lived assets.

The following chart shows the number of our contracts scheduled to expire in the three years beginning January 2, 2007, by year and by primary facility category, and the percentage of fiscal 2006 net sales attributable to the contracts expiring in each year.

	2007	2008	2009

Facility Category
Sports facilities	8	9	10
Convention centers	9	2	5
Other entertainment facilities	9	4	2

Total number of contracts	26	15	17
Percentage of fiscal 2006 net sales	18.7%	10.0%	12.5%

Facilities

Sports Facilities

As of January 2, 2007, we have contracts to provide food and related services, including concessions and, in some cases, the selling of merchandise, in 71 sports facilities, including stadiums and arenas throughout the United States and in Canada. The stadiums and arenas in which we provide our services seat from approximately 7,500 to 100,000 persons and typically host sporting events such as NFL and college football games, MLB or minor league baseball games, NBA and college basketball games, NHL and minor league hockey games, concerts, ice shows and circuses. These facilities may also host conventions, trade shows and meetings. For fiscal 2006, sports facility contracts accounted for approximately 64.8% of our net sales.

Concession-style sales of food and beverages represent the majority of our business in sports facilities. Catering for luxury suites, premium concession services for premium seating and in-stadium restaurants are currently responsible for a significantly smaller portion of net sales at sports facilities. These specific services are important in the industry because of a general growth of premium seating as a proportion of total stadium and arena seating and a general increase in demand for a variety of food and beverage offerings. Also, premium seating and suites are important to our clients because of the significant net sales generated by purchasers of those luxury seats and suites. Consequently, the ability to provide quality and variety has become an important factor when competing for contracts and we expect it to continue to be important in the future.

Our contracts for sports facilities are typically for terms ranging from five to 20 years. In general, stadium and arena contracts require a larger up-front or committed future capital investment than contracts for convention centers and other entertainment facilities and typically have a longer contract term. In addition, some sports facility contracts require greater capital investment than others and we typically receive a more favorable commission structure at facilities where we have made larger capital investments.

The following chart lists alphabetically all of our major league sports facility tenants as of January 2, 2007:

				Seating
Facility Name	Location	Sports Team Tenant	Sport	Capacity

Arrowhead Stadium	Kansas City, MO	Kansas City Chiefs	NFL	79,000
AT&T Park (formerly SBC Park)	San Francisco, CA	San Francisco Giants	MLB	42,000
FedEx Field	Landover, MD	Washington Redskins	NFL	92,000
HHH Metrodome	Minneapolis, MN	Minnesota Vikings	NFL	64,000
		Minnesota Twins	MLB	44,000
INVESCO Field at Mile High Stadium	Denver, CO	Denver Broncos	NFL	76,000
Kauffman Stadium	Kansas City, MO	Kansas City Royals	MLB	40,600
Louisiana Superdome	New Orleans, LA	New Orleans Saints	NFL	70,054
Monster Park	San Francisco, CA	San Francisco 49ers	NFL	68,000
New Orleans Arena	New Orleans, LA	New Orleans Hornets	NBA	18,500
Palace of Auburn Hills	Auburn Hills, MI	Detroit Pistons	NBA	21,000
Qualcomm Stadium	San Diego, CA	San Diego Chargers	NFL	71,400
RCA Dome	Indianapolis, IN	Indianapolis Colts	NFL	60,000
Safeco Field	Seattle, WA	Seattle Mariners	MLB	47,145
The Coliseum	Nashville, TN	Tennessee Titans	NFL	68,500
Tropicana Field	St. Petersburg,	Tampa Bay Devil Rays	MLB	48,500
University of Phoenix Stadium	Glendale, AZ	Arizona Cardinals	NFL	63,400
Xcel Energy Center	St. Paul, MN	Minnesota Wild	NHL	18,064
Yankee Stadium	New York, NY	New York Yankees	MLB	55,000

Convention Centers

As of January 2, 2007, we have contracts to provide services in 32 convention centers, including 10 major convention centers such as the Washington, D.C. Convention Center, the San Diego Convention Center, the Jacob K. Javits Convention Center in New York City and the National Trade Centre in Toronto. Food and related services we provide at convention centers typically include catering, operating food courts, assisting in planning events and assisting in marketing the clients’ facilities. For fiscal 2006, convention center contracts accounted for approximately 27.0% of our net sales.

Catering services consist primarily of providing large-scale banquet services for functions held in the convention centers’ ballrooms and banquet halls. We are equipped to tailor our services for small groups up to groups of several thousand persons in each facility. To cater meals in facilities for larger groups, we may draw, as needed, on the services of our chefs, event managers and other Centerplate employees throughout the region in which the facility is located. In operating food courts in convention centers, we typically provide concession services from several different locations that sell a variety of specialty foods and beverages, including nationally-branded, franchised food and beverage products.

Our contracts with convention centers are generally for a shorter term than our contracts for sports facilities, ranging from 5 to 10 years in length. We typically receive a more favorable commission structure at facilities where we have made larger capital investments.

The following chart lists alphabetically our largest contracts within the convention center category based on fiscal 2006 net sales:

		Size
		(Approx.
Facility Name	Location	Sq. Ft.)(1)

Colorado Convention Center	Denver, CO	584,000
Dallas Convention Center	Dallas, TX	1,019,142
Indiana Convention Center	Indianapolis, IN	493,123
Jacob K. Javits Center	New York, NY	814,400
Kentucky Fair & Expo Center	Louisville, KY	1,068,050
San Diego Convention Center	San Diego, CA	616,363
San Jose McEnery Convention Center	San Jose, CA	223,000
Washington Convention Center	Washington, DC	725,000

(1)	Source: Tradeshow Week’s Major Exhibit Hall Directory 2005.

Other Entertainment Facilities

As of January 2, 2007, we have contracts to provide a wide range of food and related services in 24 other entertainment facilities located throughout the United States. Such facilities include horse racing tracks, music amphitheaters, motor speedways, skiing facilities and the Los Angeles Zoo in California.

Our services vary widely among our other entertainment facilities. We primarily provide concession services at our zoo and music amphitheaters, high-end concession services at music amphitheaters and in-facility restaurants, food courts and catering services at horse racing tracks. For fiscal 2006, contracts to serve these other entertainment facilities accounted for approximately 8.2% of our net sales.

The duration, level of capital investment required and commission or management fee structure of the contracts for these other entertainment facilities vary from facility to facility. We typically receive a more favorable commission structure at facilities where we have made larger capital investments.

The following chart lists alphabetically our largest contracts within the other entertainment facilities category based on fiscal 2006 net sales:

Facility Name	Location	Venue Type

DTE Energy Music Theatre	Auburn Hills, MI	Amphitheater
Los Angeles Zoo	Los Angeles, CA	Zoo
National Hot Rod Association	FL, GA, IN, OH	Speedways
New York Racing Association (Belmont Park Racetrack, Aqueduct Racetrack and Saratoga Race Course)	NY	Horse Racetracks

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

Profit and Loss Contracts

Under profit and loss contracts, we receive all of the net sales and bear all of the expenses from the provision of services at a facility. These expenses include commissions paid to the client, which are typically calculated as a fixed or variable percentage of various categories of sales. While we benefit from greater upside potential with profit and loss contracts, because we are entitled to retain all profits from the provision of our services at a facility after paying expenses, including commissions to the client, we are responsible for all associated costs, and, therefore, we are also responsible for any losses incurred. We consequently bear greater risk with a profit and loss contract than with a profit sharing or management fee contract. In order to achieve our anticipated level of profitability on a profit and loss contract, we must carefully monitor and control our operating expenses and obtain price increases commensurate with our cost increases. As of January 2, 2007, we served 105 facilities under profit and loss contracts, which accounted for approximately 77.9% of our net sales in fiscal 2006.

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

Profit Sharing Contracts

Profit sharing contracts are generally profit and loss contracts with the feature that the commission paid to the client is in whole or in part a specified percentage of the profits generated by our concessions operation in the relevant facility. In calculating profit for those purposes, expenses include commissions payable to the client that are not based on profits. These commissions are typically calculated as a fixed or variable percentage of various categories of sales. In addition, under certain profit sharing contracts, we receive a fixed fee prior to the determination of profits under the contract. As of January 2, 2007, we served 20 facilities under profit sharing contracts, which accounted for approximately 21.7% of our fiscal 2006 net sales.

Management Fee Contracts

Under our management fee contracts, we receive a management fee, calculated as a fixed dollar amount, or a fixed or variable percentage of various categories of sales, or some combination of both. In addition, our management fee contracts entitle us to receive incentive fees based upon our performance under the contract as measured by factors such as net sales or operating costs. We are reimbursed for all of our on-site expenses under these contracts. The benefit of this type of contract is that we do not bear the risks associated with the provision of our services in the facility. However, as a result of this reduced risk, we also have reduced upside potential as we do not share in any profits. As of January 2, 2007, we served 2 facilities under management fee contracts, which accounted for approximately 0.4% of our fiscal 2006 net sales.

Additional Contract Characteristics

Although our contracts generally fall within one of the three types described above, we often include in our contracts a variety of features to meet our needs and the needs of a particular client. These features include step-scale commissions, in which our commission payment to a client will vary according to sales performance, minimum attendance thresholds (in which a client will refund a portion of the commissions that it receives from us if a minimum attendance level is not reached in the facility), and inventory guarantees, under which we return certain unsold inventory to the client without charge to us.

Most of our contracts limit our ability to raise prices on the food, beverages and merchandise we sell within the particular facility without the client’s consent. However, some contracts allow us to raise our prices without the client’s consent if we are able to demonstrate that prices on similar items in specified benchmark facilities have increased.

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

Sales and Marketing

Our chief executive officer determines the direction of our sales and marketing efforts, aided by a corporate vice president of sales and a corporate vice president of marketing, who oversee the implementation of these efforts.

Our primary sales goals are to obtain renewals of existing contracts and add new contracts. To this end, we utilize an internal tracking system, trade publications and other industry sources, and consult with our on-site general managers to identify information about both new and expiring contracts in the recreational food service industry.

As a result of many years of experience in the recreational food service industry, we have developed relationships with a wide variety of participants in the industry, including the general managers of public and private facilities, league and team owners, event sponsors and a network of consultants often hired by facility owners to formulate bid specifications.

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

Our principal competitors for food and beverage contracts are other national and international food service providers, including ARAMARK Corporation, Boston Culinary Group, Delaware North Corporation (which operates in our industry under the trade name “Sportservice”), Levy Restaurants (which is currently owned by Compass Group plc.), Ovations Food Services and Sodexho USA. We also face competition from regional and local service contractors, some of which are better established within a specific geographic region and some of which are partially or wholly owned subsidiaries of our larger, major competitors. Existing or potential clients may also elect to “self operate” their food services, eliminating the opportunity for us to compete for the account.

We compete primarily to provide food and related services at recreational facilities. Our competitors often operate more narrowly, for example, in catering only, or more broadly, e.g., in food services in other kinds of facilities and in other services altogether.

We compete for facility management contracts with SMG (which is a joint venture between ARAMARK Corporation and Hyatt Hotels Inc.) and Global Spectrum (whose majority owner is Comcast Corporation) which together manage many large privately-managed facilities. Most other facilities are managed, by the facility owner or the owner of a team that plays in the facility, or by local service providers.

Competition for Contracts

Contracts are generally gained and renewed through a competitive bidding process. We selectively bid on contracts to provide services in both privately owned and publicly controlled facilities. Negotiations of contracts for privately owned facilities are generally competitive in nature, with several other large national competitors submitting proposals. Contracts for publicly controlled facilities are generally awarded pursuant to a request-for-proposal process. Successful bidding on contracts for such publicly controlled facilities often requires a long-term effort focused on building relationships in the community in which the venue is located. We compete primarily on the following factors: the ability to make capital investments; reputation within the industry; commission on revenues or management fee structure; service innovation; and quality and breadth of products and services.

Some of our competitors may be prepared to accept less favorable financial returns than we are when bidding for contracts. A number of our competitors also have substantially greater financial and other resources than we have.

Suppliers

To supply our operations, we have a national distribution contract with SYSCO Corporation as well as contracts with the manufacturers of many of the products that are distributed by SYSCO. We do not believe that we are substantially dependent on our contract with SYSCO. We believe that if the SYSCO contract were terminated or not renewed, we could obtain comparably-priced alternative distribution services of these products from the national competitors of SYSCO, such as US Foodservice, and independent distributors that have entered into a national alliance, such as Distributor Marketing Alliance and Uni-Pro, or from the network of local suppliers discussed below from which we are currently purchasing some of our food, beverage and disposable non-alcoholic products.

A number of our national purchasing programs with major product and equipment suppliers enable us to receive discounted pricing on certain items. The purchase of other items, the most significant of which are alcoholic beverages that must, by law, be purchased in-state, is handled on a local basis.

If a contract requires us to use a specific branded product for which we do not have a purchasing program or distribution contract, or if the requirement results in us bearing additional costs, the client will typically be required to pay any excess cost associated with the use of the brand name product.

From time to time we engage local, regional and national subcontractors who provide food, beverages or other services at our and our client’s behest, and from whom we collect a portion of revenue, depending upon contractual arrangements with the subcontractor and the client.

Controls

Because a large portion of our business is transacted in cash, principally food and beverage concessions and food court operation sales, we maintain stringent inventory and cash controls. We typically record inventory levels before and after each event to determine if the sales recorded match the decline in inventory. The process is typically completed within hours of conclusion of the event so that any discrepancy can generally be traced to either specific points of sale or control processes set up throughout the facility. We also run yield reports on food supplies on a monthly basis to determine if there is any significant difference between inventory and sales.

Employees

As of January 2, 2007, we had approximately 1,500 full-time employees. Of these, approximately 600 provide on-site administrative support and supervision in the facilities we serve, approximately 800 provide a variety of services (for example, food preparation, warehousing and merchandise sales) in those facilities, and approximately 100 provide management and staff support at the corporate and regional levels. During fiscal 2006, we had approximately 27,000 employees who were part-time or hired on an event-by-event basis. The number of part-time employees varies significantly over the course of each year because of the seasonal nature of our business.

As of January 2, 2007, approximately 35% of our employees, including full and part-time employees, were covered by collective bargaining agreements with several different unions. We have not experienced any significant interruptions or curtailments of operations due to disputes with our employees and we consider our labor relations to be good. We have hired, and expect to continue to hire, a large number of qualified, temporary workers at particular events.

Seasonality of Operations

Our sales and operating results have varied, and are expected to continue to vary, from quarter to quarter, as a result of factors that include the seasonality of sporting and other events, the unpredictability in the number, timing and type of new contracts, the timing of contract expirations and special events and the level of attendance at events in the facilities which we serve.

Business in the principal types of facilities that we serve is seasonal in nature. MLB and minor league baseball-related sales are concentrated in the second and third quarters, the majority of NFL-related activity occurs in the fourth quarter and convention centers and arenas generally host fewer events during the summer months. Consequently, our results of operations are typically lowest in the first quarter and highest in the third quarter.

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

The U.S. Food and Drug Administration (“FDA”) regulates and inspects our kitchens in the United States. Every U.S. commercial kitchen must meet the FDA’s minimum standards relating to the handling, preparation and delivery of food, including requirements relating to the temperature of food, the cleanliness of the kitchen and the hygiene of its personnel. The Canadian Food Inspection Agency (“CFIA”) regulates food safety in Canada, applying similar standards to those imposed by the FDA. We are also subject to various state, provincial, local and federal laws regarding the disposition of property and leftover foodstuffs. The cost of compliance with FDA and CFIA regulations is subject to additions to or changes in FDA and CFIA regulations.

We serve alcoholic beverages in many facilities and are subject to the “dram-shop” statutes of the states and provinces in which those facilities are located. “Dram-shop” statutes generally provide that serving alcohol to an intoxicated or minor patron is a violation of law. In most states and provinces, if one of our employees sells alcoholic beverages to an intoxicated or minor patron, we may be liable to third parties for the acts of the patron. We sponsor regular training programs in cooperation with state and provincial authorities to minimize the likelihood of serving alcoholic beverages to intoxicated or minor patrons, and we maintain general liability insurance that includes liquor-liability coverage.

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

Claims for environmental liabilities arising out of property contamination have been asserted against us and our predecessors from time to time, and in some cases such claims have been associated with businesses, including waste-disposal and waste-management businesses, related to entities we acquired and have been based on conduct that occurred prior to our acquisition of those entities. Several such claims were resolved during the 1990s in bankruptcy proceedings involving some of our predecessors. As described in more detail below under “Item 3. Legal Proceedings,” private corporations asserted a claim under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) against one of our subsidiaries for contribution to address past and future remediation costs at a site in Illinois. A settlement of this claim received final court approval on January 7, 2007. Since we are indemnified against liability for these costs by another party to the settlement, we were not required to make any contribution to the settlement.

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

Available Information

Our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, and all amendments to those reports, are available free of charge on our website at www.centerplate.com as soon as reasonably practicable after we file such reports with the Securities and Exchange Commission (the “SEC”).

The SEC also maintains a website containing reports, proxy and information statements, annual filings and other relevant information available free of charge to the public at www.sec.gov.

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

Risks Relating to the IDSs and the Shares of Common Stock and Subordinated Notes Represented by the IDSs

We have substantial indebtedness, which could restrict our ability to pay interest and principal on the subordinated notes, restrict our ability to pay dividends with respect to shares of our common stock represented by the IDSs or impact our financing options and liquidity position.

Our ability to make distributions, pay dividends or make other payments is subject to applicable law and contractual restrictions contained in the instruments governing indebtedness of ours and our subsidiaries, including our credit facility which we guarantee on a senior secured basis. The degree to which we are leveraged on a consolidated basis could have important consequences to the holders of the IDSs, including:

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

We are not required to pay any dividends and our board of directors may decide not to pay dividends at any time, for any reason.

Dividend payments are not guaranteed and are within the absolute discretion of our board of directors. Future dividends with respect to shares of our capital stock, if any, will depend on a number of factors, including but not limited to our results of operations, cash requirements, financial condition, contractual restrictions, business opportunities, level of contract renewals, provisions of applicable law and other factors that our board of directors may deem relevant. There is no requirement that we pay dividends, even if we have the cash available to do so. Our board of directors is free to depart from or change our dividend policy at any time and could do so, for example, if it were to determine that we had insufficient cash to take advantage of growth opportunities.

The terms of our credit facility and the indenture governing our subordinated notes limit our ability to pay dividends.

Our credit facility and the indenture governing our subordinated notes contain limitations on our ability to make dividend payments. In particular, we are prohibited from paying dividends during any interest deferral period under the indenture or while any deferred interest (including interest on deferred interest) from a prior interest deferral period remains unpaid or if certain interest coverage and leverage ratios are not met. The reduction or elimination of dividends may negatively affect the market price of the IDSs or subordinated notes. In addition, the dividends we may pay are, in general, limited to a percentage of our “excess cash.” Excess cash, for any period, is defined as our Adjusted EBITDA (as defined in the indenture governing our subordinated notes) reduced by cash interest expense and cash income tax expense, in each case, for the period.

Our dividend policy may negatively impact our ability to finance capital expenditures or operations.

Following our initial public offering (“IPO”), our board of directors adopted a policy providing for the monthly payment of dividends, subject to applicable law, the terms of our credit facility, the indenture governing our subordinated notes and any other outstanding indebtedness, and our board of directors’ assessment of our cash needs. The determination is made on a monthly basis. From January 2004 through January 2, 2007 we have paid approximately $54.0 million in dividends. If we continue paying substantial dividends, we may not retain a sufficient amount of cash to finance growth opportunities, to meet unanticipated capital expenditure needs or to fund our operations in the event of a significant business downturn. We may have to forego growth opportunities or capital expenditures that would otherwise be necessary or desirable in the event we do not find alternative sources of financing. In the event we do not have sufficient cash for these purposes, our financial condition and our business will suffer.

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

Regardless of any protection investors have in the indenture governing the subordinated notes, any such amendment, refinancing or additional agreement may contain covenants which could significantly limit our ability to pay interest and dividends to our securityholders.

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

The terms of our credit facility include other, more restrictive covenants and prohibit us from prepaying our other indebtedness, including the subordinated notes, while indebtedness under our credit facility is outstanding. Our credit facility also requires us to maintain specified financial ratios and satisfy financial condition tests, including, without limitation, the following: a maximum net leverage ratio, a minimum interest coverage ratio and a maximum net senior leverage ratio. Finally, our credit facility requires us to maintain two cash collateral accounts, which means we will not be allowed to use the minimum required cash balance amounts in operating our business, and we may be restricted in the use of amounts in excess of the minimum required balances in operating our business.

Our ability to comply with these ratios or tests may be affected by events beyond our control, including prevailing economic, financial and industry conditions. A breach of any of these covenants, or a failure to meet or maintain ratios or tests could result in a default under our credit facility and/or indenture. Certain events of default under our credit facility would prohibit us from making payments on the subordinated notes, including payment of interest when due. In addition, upon the occurrence of an event of default under our credit facility, the lenders could elect to declare all amounts outstanding under our credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against the security granted to them to secure that indebtedness. If the lenders accelerate the payment of the indebtedness, our assets may not be sufficient to repay in full the indebtedness under our credit facility and indenture.

If we are required to defer interest at any time prior to December 18, 2008, investors may not be paid any deferred interest until December 18, 2008, and if we are required to defer interest at any time after December 18, 2008 and before December 10, 2013, investors may not be paid all of the deferred interest owed to them until December 10, 2013.

Our credit facility and the indenture governing our subordinated notes contain restrictions on our ability to pay interest, subject to certain limitations. Prior to December 18, 2008, we may defer interest for up to 24 months in the aggregate. During the period from December 20, 2008 through December 10, 2013, interest payments may be deferred at any time for no more than 10 interest payment dates in the aggregate. Deferred interest will bear interest at the same rate as the subordinated notes. In 2007 and 2008, we may defer interest until December 18, 2008. Accordingly, investors may be owed a substantial amount of deferred interest that will not be due and payable until such date. For any interest deferred after December 18, 2008, we are not obligated to pay all of the deferred interest until December 10, 2013. Accordingly, investors may be owed a substantial amount of deferred interest that will not be due and payable until such date. If investors sell their IDSs or subordinated notes during an interest deferral period, or before the record date relating to interest payments that are to be paid, they will not receive any payment of deferred interest. In addition, we will not be permitted to pay, and investors will not receive, any dividend payment on our common stock during any deferred interest period until we have paid all of the deferred interest.

Deferral of interest payments would have adverse tax consequences for investors by causing them to recognize interest income and pay taxes before they receive any cash payment of such interest.

If interest payments on the subordinated notes are deferred, the subordinated notes will be treated as issued with OID at the time of such occurrence. As a result, investors will be required to recognize interest income for U.S. federal income tax purposes in respect of interest payments on the subordinated notes held by them before they receive any cash payment on this interest.

Deferral of interest payments may adversely affect the trading price of the IDSs or subordinated notes. The trading prices of the IDSs and the subordinated notes may be lower in value and more volatile than those of other securities that do not provide for interest deferral.

If interest is deferred, the IDSs or the subordinated notes may trade at a price that does not fully reflect the value of accrued but unpaid interest on the subordinated notes. In addition, the requirement that we defer payments of interest on the subordinated notes under certain circumstances may mean that the market price for the IDSs or the subordinated notes may be more volatile than other securities that do not have this requirement.

If we are unable to deduct the interest on our subordinated notes for U.S. federal income tax purposes, our tax liabilities could increase significantly, and this could significantly affect our after-tax cash flow.

If the IRS or a court were to determine that the subordinated notes should be treated as equity rather than debt, the stated interest on the subordinated notes could be treated as a dividend, and interest on the subordinated notes would not be deductible for U.S. federal income tax purposes. This would significantly increase our federal and applicable state income tax liability, potentially including amounts for prior years in which we have claimed a deduction for interest paid on the subordinated notes and penalties. Some of the liability could be offset by historical net loss carryforwards, but it is possible that the liability could exceed the amount that could be offset by our available net loss carryforwards. In that event we would need to reduce our other expenses in order to be able to pay our taxes. We could do this by reducing capital expenditures, which would limit our ability to enter into new contracts or renew our existing contracts, or by reducing headcount or the number of facilities served. We might also need to lower our dividend rate or refrain from paying dividends in order to preserve cash. If any of these options were to be exercised, the value of your investment in the IDSs would likely decline.

We are a holding company and rely on dividends, interest and other payments, advances and transfers of funds from our subsidiaries to meet our debt service and other obligations.

We are a holding company and conduct all of our operations through our subsidiaries. We currently have no significant assets other than the capital stock of VSA and intercompany debt owed by VSA, all of which are pledged to the creditors under our credit facility which we guarantee. As a result, we will rely on dividends and other payments or distributions from our subsidiaries to meet our debt service obligations and enable us to pay dividends. The ability of our subsidiaries to pay dividends or make other payments or distributions to us will depend on their respective operating results and may be restricted by, among other things, the laws of their jurisdiction of organization (which may limit the amount of funds available for the payment of dividends), agreements of those subsidiaries, the terms of our credit facility and the covenants of any future outstanding indebtedness we or our subsidiaries incur.

Our interest expense may increase significantly and could cause our net income and distributable cash to decline significantly.

Our credit facility is subject to periodic renewal or must otherwise be refinanced. We may not be able to renew or refinance our credit facility, or if renewed or refinanced, the renewal or refinancing may occur on less favorable terms. Borrowings under our credit agreement are made at a floating rate of interest and, in the case of our revolving facility, are subject to further adjustment based on our total leverage ratio. In the event of an increase in the base reference interest rates or an increase in our total leverage ratio, our interest expense will increase and could have a material adverse effect on our ability to make cash dividend payments to our stockholders. Our ability to continue to expand our business is, to a large extent, dependent upon our ability to borrow funds under our credit facility and to obtain other third-party financing, including through the sale of IDSs or any other securities. We cannot assure investors that financing will be available to us on favorable terms or at all.

We may not generate sufficient funds from operations to pay our indebtedness at maturity, or upon the exercise by holders of their rights upon a change of control.

A significant portion of our cash flow from operations is dedicated to maintaining our client base and servicing our debt requirements. In addition, we currently expect to continue to distribute a significant portion of any remaining cash earnings to our stockholders in the form of monthly dividends. Moreover, prior to the maturity of our subordinated notes, we will not be required to make any payments of principal on these notes. We may not generate sufficient funds from operations to repay the principal amount of our indebtedness at maturity or in case investors exercise their rights to require us to purchase their notes upon a change of control. We may therefore need to refinance our debt or raise additional capital. These alternatives may not be available to us when needed or on satisfactory terms due to prevailing market conditions, a decline in our business or restrictions contained in our senior debt obligations.

To service our indebtedness and to fund our liquidity needs, we will require a significant amount of cash which may not be available to us. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on or to refinance or repay our debt, including the subordinated notes, to fund planned capital expenditures and expand our business depends on our future operating performance. Our future operating performance, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

A significant portion of our cash flow is dedicated to servicing our debt requirements and paying dividends. If we are unable to generate sufficient cash to service our debt requirements, we will be required to refinance our credit facility. Such refinancing of our debt could materially affect our ability to invest funds needed to implement our business plan and achieve our objectives.

We may not be able to repay or refinance the subordinated notes, or our credit facility, upon terms acceptable to us, if at all.

Our ability to continue to expand our business will, to a certain extent, be dependent upon our ability to borrow funds under our credit facility and to obtain other third-party financing, including through the sale of IDSs or any other securities. If we are able to generate sufficient cash to service our debt requirements, we will be required to refinance our credit facility. If we are unable to refinance our indebtedness, including our credit facility or our subordinated notes, on commercially reasonable terms or at all, we would be forced to seek other alternatives, including:

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

At January 2, 2007, our assets included intangible assets in the amount of $165.4 million, representing approximately 49.9% of our total consolidated assets and consisting primarily of contract rights. The value of these intangible assets will continue to depend significantly upon the success of our business as a going concern and the remaining terms of our contracts. Some of our larger contracts contain change of control provisions, which may diminish the realizable value of the contracts. As a result, in the event of a default on our subordinated notes or any bankruptcy or dissolution of our company, the realizable value of these assets may be substantially lower and may be insufficient to satisfy the claims of our creditors and consequently, to provide any return to our investors.

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

Our subordinated notes and the subsidiary guarantees ranked junior to $120.6 million of outstanding senior secured indebtedness plus approximately $22.5 million of letters of credit and the subsidiary guarantees ranked pari passu with approximately $21.7 million of outstanding indebtedness of ours and the subsidiary guarantors as of January 2, 2007. In addition, as of January 2, 2007, VSA had the ability to borrow up to an additional amount of $70.0 million under our credit facility (less amounts reserved for letters of credit), which would rank senior in right of payment to our subordinated notes.

In the event of bankruptcy or insolvency, our investors’ ability to recover amounts owed on the subordinated notes and guarantees of the notes by our subsidiaries could be adversely affected by principles of equitable subordination or recharacterization.

In the event of bankruptcy or insolvency, a party in interest may seek to subordinate the subordinated notes or the guarantees under principles of equitable subordination or to recharacterize the subordinated notes as equity. There can be no assurance as to the outcome of these proceedings. In the event a court subordinates the subordinated notes or the guarantees, or recharacterizes the subordinated notes as equity, investors might not be able to recover any amounts owed on the subordinated notes or the guarantees, and investors might be required to return any payments made to them within six years before the bankruptcy on account of the subordinated notes or the guarantees. In addition, should the court equitably subordinate the subordinated notes or the guarantees, or recharacterize the subordinated notes as equity, our investors might not be able to enforce the guarantees.

Holders of our subordinated notes will be structurally subordinated to the debt of our non-guarantor subsidiaries.

Our present and future foreign subsidiaries and partially-owned domestic subsidiaries are not and will not be guarantors of our subordinated notes. As a result, no payments are required to be made to us from the assets of these non-guarantor subsidiaries.

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

For and as of the end of fiscal 2006, our non-guarantor subsidiaries had net sales of $51.5 million, assets of $9.5 million (representing 2.8% of our assets on a consolidated basis) and liabilities of $2.2 million, excluding inter-company balances.

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

Our business is seasonal in nature, and our net sales and operating results vary significantly from quarter to quarter. This variability results from a number of factors, including:

•	seasonality of sporting and other events;

•	scheduling of events;

•	unpredictability in the number, timing and type of new contracts;

•	timing of contract expirations and special events; and

•	level of attendance at facilities which we serve.

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

The IRS or the courts could successfully assert a treatment of the IDSs different than our intended treatment, which could affect our tax liability and subject foreign holders to additional withholding tax.

We believe that an IDS should be treated as a unit representing a share of common stock and a subordinated note. However, there could be a change in law, the IRS or the courts may take the position that the subordinated note portion is equity, or the IRS or the courts may take the position that the rate of interest on the subordinated notes is not an arms-length rate, any of which could adversely affect the amount, timing and character of income, gain or loss in respect of an investment in IDSs, and all or a portion of the interest on the subordinated may not be deductible by us. If all or a portion of the interest on the subordinated notes is not deductible, we could have a material increase to our taxable income and, thus, to our U.S. federal and applicable state income tax liability. In addition, we would be subject to liability for U.S. withholding taxes on interest payments to non-U.S. holders if the payments were determined to be dividends. This increase in our tax liability would reduce our after-tax cash flow and materially and adversely impact our ability to make interest and dividend payments on the subordinated notes and the common stock, respectively. In the case of foreign holders, treatment of the subordinated notes as equity for U.S. federal income tax purposes would subject payments to the holders of the subordinated notes to withholding or estate taxes in the same manner as payments made with regard to common stock and could subject us to liability for withholding taxes that were not collected on payments of interest. Thereafter, foreign holders would receive any such payments net of the tax withheld.

We may have to establish a reserve for contingent tax liabilities in the future, which could adversely affect our ability to make interest and dividend payments on the IDSs.

Even if the IRS does not challenge the tax treatment of the subordinated notes, it is possible that as a result of a change in the law relied upon at the time of issuance of the subordinated notes, a change in GAAP applicable to income tax contingencies or a change in our understanding of the facts existing at the time of issuance, we will in the future need to change our anticipated accounting treatment and establish a reserve for contingent tax liabilities associated with a disallowance of all or part of the interest deductions on the subordinated notes. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — New Accounting Standards.” If we were required to maintain such a reserve, our ability to make interest and dividend payments could be materially impaired and the market for the IDSs, common stock and subordinated notes could be adversely affected. In addition, any resulting impact on our financial statements could lead to defaults under our credit facility.

Because of the deferral of interest provisions, the subordinated notes may be treated as issued with original issue discount.

Under applicable Treasury regulations, a “remote” contingency that stated interest will not be timely paid will be ignored in determining whether a debt instrument is issued with original issue discount. Although there is no authority directly on point, based on our financial forecasts, we believe that the likelihood of deferral of interest payments on the subordinated notes is remote within the meaning of the Treasury regulations. Based on the foregoing, although the matter is not free from doubt because of the lack of direct authority, the subordinated notes would not be considered issued with original issue discount at the time of their original issuance because of the existence of the deferral of interest provisions. If deferral of any payment of interest were determined not to be “remote,” the subordinated notes would be treated as issued with original issue discount at the time of issuance. In such case, all stated interest on the subordinated notes would be treated as original issue discount, and all holders, regardless of their method of tax accounting, would be required to include stated interest in income on a constant accrual basis.

If interest rates rise, the trading value of our IDSs may decline.

We cannot predict the interest rate environment or guarantee that interest rates will not continue to rise in the near future. Should interest rates continue to rise or should the threat of further interest rate increases develop, debt markets may be adversely affected. As a result, the trading value of our IDSs may decline.

There is a limited active trading market for securities similar to the IDSs in the United States.

IDSs are an uncommon type of security and there is only a limited active market for IDSs, or securities similar to the IDSs, in the United States. Because of this, investors may be unfamiliar with these types of securities and the demand for them may be lower than for securities that have been actively traded for a number of years. An active trading market for this type of security may not develop in the future, which may cause the price of the IDSs to fluctuate substantially.

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

If the IDSs automatically separate, the limited liquidity of the market for our subordinated notes and our shares of common stock may adversely affect investors’ ability to sell our subordinated notes and our shares of common stock.

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

Future sales or the possibility of future sales of a substantial amount of IDSs, shares of our common stock or our subordinated notes may depress the price of the IDSs and the shares of our common stock and our subordinated notes.

Future sales or the availability for sale of substantial amounts of IDSs or shares of our common stock or a significant principal amount of our subordinated notes in the public market could adversely affect the prevailing market price of the IDSs and the shares of our common stock and our subordinated notes and could impair our ability to raise capital through future sales of our securities.

We may issue shares of our common stock and subordinated notes, which may be in the form of IDSs, or other securities from time to time as consideration for future acquisitions and investments. In the event any such acquisition or investment is significant, the number of shares of our common stock and the aggregate principal amount of subordinated notes, which may be in the form of IDSs, or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be significant. In addition, we may also grant registration rights covering those IDSs, shares of our common stock, subordinated notes or other securities in connection with any such acquisitions and investments.

Our capital structure and our subordinated notes lack some features that have been adopted by other issuers of IDSs. This may affect the way our securities are viewed in comparison to other IDSs in the market or IDSs issued by others in the future.

Currently all of our subordinated notes are held by holders of our common stock. Following the sale of all of the shares of common stock held by our initial equity investors, all of our subordinated notes and all of our shares of common stock will be held in the form of IDSs. Other issuers of securities like our IDSs have implemented some separate ownership of their common stock and subordinated notes, which they perceive strengthens their position that the subordinated notes should be treated as debt for tax purposes. IDSs issued by such issuers may be considered more attractive in the market than our IDSs.

The accounting treatment for the IDSs and subordinated notes is complex and subject to judgments concerning the valuation of embedded derivative rights within the indenture governing the subordinated notes. Fluctuations in the valuation of these rights could make our financial results unpredictable.

Our subordinated notes contain three features that are considered to be embedded derivative rights in accordance with U.S. generally accepted accounting principles (“GAAP”): a call option, a change in control put option and a term-extending option. We have determined that the call option and the change in control put option need to be separately valued as of the end of each accounting period in accordance with GAAP. Changes in the valuations of these rights, the valuation methodology or the assumptions on which the valuations are based could cause our financial results to fluctuate. For further information on the accounting treatment of these embedded derivative rights, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our financial statements included in this annual report. Moreover, it is possible that other questions could arise concerning the appropriate accounting treatment of the IDSs or the subordinated notes.

Our certificate of incorporation and by-laws and several other factors could limit another party’s ability to acquire us and deprive our investors of the opportunity to obtain a takeover premium for their securities.

A number of provisions in our certificate of incorporation and by-laws will make it difficult for another company to acquire us and for investors to receive any related takeover premium for their securities. For example, our certificate of incorporation provides that stockholders generally may not act by written consent and only stockholders representing at least 25% in voting power may request that our board of directors call a special meeting. In addition, our ability to merge or consolidate with any other person or, directly or indirectly, sell all or substantially all our assets is subject to the approval of a supermajority of our directors. Our certificate of incorporation authorizes the issuance of preferred stock without stockholder approval and upon such terms as the board of directors may determine. The rights of the holders of shares of our common stock will be subject to, and may be adversely affected by, the rights of holders of any class or series of preferred stock that may be issued in the future. We are also subject to Section 203 of the Delaware General Corporation Law, which restricts the ability of a publicly held Delaware corporation to engage in a business combination such as a merger or sale of assets with any stockholder that, together with affiliates, owns 15% or more of the corporation’s outstanding voting stock. The restrictions imposed by Section 203 could prohibit or delay the accomplishment of an acquisition transaction, or discourage attempts to acquire us.

We may not be able to repurchase the subordinated notes upon a change of control.

Upon the occurrence of certain change of control events, we are required to offer to purchase the outstanding subordinated notes at 101% of their principal amount at the date of repurchase unless such subordinated notes have been previously called for redemption. We may not have sufficient financial resources to purchase all of the subordinated notes that are tendered upon a change of control offer. Further, our credit facility, with certain limited exceptions, prohibits the repurchase or redemption of the subordinated notes before their stated maturity. Consequently, lenders thereunder may have the right to prohibit any such purchase or redemption. In such event, we would seek to obtain waivers from the required lenders. We may not be able to obtain such waivers or refinance our indebtedness on terms acceptable to us, or at all. Finally, the occurrence of a change of control could also constitute an event of default under our credit facility, which could result in the acceleration of all amounts due thereunder.

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

A decline in the number of events held, the level of attendance at these events or the amount spent by each attendee at client facilities would cause a significant decline in our net sales and cash flow. We rely on our clients to schedule popular events at their facilities and to maximize attendance at these events. The level of attendance and number of events held at our client facilities are affected by several factors, most of which are not within our control and are extremely difficult to predict, including the following:

•	maintenance and physical condition of the facility;

•	poor performance by the sports teams using the facility;

•	relocation or loss of a major sports team using a facility;

•	ticket prices;

•	changing consumer preferences for leisure time activities;

•	inclement weather;

•	natural disasters or pandemics;

•	power outages;

•	war, insurrection or acts of terrorism;

•	scheduling of conventions, meetings and large catered events;

•	construction of attractive alternative arenas, stadiums, convention centers or other venues or facilities;

•	labor stoppages; and

•	weaker economic conditions.

Labor stoppages in professional sports could cause a significant decline in our net sales and cash flow, especially in MLB, which accounts for a significant portion of our net sales and a majority of our cash flow generated by contracts for sports facilities.

The pricing and termination provisions of our contracts may limit our ability to recover costs or make a profit on our contracts.

The amount of risk that we bear and our profit potential vary depending on the type of contract under which we provide our services. Under profit and loss and profit sharing contracts, which together account for substantially all of our net sales and cash flows, we bear all of the expenses of providing our services and we bear all of the risk that net sales will be inadequate to support our operations. In addition, some profit and loss and profit sharing contracts contain minimum guaranteed commissions or equivalent payments to the client, regardless of the level of net sales at the facility or whether a profit is generated. If net sales do not exceed costs under a contract, including guaranteed commissions, we will experience losses.

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

If the sports team tenant of a facility we serve relocates or the ownership of a sports team tenant or the facility we serve changes, we may lose the contract for that facility.

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

If we were to lose any of our largest clients, our net sales would decline significantly.

Our net sales would significantly decline if we lost any of our largest clients, representing a few key facilities. For fiscal 2006:

•	our largest client accounted for approximately 9.6% of our net sales;

•	our three largest clients together accounted for approximately 18.9% of our net sales;

•	our 10 largest clients together accounted for approximately 39.9% of our net sales; and

•	our 20 largest clients together accounted for approximately 59.0% of our net sales.

In addition, if any of our largest contracts is terminated, it might result in an event of default under our credit facility.

If any significant client were to become bankrupt, our revenues would be likely to decline and we could lose our investment in the client.

Our contracts often require us to make capital investments in our clients’ facilities and we are subject to credit risks on contracts with our clients. The bankruptcy of any significant client could have a material adverse effect on our results of operations.

If we are unable to redeploy any capital returned to us from our existing contracts it could have a material adverse impact on our financial results.

From time to time, capital that we have invested in our contracts is returned to us at our client’s option as a result of built-in contractual and/or termination rights or through contract renegotiations. When this occurs, our contract may end or our client may receive higher commissions, both of which could result in a decrease in earnings to us. In addition, if the returned amounts reach a certain threshold and we are unable to redeploy such funds, we are obligated under our credit facility to make a mandatory repayment of our senior debt. If such a repayment is made, we lose the opportunity to generate earnings on that repaid amount because it is no longer be available to us for capital investment.

A contraction of MLB, or other sports played in facilities that we service, that eliminates any of the teams playing in any of the facilities served by us could reduce our revenues.

In November 2001, MLB announced plans for a “contraction” to eliminate three MLB teams beginning with the 2002 baseball season. Although no contraction ultimately occurred, it is possible that MLB or other major sports leagues will eliminate teams from their rosters in the future. This could result in our losing contracts and revenues if the affected teams play in facilities we serve.

We may not have sufficient funds available to make capital investments in clients’ facilities that are necessary to maintain these relationships and as a consequence we could lose business.

When we renew an existing contract, we are often required to pay substantial contract acquisition fees to the client or to make substantial investments in our client’s facility to help finance facility construction or renovation. The amount of these capital investments varies, in some cases materially, from year to year depending on the number and significance of contracts up for renewal. In order to renew these contracts, we may have to make significant capital expenditures. If we do not have sufficient funds available to make attractive bids for new contracts or renew existing contracts, our business will decline and our ability to make payments on the IDSs will be weakened.

Increased capital investments or commissions to renew existing business relationships may lower our profitability.

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

Our ability to grow is limited by our capital structure and dividend policy and our reliance on other financing sources.

In the years immediately preceding our IPO, our business experienced relatively rapid growth, much of which was financed from cash generated by our operations. Prior to our IPO, we reinvested a significant portion of our cash earnings in the growth of our business through bidding for new business, which often requires substantial up-front cash payments. A substantial portion of our cash earnings is now required to service our debt and maintain our existing client base. In addition, our board of directors adopted a policy providing for the monthly payment of dividends, subject to applicable law, the terms of our credit facility, the indenture governing our subordinated notes, other indebtedness and our board of directors’ assessment of our cash needs. We have paid monthly dividends on or about the 20th of each month continuously since January 2004, after the closing of our IPO. Our ability to continue to expand our business depends upon our future cash flow from operations after dividends and maintenance capital expenditures. Because of the amount of cash distributed to our holders of IDSs (or common stock and subordinated notes represented thereby) under our capital structure, we are more dependent upon our ability to borrow funds under our credit facility and to obtain other third-party financing, to fund our growth. We cannot assure investors that such financing will be available to us on favorable terms or at all.

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

We are highly dependent upon the efforts of our senior management team and our ability to attract and retain qualified high level personnel. The loss of the services of one or more of these individuals might impede the achievement of our business objectives and could have an adverse effect on our business.

We may incur significant liability for withdrawing from multi-employer pension plans.

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

We may harm our reputation or incur significant liabilities if claims of illness or injury associated with our service of food and beverage to the public are brought against us.

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

We may be subject to significant environmental liabilities.

Claims for environmental liabilities arising out of property contamination have been asserted against us from time to time, and in some cases the claims have been associated with businesses, including waste disposal and/or management businesses, related to entities we acquired and have been based on conduct that occurred prior to our acquisition of those entities. Environmental liabilities relating to any of our current or former operations or any entities we have acquired could be identified and give rise to claims against us involving significant losses.

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

A terrorist attack on any facility which we serve, or an attack or threat of an attack on large sports facilities in general, could significantly harm our business, and our contracts do not provide for the recovery by us of our costs in the event of a terrorist attack on a facility. Additionally, the response to terrorist threats or the outbreak or escalation of any insurrection or armed conflict involving the United States or any other national or international calamity could significantly harm our business.

A terrorist attack on any of the facilities which we serve, particularly large sports facilities, could result in a decrease in attendance or the number of events at these facilities generally, which could result in a significant decline in our net sales and operating income. These material adverse effects could be long-lived, which could curtail recovery of previously routine business in the affected facility or in other facilities which we serve. If a sufficient number or proportion of our facilities were affected, the result could materially adversely affect our ability to make interest or dividend payments to our securityholders. While our contracts that require us to make payments of required minimum commission or royalties generally provide for the suspension of our obligations in the event of a facility being closed or a force majeure event, including as a result of a terrorist attack, none of our contracts specifically provides for the recovery by us of costs we have already incurred in the event of a terrorist attack on a facility. Additionally, the national and international response to the threat of terrorist attacks, or an outbreak or escalation of any insurrection or armed conflict involving the United States or any other national or international calamity could result in a decrease in attendance or the number of events at sports facilities, convention centers and other entertainment and recreational facilities, including our clients’ facilities, which could result in a significant decline in our net sales and operating income.

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

If a pandemic such as avian flu were to erupt in the United States or Canada, attendance at sports facilities, convention centers and other entertainment venues would be likely to decline, as people may want to avoid crowded areas, and this would reduce our net sales and operating income.

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

Item 1B.	Unresolved Staff Comments

We have no unresolved SEC staff comments.

Item 2.	Properties

We lease our corporate headquarters of approximately 20,000 square feet in Spartanburg, South Carolina and approximately 4,000 square feet in Stamford, Connecticut.

As of January 2, 2007 we served 127 facilities, all of which are owned or leased by our clients. The contracts with our clients generally permit us to use certain areas within the facility to perform our administrative functions and fulfill our warehousing needs, as well as to provide food and beverage services and, in some cases, the selling of merchandise.

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

On February 21, 2006, Service America received another letter from the DOJ regarding the potential DOJ claim. In the February 21 letter, the Justice Department urged all of the potentially responsible parties to reach agreement amongst themselves as to allocation of the government’s clean-up costs by April 1, 2006. Again, Service America immediately tendered the DOJ’s February 21, 2006 letter to counsel for Pharmacia in accordance with Pharmacia’s agreement to defend and indemnify Service America regarding the potential claim. In July 2006, the parties to this claim reached a settlement agreement in principle, which remained subject to the negotiation of a consent decree. The parties successfully negotiated and executed a consent decree which received final approval of the Court on January 7, 2007, which concluded the case.

As previously reported in our 2004 Annual Report on Form 10-K, in May 2003, a purported class action entitled Holden v. Volume Services America, Inc. et al. was filed against us in the Superior Court of California for the County of Orange by a former employee at one of the California stadiums we serve alleging violations of local overtime wage, rest and meal period and related laws with respect to this employee and others purportedly similarly situated at any and all of the facilities we serve in California. The purported class action sought compensatory, special and punitive damages in unspecified amounts, penalties under the applicable local laws and injunctions against the alleged illegal acts. On December 8, 2005, we executed an agreement to settle this claim. The proposed settlement received preliminary court approval on February 27, 2006 and final court approval on June 26, 2006. After expiration of the required appeals period, the court approval became final as of August 26, 2006 and the case was concluded.

As previously reported, a second purported class action, Perez v. Volume Services Inc, d/b/a Centerplate, which was filed in August 2004 in the Superior Court for Yolo County, California, making substantially identical allegations to those in Holden, was dismissed in February 2006, as Ms. Perez elected to become a named plaintiff in the Holden suit. Accordingly, Ms. Perez’ claim was also resolved with the conclusion of the Holden case.

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

There were no matters submitted to a vote of securities holders during the fourth quarter of our fiscal year ended January 2, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our IDSs are traded on the AMEX under the symbol “CVP” and on the Toronto Stock Exchange (“TSX”) under the symbol “CVP.un” and have been so traded since December 5, 2003. As of March 15, 2007 we had one holder of record, Cede & Co. (the nominee for DTC), which holds the IDSs on behalf of approximately 99 participants in DTC’s system, which in turn hold on behalf of beneficial owners. The Bank of New York holds the subordinated notes and shares of our common stock that constitute the IDSs as custodian for the beneficial owners of the IDSs. The closing price of our IDSs on the AMEX was $17.05 on

March 15, 2007. The following table shows the range of the high and low sale prices of our IDSs, as reported on the AMEX for each of the periods indicated:

	High	Low

Fiscal 2005
First Quarter	$14.05	$12.40
Second Quarter	$12.80	$12.10
Third Quarter	$13.04	$10.90
Fourth Quarter	$13.05	$10.20
Fiscal 2006
First Quarter	$13.25	$12.50
Second Quarter	$14.45	$12.78
Third Quarter	$16.51	$13.25
Fourth Quarter	$19.06	$14.94

The closing price of our IDSs on the TSX was C$21.25 on March 8, 2007. The following table shows the range of the high and low sale prices of our IDSs, as reported on the TSX for each of the periods indicated. All funds are in Canadian dollars:

	High		Low

Fiscal 2005
First Quarter	C$	17.00	C$	15.50
Second Quarter	C$	16.00	C$	15.20
Third Quarter	C$	16.10	C$	13.01
Fourth Quarter	C$	15.00	C$	12.30
Fiscal 2006
First Quarter	C$	15.13	C$	14.10
Second Quarter	C$	15.60	C$	14.68
Third Quarter	C$	18.40	C$	14.75
Fourth Quarter	C$	22.00	C$	16.00

Holders of IDSs have the right to separate each IDS into the shares of common stock and subordinated notes represented thereby. According to the records of our transfer agent, as of March 15, 2007 we had five holders of record of common stock, one of which, The Bank of New York, holds the common stock as custodian for the beneficial owners of the IDSs.

Dividend Policy and Restrictions

Following our IPO, our board of directors adopted a policy of declaring a monthly cash dividend on our common stock. Declaration of the dividend is subject to applicable law, as described below, the terms of our credit facility, the indenture governing our subordinated notes and any other then outstanding indebtedness of ours, and our board of directors’ assessment of our cash needs. The determination is made on a monthly basis. Dividends are paid monthly on or about the 20th day of each month, to holders of record on or about the 10th day of such month or the immediately preceding business day of such month.

As described more fully below, you may not receive any dividends as a result of the following factors:

•	Nothing requires us to pay dividends;

•	Our dividend policy could be modified or revoked at any time at the discretion of the board of directors;

•	Even if our dividend policy were not modified or revoked, the actual amount of dividends distributed under the policy and the decision to make any distribution is entirely at the discretion of our board of directors;

•	The amount of dividends distributed is subject to debt covenant restrictions under our indenture, our credit facility and other indebtedness;

•	The distribution and amount of dividends distributed is subject to state law restrictions;

•	Our board of directors may determine to use or retain our cash for other purposes;

•	Our stockholders have no contractual or other legal right to dividends; and

•	We may not have enough cash to pay dividends depending on our operating earnings, working capital requirements, level of contract renewals and anticipated cash needs.

Since January of 2004, we have continuously paid monthly dividends on our common stock on or about the 20th day of each month at a rate of $0.79 per share per annum. Our first payment was made on January 20, 2004 to security holders of record at the close of business on January 9, 2004. This first dividend payment included a payment for the initial 30-day period beginning December 20, 2003, and ending on January 19, 2004, as well as a payment for the interim period beginning December 10, 2003, the date of the closing of our IPO, and ending on December 19, 2003. Centerplate determined that for U.S. income tax purposes, all dividends paid in fiscal 2005 and 2006 would be treated as a return of capital, while 84.5% of dividends paid in fiscal 2004 would be treated as a return of capital and the remainder would be treated as a dividend paid out of earnings and profits. Our board of directors may, in its sole discretion, decide to use or retain available cash to fund growth or maintenance capital expenditures or acquisitions, to repay indebtedness or for general corporate purposes.

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

Future dividends with respect to shares of our capital stock, if any, will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions, business opportunities, our level of contract renewals, provisions of applicable law and other factors that our board of directors may deem relevant. Under Delaware law, our board of directors may declare dividends only to the extent of a “surplus” (which is defined as total assets at fair market value minus total liabilities, minus statutory capital), or if there is no surplus, out of our net profits for the then current and/or immediately preceding fiscal year.

Performance Graph

The graph below compares the cumulative total return to securityholders (IDS price appreciation plus reinvested dividends and interest) for our IDSs with the comparable cumulative return of two indexes: the Russell 2000 Index and Standard Industrial Classification Index 5812 (Eating Places). The graph assumes the investment of $100 on December 5, 2003 (the day on which trading of the IDSs began on AMEX) in our IDSs and in each of the indexes, and the reinvestment of all dividends and interest. Points on the graph represent the performance as of the last business day of each of the fiscal years indicated.

	FISCAL YEAR ENDING
COMPANY/INDEX/MARKET	12/05/2003	12/30/2003	12/28/2004	1/03/2006	1/2/2007
Centerplate Inc. IDS Units	100.00	108.52	93.82	105.74	173.86
Eating Places	100.00	98.72	119.08	127.43	154.56
Russell 2000 Index	100.00	101.90	119.73	123.71	144.83

The information under the heading “Performance Graph” shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial data for the last five years. The selected consolidated financial data should be read together with our audited consolidated financial statements for fiscal 2004, 2005 and 2006 and the related notes, included in Item 8 of this Form 10-K, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7 of this Form 10-K. The figures in the following table reflect rounding adjustments.

	Fiscal(1)
	2002	2003	2004	2005	2006
	(In millions, except per share data)

Statement of operations data:
Net sales	$577.2	$616.1	$607.2	$643.1	$681.1
Cost of sales (excluding depreciation and amortization)	470.9	504.0	492.5	519.4	554.8
Selling, general and administrative	55.3	59.6	61.5	71.4	70.5
Depreciation and amortization	26.2	27.1	26.6	29.3	28.9
Transaction related expenses	0.6	2.6	—	1.0	0.7
Contract related losses	0.7	0.8	0.4	0.4	0.4

Operating income	23.5	22.0	26.1	21.7	25.9
Interest expense(2)	20.7	32.8	25.0	31.3	24.4
Other income, net	(1.5)	(0.1)	(0.3)	(1.2)	(1.7)

Income (loss) before income taxes	4.3	(10.7)	1.4	(8.4)	3.2
Income tax benefit	(0.2)	(6.3)	(1.0)	(3.9)	(0.2)

Net income (loss)	4.5	(4.4)	2.3	(4.6)	3.5
Accretion of conversion options	—	—	0.3	—	—

Net income (loss) available to common stock with or without the conversion option	$4.5	$(4.4)	$2.0	$(4.6)	$3.5

	2002		2003	2004		2005	2006
	(In millions, except per share data)

Per share data:
Net income (loss) per share with conversion option:
Basic and diluted	$—		$(0.31)	$0.17		$(0.20)	$0.15
Net income (loss) per share without conversion option:
Basic and diluted	$0.33		$(0.31)	$0.09		$(0.20)	$0.15
Dividends declared per share	$—		$0.09	$0.79		$0.79	$0.79
Cash flow data:
Net cash provided by operating activities	$38.6		$27.2	$28.4		$28.4	$39.4
Net cash provided by (used in) investing activities	$(45.0)		$(45.4)	$7.1		$(24.7)	$(38.8)
Net cash provided by (used in) financing activities	$1.7		$30.8	$(33.7)		$13.0	$(2.4)
Other data:
Maintenance capital expenditures(3)	$31.2		$8.3	$18.2		$16.7	$19.3
Growth capital expenditures(3)	16.4		15.6	5.7		8.4	8.5

Aggregate capital expenditures(3)	$47.6		$23.9	$23.9		$25.1	$27.8
Ratio of earnings to fixed charges(4)	1.2	x	—	1.1	x	—	1.1	x
Deficiency in the coverage of earnings to fixed charges(4)	—		$(10.7)	—		$(8.4)	—

	12/31/02	12/30/03	12/28/04	1/03/06	1/02/07
	(In millions)

Balance sheet data:
Total assets	$280.2	$322.3	$299.0	$318.0	$332.4
Long-term debt (including current portion)	$225.4	$186.5	$170.2	$211.9	$225.9

	Fiscal(1)
	2002	2003	2004	2005	2006
	(In millions)

EBITDA(5):
Net income (loss)	$4.5	$(4.4)	$2.3	$(4.6)	$3.5
Income tax benefit	0.2	6.3	1.0	3.9	0.2

Income (loss) before income taxes	$4.3	$(10.7)	$1.4	$(8.4)	$3.2
Adjustments:
Interest expense(2)	20.7	32.8	25.0	31.3	24.4
Depreciation and amortization	26.2	27.1	26.6	29.3	28.9

EBITDA(5)	$51.2	$49.2	$53.0	$52.1	$56.5

Unusual item included in EBITDA:
Return of bankruptcy funds to Service America(6)	$1.4	—	—	—	—

(1)	We have adopted a 52-53 week period ending on the Tuesday closest to December 31 as our fiscal year. The 2002, 2003, 2004 and 2006 fiscal years consisted of 52 weeks, and the 2005 fiscal year consisted of 53 weeks.

(2)	Interest expense for fiscal 2003 includes a $5.3 million non-cash charge related to the early extinguishment of debt as a result of the refinancing of our 1998 credit facility and $7.2 million in expenses associated with the repurchase of the notes that we issued in 1999 (the “1999 notes”). Interest expense for fiscal 2004 includes a $1.2 million non-cash charge related to the repayment of the remaining 1999 notes and a $2.0 million non-cash charge for the change in the fair value of our derivatives. Interest expense for fiscal 2005 includes $5.8 million in expenses related to entering into a new credit agreement on April 1, 2005. The $5.8 million includes a prepayment premium of $4.6 million on the prior credit facility and a $1.2 million non-cash charge for the write-off of deferred financing costs. Interest expense for fiscal 2006 includes a $3.4 million non-cash credit for the change in the fair value of our derivatives.

(3)	The sum of maintenance and growth capital expenditures equals the sum of contract rights acquired (purchase of contract rights) and the purchase of property and equipment, for the relevant periods as displayed in the statement of cash flows, as follows:

	Fiscal(1)
	2002	2003	2004	2005	2006
	(In millions)

Statement of cash flow data:
Contract rights acquired (purchase of contract rights)	$37.7	$16.0	$15.9	$10.4	$14.0
Purchase of property and equipment	9.9	7.9	8.0	14.7	13.8

Aggregate capital expenditures	$47.6	$23.9	$23.9	$25.1	$27.8

Maintenance capital expenditures are capital expenditures made to secure renewals of our existing contracts and maintain these contracts following renewal. Growth capital expenditures are those made to secure new contracts and maintain these contracts during their initial term. Accordingly, growth capital expenditures in any given year consist of up-front capital investments in new contracts and additional committed investments in existing contracts that have not previously been renewed.

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

(4)	For purposes of determining the ratio of earnings to fixed charges, earnings are defined as income (loss) before income taxes and cumulative effect of change in accounting principle plus fixed charges. Fixed charges include interest expense on all indebtedness, amortization of deferred financing costs and one-third of rental expense on operating leases representing that portion of rental expense deemed to be attributable to interest. Where earnings are inadequate to cover fixed charges, the deficiency is reported.

(5)	EBITDA is not a measure in accordance with GAAP. EBITDA is not intended to represent cash flows from operations as determined by GAAP and should not be used as an alternative to income (loss) before taxes or net income (loss) as an indicator of operating performance or to cash flows as a measure of liquidity. We believe that EBITDA is an important measure of the cash returned on our investment in capital expenditures under our contracts.

“Adjusted EBITDA,” as defined in the indenture governing our 13.50% Subordinated Notes issued in 2003, which we refer to as the “subordinated notes,” is determined as EBITDA, as adjusted for transaction related expenses, contract related losses, other non-cash charges, and the annual management fee paid to affiliates of The Blackstone Group, L.P. (“Blackstone”) and General Electric Capital Corporation (“GE Capital”) through 2003, less any non-cash credits. We present this discussion of Adjusted EBITDA because covenants in the indenture governing our subordinated notes contain ratios based on this measure. For example, our ability to incur additional debt and make restricted payments requires a ratio of Adjusted EBITDA to fixed charges of 2.0 to 1.0, calculated on a pro forma basis in accordance with the indenture, except that we may incur certain debt and make certain restricted payments without regard to the ratio, and may incur an unlimited amount of indebtedness in connection with the issuance of additional IDSs so long as the ratio of the aggregate principal amount of the additional notes to the number of the additional shares of our common stock will not exceed the equivalent ratio represented by the then existing IDSs. In fiscal 2005, the ratio of Adjusted EBITDA to fixed charges was 1.9 to 1.0 as a result of the additional interest expense associated with the refinancing of the senior credit facility. This additional interest expense was excluded from the pro forma calculation of the ratio under the indenture in accordance with the provisions of the indenture governing the incurrence of indebtedness. As of January 2, 2007, we were in compliance with the ratio requirements and had the ability to incur additional indebtedness.

On a historical basis, we made the following adjustments to EBITDA to compute Adjusted EBITDA:

	Fiscal(1)
	2002		2003		2004		2005		2006
	(In millions, except ratios)

EBITDA	$51.2		$49.2		$53.0		$52.1		$56.5
Adjustments:
Transaction related expenses	0.6		2.6		—		1.0		0.7
Contract related losses	0.7		0.8		0.4		0.4		0.4
Non-cash compensation	0.6		0.1		—		—		—
Management fees paid to affiliates of Blackstone and GE Capital	0.4		0.4		—		—		—

Adjusted EBITDA	$53.5		$53.1		$53.4		$53.5		$57.5

Unusual item included in EBITDA and Adjusted EBITDA:
Return of bankruptcy funds to Service America (see note 6 below)	1.4		—		—		—		—
Ratio of Adjusted EBITDA to fixed charges	2.8	x	2.1	x	2.3	x	1.9	x	2.6	x

Explanations of the adjustments are listed below:

•	Transaction related expenses include:

•	For fiscal 2002, $0.6 million of acquisition related cash costs relating primarily to expenses incurred in connection with the structuring and evaluation of financing and recapitalization strategies;

•	For fiscal 2003, $2.6 million in expenses related to executive compensation associated with the issuance of the IDSs;

•	For fiscal 2005, $1.0 million of expenses incurred in connection with the contemplated follow-on offering to the 2003 IPO;

•	For fiscal 2006, $0.7 million of expenses incurred in connection with the contemplated follow-on offering to the 2003 IPO.

•	Contract related losses include:

•	For fiscal 2002, $0.7 million of non-cash charges related to the write-down of impaired assets for a contract which was terminated;

•	For fiscal 2003, $0.8 million of non-cash charges for the write-down of impaired assets for certain terminated and/or assigned contracts;

•	For fiscal 2004, $0.4 million of non-cash charges for the write-down of impaired assets for certain terminated contracts and contracts for which we intend to continue operations; and

•	For fiscal 2005, $0.3 million for the write-off of contract rights for a terminated contract and $0.1 million for the write-down of impaired contract rights and property and equipment.

•	For fiscal 2006, $0.4 million for the write-off of impaired assets associated with the Company’s contracts.

•	Non-cash compensation expenses related to the revaluation of partnership units purchased by certain members of our management financed with nonrecourse loans include for fiscal 2002 and 2003, $0.6 million and $0.1 million, respectively.

•	Management fees paid to affiliates of Blackstone and GE Capital include $0.4 million for each of fiscal 2002 and 2003. The management fees were paid quarterly in arrears and ceased upon the closing of the IPO.

For purposes of calculating the ratio of Adjusted EBITDA to fixed charges, fixed charges includes interest expense (excluding amortization of deferred financing fees) plus capitalized interest, the earned discount or yield with respect to the sale of receivables and cash dividends on preferred stock.

(6)	During fiscal 2002, Service America received approximately $1.4 million from funds previously set aside to satisfy creditors pursuant to a plan of reorganization approved in 1993.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis is a review of our results of operations and our liquidity and capital resources. The following discussion should be read in conjunction with “Selected Financial Data” and the financial statements, including the related notes, appearing elsewhere in this report. The following data has been prepared in accordance with GAAP.

Overview

We believe that our ability to retain existing accounts and to win new accounts are key factors in maintaining and growing our net sales. Net sales historically have increased when there has been an increase in the number of events or attendance at our sports facilities due to a higher number of post-season and play-off games. Net sales also have increased as a result of more events at our convention centers and entertainment venues. These higher sales, along with our ability to control product and labor costs, and our ability to increase per capita spending, are primary drivers of EBITDA and net income growth.

When renewing an existing contract or securing a new contract, we often have to make a capital investment in our client’s facility and offer to pay the client a percentage of the net sales or profits in the form of a commission. We reinvest the cash flow generated by operating activities in order to renew or obtain contracts. We believe that these investments have provided a diversified account base of exclusive, long-term contracts.

We made progress in 2005 and 2006 on our four strategic initiatives — culinary excellence, unique branded concepts, speed of service, and facility design — which allowed us to differentiate ourselves in the market and ultimately help strengthen our financial position by operating more profitably. In 2006, we hired several key senior managers and implemented additional changes in our management structure to improve efficiency and service delivery. The investment in our strategic initiatives and management infrastructure progressed in 2006, and we became more focused on improving results of operations.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date and reported amounts of revenues and expenses, including amounts that are susceptible to change. Our critical accounting policies include accounting methods and estimates underlying such financial statement preparation, as well as judgments around uncertainties affecting the application of those policies. In applying critical accounting policies, materially different amounts or results could be reported under different conditions or using different assumptions. We believe that our critical accounting policies, involving significant estimates, uncertainties and susceptibility to change, include the following:

•	Recoverability of Property and Equipment, Contract Rights, Cost in Excess of Net Assets Acquired and Other Intangible Assets. As of January 2, 2007, net property and equipment of $50.7 million and net contract rights of $79.2 million were recorded. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, we evaluate long-lived assets with finite lives for possible impairment when an event occurs which would indicate that its carrying amount may not be recoverable. The impairment analysis is made at the contract level and evaluates the net property and equipment as well as the contract rights related to that contract. The undiscounted future cash flows from a contract are

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

As of January 2, 2007, cost in excess of net assets acquired of $41.1 million and other intangible assets (trademarks) of $17.5 million were recorded. In accordance with SFAS No. 142, on an annual basis, we test our indefinite-lived intangible assets (cost in excess of net assets acquired and trademarks) for impairment. Additionally, cost in excess of net assets acquired is tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have determined that the reporting unit for testing the cost in excess of net assets acquired for impairment is our consolidated operations. In performing the assessment for the annual cost in excess of net assets acquired assessment, we compare the fair value of our consolidated operations to its net asset carrying amount, including cost in excess of net assets acquired and trademarks. If the fair value of Centerplate exceeds the carrying amount, then it is determined that cost in excess of net assets acquired is not impaired. If the carrying amount were to exceed the fair value, then we would need to perform the second step in the impairment test to determine the amount of the cost in excess of net assets acquired. Fair value for these tests is determined based upon a discounted cash flow model, using a rate based on our incremental borrowing rate. As we base our estimates of cash flows on past operating performance, including anticipated labor and other cost increases and prevailing market conditions, we cannot make assurances that our estimates are achievable. Different conditions or assumptions, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our evaluation and on our financial condition or future results of operations. In performing the annual trademark assessment, management compares the fair value of the intangible asset to its carrying value. Fair value is determined based on a discounted cash flow model, using a rate based on our incremental borrowing rate. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss will be recognized for the excess amount. If the fair value is greater than the carrying amount, no further assessment is performed. We performed our annual assessments of cost in excess of net assets acquired and trademarks on April 4, 2006 and determined that no impairment exists. Additionally, no factors were noted since April 4, 2006 that would cause us to re-evaluate this assessment.

•	Insurance. We have a high-deductible insurance program for general liability, auto liability and workers’ compensation risk. We are required to estimate and accrue for the amount of losses that we expect to incur. These amounts are recorded in cost of sales and selling, general and administrative expenses on the statement of operations and accrued liabilities and long-term liabilities on the balance sheet. Our estimates consider a number of factors, including historical experience and an actuarial assessment of the liabilities for reported claims and claims incurred but not reported. We discount our estimated liabilities to their present value based on expected loss patterns determined by experience. While we use outside parties to assist us in making these estimates, we cannot provide assurance that the actual amounts will not be materially different than what we have recorded. In addition we are self-insured for employee medical benefits and related liabilities. Our liabilities are based on historical trends and claims filed and are estimated for claims incurred but not reported. While the liabilities represent management’s best estimate, actual results could differ significantly from those estimates.

•	Accounting Treatment for IDSs, Common Stock Owned by Initial Equity Investors and Derivative Financial Instruments. Our IDSs are composed of common stock and subordinated notes, the latter of which have three embedded derivative features. The embedded derivative features include a call option, a change of control put option, and a term-extending option on the notes. The call option allows us to repay the principal amount of the subordinated notes after the fifth anniversary of the issuance, provided that we also pay all of the interest that would have been paid during the initial 10-year term of the notes, discounted to the date of repayment at a risk-free rate. Under the change of control put option, the holders have the right to cause us to repay the subordinated notes at 101% of face value upon a change of control, as defined in the indenture governing the subordinated notes. The term-extending option allows us to unilaterally extend the term of the subordinated notes for two five-year periods at the end of the initial 10-year period provided that we are in compliance with the requirements of the indenture. We have accounted for these embedded derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. Based on SFAS No. 133, as amended and interpreted, the call option and the change of control put option are required to be separately valued. As of January 2, 2007, the fair value of these embedded derivatives was determined to be insignificant. The term extending option was determined to be inseparable from the underlying subordinated notes. Accordingly, it has not been separately accounted for in the accompanying consolidated financial statements.

In connection with the IPO, those investors who held stock prior to the IPO (the “initial equity investors”) entered into an amended and restated stockholders agreement dated as of December 10, 2003 with Centerplate (the ‘‘amended and restated stockholders Agreement”), which provides that, upon any post-offering sale of common stock by the initial equity investors, at the option of the initial equity investors, we will exchange a portion of their common stock for subordinated notes at an exchange rate of $9.30 principal amount of subordinated notes for each share of common stock. The purpose of the exchange feature is to enable the initial equity investors to hold shares of common stock and subordinated notes in the appropriate proportions to represent integral numbers of IDSs. In order to determine the number of shares of common stock that the initial equity investors could convert into subordinated debt, we divided the exchange rate of $9.30 by the original issue price of the IDSs of $15.00 at December 4, 2003 (the quotient equals 0.62). This quotient was then multiplied by the total number of shares owned by the initial equity investors (4,060,997 shares) to determine the number of IDSs that the initial equity investors would own after conversion (2,517,817 IDSs, each comprised of one share of stock and a subordinated note). The number of shares owned by the initial equity investors before conversion (4,060,997) was subtracted from the number of shares they would own after conversion (2,517,817) to determine the number of shares of common stock to be converted into subordinated debt (1,543,180 shares) at the exchange rate of $9.30 per share, resulting in approximately $14.4 million as described further below.

We have concluded that the portion of the initial equity investor’s common stock exchangeable for subordinated debt, as calculated above, should be classified on its consolidated balance sheet according to the guidance provided by Accounting Series Release No. 268 (FRR Section 211), Redeemable Preferred Stocks. Accordingly, at January 2, 2007 we have recorded approximately $14.4 million as “Common stock with conversion option exchangeable for subordinated debt” on the accompanying consolidated balance sheets. Because the initial equity investors were not allowed to convert any shares into subordinated notes during the first 180 days after the IPO, a discount (initially $0.4 million) was applied to the amount recorded as “Common stock with conversion option exchangeable for subordinated debt” during this 180 day period. This discount was accreted to the face amount due of approximately $14.4 million using the effective interest method over the life of the initial equity investors’ minimum required 180-day holding period. The accretion of approximately $317,000 in fiscal 2004 was a deemed dividend to the initial equity investors. In addition, we have determined that the option conveyed to the initial equity investors to exchange common stock for subordinated debt in order to form IDSs is an embedded derivative in accordance with Paragraph 12 of SFAS No. 133. Centerplate has recorded a liability for the fair value of this embedded derivative of approximately $1.3 million as of January 2, 2007, a decrease of $3.4 million from January 3, 2006. This option is recorded at fair value each reporting period with the change in the fair value recorded in interest expense in the accompanying consolidated statement of operations.

The common stock held by the initial equity investors has been treated as a separate class of common stock for presentation of earnings per share. Although the common stock held by the initial equity investors is part of the same class of stock as the common stock included in the IDSs for purposes of Delaware corporate law, the right to convert that is granted in our amended and restated stockholders agreement as described above causes the stock held by the initial equity investors to have features of a separate class of stock for accounting purposes. The deemed dividend of approximately $317,000 conveyed to the initial equity investors in fiscal 2004 discussed above requires a two class earnings per share calculation. Accordingly, we have shown separate earnings per share for the stock held by the initial equity investors and the stock included in the IDSs.

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

Set forth below are comparative net sales by quarter for fiscal 2006, 2005 and 2004, as well as operating income (loss) and net income (loss), on an actual and per share basis (in thousands, except per share data):

	2006
					Basic and
			Basic and		Diluted
			Diluted		Income (Loss)
			Operating		per Share
		Operating	Income	Net	without
		Income	(Loss) per	Income	Conversion
	Net Sales	(Loss)	Share	(Loss)	Option

1st Quarter	$113,505	$(3,989)	$(0.18)	$(5,598)	$(0.25)
2nd Quarter	$190,699	$12,038	$0.53	$(66)	$0.00
3rd Quarter	$218,929	$16,130	$0.72	$12,269	$0.54
4th Quarter	$157,929	$1,739	$0.08	$(3,127)	$(0.14)

	2005
					Basic and
			Basic and		Diluted
			Diluted		Income (Loss)
			Operating		per Share
		Operating	Income	Net	without
		Income	(Loss) per	Income	Conversion
	Net Sales	(Loss)	Share	(Loss)	Option

1st Quarter	$107,220	$(4,382)	$(0.19)	$(4,433)	$(0.20)
2nd Quarter	$182,071	$10,481	$0.47	$(2,473)	$(0.11)
3rd Quarter	$208,619	$14,972	$0.66	$4,512	$0.20
4th Quarter	$145,202	$611	$0.03	$(2,194)	$(0.10)

Results of Operations

Fiscal 2006 Compared to Fiscal 2005

Net sales — Net sales of $681.1 million for fiscal 2006 increased $38.0 million, or approximately 5.9%, from $643.1 million in the prior year period. The increase was primarily due to higher sales at our convention centers, MLB facilities, and arenas of $15.3 million, $13.6 million, and $9.2 million, respectively. The improvement at the convention centers was mainly the result of an increase in the number of events held at these facilities. At our MLB facilities, an overall increase in attendance and per capita spending resulted in higher net sales, while our arenas were positively impacted by the resolution of the NHL lock-out and college basketball tournaments held at a number of our facilities. Net sales at all other facilities increased $6.0 million, primarily driven by increases of $4.8 million at our NFL venues. Partially offsetting the improvement was a decline in sales of $6.1 million associated with the termination of some of our contracts (net of new accounts).

Cost of sales (excluding depreciation and amortization) — Cost of sales of $554.8 million for fiscal 2006 increased approximately $35.4 million from $519.4 million in fiscal 2005 due in part to the higher sales volume. As a percentage of net sales, cost of sales increased by approximately 0.6% from the prior year period mainly as a result of an increase in the commissions and royalties paid to our clients. The increase was primarily attributable to commissions associated with certain new contracts and a shift in the sales mix reflecting a higher concentration of sales in our profit sharing accounts, where higher commissions are typically paid. The increase was partially offset by improved margins for both product and payroll costs, most notably at our convention centers as a result of achieved savings associated with the higher sales volume.

Selling, general and administrative expenses — Selling, general and administrative expenses were $70.5 million in fiscal 2006, as compared to $71.4 million in the prior year period, a decline of approximately $0.9 million. As a percentage of net sales, selling, general and administrative costs declined approximately 0.7% from the prior year period. The percentage improvement was due in part to non-recurring reserve adjustments ($1.5 million) recorded in fiscal 2005. In addition, lower overhead costs ($0.6 million) and insurance proceeds ($0.7 million) related to Hurricane Katrina contributed to the improvement. The remaining decrease was primarily the result of a decline in other operating expenses due to efficiencies achieved at certain facilities.

Depreciation and amortization — Depreciation and amortization was $28.9 million for fiscal 2006 as compared to $29.3 million in fiscal 2005. Depreciation and amortization reflects a reduction in the step-up depreciation related to the assets acquired in the 1998 acquisition of Service America Corporation partially offset by additional depreciation and amortization attributable to investments made in contract acquisitions and renewals.

Transaction related expenses — Transaction related expenses of $0.7 million in fiscal 2006 and $1.0 million in fiscal 2005 reflected costs associated with a contemplated follow-on offering to the 2003 IPO.

Contract related losses — In both fiscal 2006 and fiscal 2005, a $0.4 million non-cash charge was taken for the write-off of impaired assets associated with certain contracts.

Operating income — Operating income in fiscal 2006 increased approximately $4.2 million from fiscal 2005 due to the factors described above.

Interest expense — Interest expense of $24.4 million for fiscal 2006 decreased by $6.9 million from $31.3 million in fiscal 2005. The decline is principally attributable to $5.8 million in non-recurring expenses incurred in fiscal 2005 related to entering into our credit agreement on April 1, 2005. The $5.8 million included a prepayment premium of approximately $4.6 million on the prior credit facility and a $1.2 million non-cash charge for the write-off of deferred financing costs. In addition, fiscal 2006 reflected a non-cash credit of $3.3 million related to the change in the fair value of our derivatives as compared to a charge of $0.04 million in fiscal 2005. Offsetting these declines was a $2.2 million increase in interest, primarily related to higher interest expense for the term loan and revolver availability under the current credit agreement.

Other income — Other income consists principally of interest income. Other income was $1.7 million in fiscal 2006 as compared to $1.2 million in fiscal 2005. The increase was principally attributable to higher cash balances in fiscal 2006 period due primarily to our credit agreement entered into in April, 2005.

Income taxes — Income taxes for fiscal 2005 and fiscal 2006 are accounted for in accordance with SFAS No. 109 “Accounting for Income Taxes”. For fiscal 2006, the effective tax rate was approximately −7% as compared to approximately −46% in fiscal 2005. Our effective tax rate depends in part on our book income, permanent tax adjustments, and tax credits. The decrease in our effective tax rate is primarily due to the non-cash interest charge related to our derivatives, which is a permanent adjustment.

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

Cost of sales (excluding depreciation and amortization) — Cost of sales of $519.4 million for fiscal 2005 increased by approximately $26.9 million from $492.5 million in fiscal 2004 due primarily to the increase in sales volume. Cost of sales as a percentage of net sales declined by approximately 0.3% from fiscal 2004. This was primarily due to a decline in the commissions and royalties (as a percentage of sales) paid to our clients mainly as a result of a lower concentration of sales at our profit sharing contracts and a decline in

MLB sales. These declines were partially offset by an increase in personnel costs due in large part to the increased concentration of sales in our convention center accounts, which typically have higher associated labor costs.

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

Other income — Other income was $1.2 million in fiscal 2005 as compared to $0.3 million in fiscal 2004 reflecting an increase in interest income. The increase was principally attributable to higher cash balances in fiscal 2005 due primarily to our new credit agreement.

Income taxes — Income taxes for fiscal 2004 and fiscal 2005 were calculated in accordance with SFAS No. 109 “Accounting for Income Taxes”. For fiscal 2005, the effective tax rate was approximately −46%. In the prior year period, the effective tax rate was −72%. The decrease in the projected effective tax rate is primarily due to a reduction in the amount of federal tax credits generated and the absence of any tax audit reserve adjustments.

Outlook

Our primary goal is to continue creating a special experience for each of our customers. In 2007, we will continue to build and strengthen our four core strategic initiatives — culinary excellence, branded products, speed of service and facility design & merchandising which have allowed us to differentiate ourselves in the market and ultimately strengthen our financial position by operating more profitably.

We will continue to rely on our long-term contractual relationships, and the careful management of our expenses, to generate cash flow for dividends and interest payments on the subordinated notes. The stability of our cash flow will depend on a variety of factors, including our ability to control expenses, the number of games and other events hosted at the facilities we serve and the attendance levels at these games and events. We also expect to grow net sales as a result of our convention center business and new accounts.

In 2007, we need to continue to execute on our strategic vision, with the goal of delivering creative, value-added solutions, partnering with clients on initiatives that are attractive and profitable to both parties, and being an innovator in all facets of our business. We are facing an increasingly aggressive competitive environment which may mean that our company foregoes opportunities that may have been in line with the business model of the past, as we seek to deploy capital in areas where we can obtain the best returns. We must continue to find ways to enhance our competitive profile by providing services which are accretive to our clients and our company and which may even lead us to opportunities that may serve as new directions. We view this as healthy and necessary as we look forward to building this company creatively to position it for the future.

The timing of our investments is somewhat difficult to assess because it is often dictated by the development needs and agendas of the sports teams, municipalities and entertainment businesses we serve. In addition, our capital commitments and investments to obtain or renew contracts and to pursue our strategic initiatives, may take time to show positive results. Moreover, we cannot assure you that we will be successful in our efforts to gain new contracts, particularly in the large-stadium market, or to extend existing contracts that are up for renewal.

Liquidity and Capital Resources

For fiscal 2006, net cash provided by operating activities was $39.4 million, an increase of $11.0 million from $28.4 million in fiscal 2005. The increase is mainly attributable to higher net income due to the factors discussed above and an improvement in working capital. The fluctuation in working capital varies from quarter to quarter as a result of the number and timing of events at the facilities we serve. Most notable in the fourth quarter of fiscal 2006, as compared to the prior year period, was the impact associated with our NFL accounts including the addition of the Arizona Cardinals and the re-opening of the Louisiana Superdome.

Net cash used in investing activities was $38.8 million for fiscal 2006, as compared to $24.7 million in fiscal 2005. In fiscal 2006, $27.8 million in investments were made in contract rights and property and equipment at client facilities, a $2.7 million increase from $25.1 million in fiscal 2005. The increase is principally attributable to higher capital expenditures due to the relatively high percentage of our net sales represented by contracts that were up for renewal in fiscal 2006 (capital expenditures to extend or associated with existing contracts increased $2.6 million while capital expenditures to acquire new accounts increased $0.1 million). In addition, fiscal 2006 reflects $13.0 million in restricted cash for capital expenditure commitments. Partially offsetting these increases in fiscal 2006 was the return of an unamortized investment ($1.8 million) received in connection with a terminated contract.

Net cash used in financing activities was $2.4 million in fiscal 2006 as compared to net cash provided by financing activities of $13.0 million in fiscal 2005. The fluctuation in financing activities was principally attributable to the refinancing of our prior credit facility in fiscal 2005. Fiscal 2005 reflects $107.5 million in proceeds from the credit agreement being offset by the payment of $7.3 million in associated financing costs and the repayment of $65.0 million under the prior credit facility. Fiscal 2006 reflects outstanding borrowings on our revolving credit facility of $15.0 million as compared to none in fiscal 2005. In fiscal 2006 and fiscal 2005, dividend payments of $17.8 million were made.

We are also often required to obtain performance bonds, bid bonds or letters of credit to secure our contractual obligations. As of January 2, 2007, we had requirements outstanding for performance bonds and letters of credit of $17.2 million and $22.5 million, respectively. Under the revolving portion of the credit facility, we have an aggregate of $35.0 million available for letters of credit, subject to an overall borrowing limit of $107.5 million. As of January 2, 2007, we had approximately $70.0 million available to be borrowed under the revolving credit facility. At that date there were $15.0 million in outstanding borrowings and $22.5 million of outstanding undrawn letters of credit reducing availability.

Future Liquidity and Capital Resources

Our capital expenditures can be categorized into two types: maintenance and growth. Maintenance capital expenditures are associated with securing renewals of our existing contracts and maintaining those contracts following renewal. Growth capital expenditures are those made in connection with securing new contracts and maintaining those contracts during their initial term. In both cases, particularly for sports facilities, capital expenditures are often required in the form of contract acquisition fees or up-front or committed future capital investment to help finance facility construction or renovation. This expenditure typically takes the form of investment in leasehold improvements and food service equipment and grants to owners or operators of facilities. We provide our historical maintenance and growth capital expenditures for each of the five fiscal years ended January 2, 2007 in Item 6 “Selected Financial Data.” We believe that the identification and separation of maintenance and growth capital expenditures are important factors in evaluating our business results.

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

At the end of the contract term, all capital investments that we have made typically remain the property of the client, but our contracts generally provide that the client must reimburse us for any undepreciated or unamortized capital investments made or fees paid pursuant to the terms of the contract if the contract is terminated early, other than due to our default.

Commission and management fee rates vary significantly among contracts based primarily upon the amount of capital that we invest, the type of facility involved, the term of the contract and the services provided by us. In general, within each client category, the level of capital investment and commission are related, such that the greater the capital investment that we make, the lower the commission we pay to the client. Our profit sharing contracts general provide that we are reimbursed each year for the amortization of our capital investments prior to determining profits under the contract. Contracts may be renewed at significantly different commission rates, and therefore EBITDA from a renewed contract may differ significantly from the prior contract, depending on the financial terms agreed to at the time of renewal.

In fiscal 2006, we made capital investments of $27.8 million. We are currently contractually committed to fund aggregate capital investments of approximately $30.9 million and $2.2 million in 2007 and 2008, respectively. In fiscal 2006, 24.1% of our net sales, or $154.9 million, were up for renewal, consequently higher than average capital expenditure commitments were made in order to renew these contracts. Certain of these commitments which were anticipated to be made in fiscal 2006 will be made in fiscal 2007.

In fiscal 2007, contracts representing 18.7% of our 2006 net sales, or $127.5 million, are up for renewal and we expect to spend $20.0 million to $25.0 million in maintenance capital expenditures, including rollover expenditures associated with 2006 commitments. As a result of the anticipated capital expenditures, our borrowings may increase in 2007. In addition, we are anticipating growth capital expenditures in the range of $15.0 million to $20.0 million.

While the declaration of dividends is at the sole discretion of our board of directors, we currently expect to make distributions in 2007 at the same levels as in 2006. We have historically financed our capital expenditures and other commitments with a combination of cash from operating activities and borrowings under the revolving line of credit of the credit facility and expect to continue to do so in 2007.

Sports teams and municipalities continue to spearhead efforts to develop new large stadiums. In order to bid successfully on these projects, however, we need to be able to commit to making relatively large capital expenditures. For these and other projects, we will also need to demonstrate our ability to provide competitive product and service offerings. We intend to address this through the further enhancement of our strategic initiatives, including culinary excellence and design, as well as through the continued development of our branded product and speed of service initiatives, all designed to help differentiate us in our market. This in turn will require investment in these initiatives and in the management infrastructure that will enable us to manage our business more efficiently.

The following table shows our net sales for fiscal 2006 which aggregate $681.1 million, as allocated according to the expiration year of our contracts:

Contracts Expiring in:
2007	2008	2009	2010	2011 and After
(In millions)

$127.5	$68.2	$84.9	$82.9	$308.2

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

2005 Credit Agreement

The ability to make capital investments in our clients’ facilities is critical to our success in bidding on and retaining customer contracts. Our credit facility gives us the flexibility to make capital commitments without some of the constraints that our seasonal variations in cash flow would otherwise impose. Because of seasonal variations in our cash flow and the unpredictable timing of our capital investments, we also borrow from time to time on a revolving basis to fund operations.

Our credit facility with GE Capital Corporation is comprised of a $107.5 million term loan (with a balance as of January 2, 2007 of $105.6 million) and a $107.5 million revolving credit facility. Both facilities bear interest at a floating rate equal to a margin over a defined prime rate of 1.25% for the term loan and 1.5% for the revolving credit facility or a percentage over the London Interbank Borrowing Rate (“LIBOR”) of 3.25% for the term loan and 3.5% for the revolving credit facility. The applicable margins for the revolving credit facility are subject to adjustment (from 1.0% to 1.75% for loans based on a defined prime rate and from 3.0% to 3.75% for LIBOR loans based on our total leverage ratio). The revolving portion of the credit facility has a $35 million letter of credit sub-limit and a $10 million swing loan sub-limit.

The credit agreement contains various financial covenants and other requirements affecting the payment of interest on our subordinated notes and dividends on common stock. The term loan facility matures on October 1, 2010, subject to quarterly amortization payments. The availability of funding under the revolving credit facility also depends on the satisfaction of various financial and other conditions, including restrictions in the indenture governing our subordinated notes. The revolving credit facility will mature on April 1, 2010 and is subject to an annual thirty-day pay down requirement, exclusive of letters of credit and certain specified levels of permitted acquisition and service contract related revolving credit advances. The term loan and the revolving credit facility are secured by substantially all of our assets and rank senior to our subordinated notes. The credit agreement contains customary events of default.

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

We must also maintain cash in our cash collateral account in an amount equal to at least 5 months of interest on our subordinated notes plus $2.5 million. As of January 2, 2007, we were in compliance with each of the applicable ratios and held at least the required minimum amount of cash in our cash collateral account. In addition, we may not pay dividends if a default or event of default under the credit agreement is in effect or otherwise would be caused by such payment.

Under the terms of the financing, we agreed to pay to GE Capital usual and customary administrative fees of $100,000 annually. In addition, we agreed to indemnify GE Capital and its affiliates against certain liabilities and expenses incurred by them in connection with the loan agreement and certain related matters.

GE Capital is the managing member of the holder of approximately 6.5% of our common stock and, through such holder, is a party to an amended and restated stockholders agreement and a registration rights agreement with us. An affiliate of Blackstone holds $8 million in principal amount of the term loan. Affiliates of Blackstone hold approximately 11.5% of our common stock and are also parties to the amended and restated stockholders agreement and the registration rights agreement with us.

Other Relationships

In January 2006, we retained Blackstone to provide advisory services in connection with our corporate direction and various contracts. For these services, Blackstone received a fee of $263,000.

In fiscal 2006, Blackstone and GE Capital, as initial equity investors, renewed their demand for a registration of their equity interests in Centerplate. Pursuant to the amended and restated stockholders agreement, we will issue up to approximately $14.4 million in subordinated notes in exchange for up to 1,543,179 shares of common stock to enable up to 2,517,818 IDSs to be sold on behalf of the initial equity investors. We anticipate filing a shelf registration statement covering sales of these IDSs from time to time after the registration statement becomes effective.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition.

Contractual Obligations

We have future obligations for debt repayments, future minimum rental and similar commitments under non-cancelable operating leases. These obligations as of January 2, 2007 are summarized below:

	Payments Due by Period
		Less Than	1-3	4-5	More Than
	Total	1 Year	Years	Years	5 Years
	(In millions)

Long-term borrowings	$225.9	$16.1	$104.6	$—	$105.2
Interest for fixed rate debt	98.5	14.2	42.6	28.4	13.3
Interest for variable rate debt(1)	34.7	9.7	25.0	—	—
Insurance	12.7	5.0	4.0	1.7	2.0
Operating leases	1.4	0.1	1.2	0.1	—
Commissions and Royalties	55.2	8.3	23.4	11.0	12.5
Capital commitments(2)	34.1	30.9	3.2	—	—
Other long-term liabilities	1.2	0.4	0.8	—	—

Total Contractual	$463.7	$84.7	$204.8	$41.2	$133.0

(1)	Interest for variable rate debt based on forward-looking interest rates as disclosed in Item 7A.

(2)	Represents capital commitments in connection with several long-term concession contracts.

In addition, we have contingent obligations related to outstanding letters of credit. These contingent obligations as of January 2, 2007 are summarized below:

	Payments Due by Period
		Less Than	1-3	4-5	More Than
Other Commercial Commitments	Total	1 Year	Years	Years	5 Years

Letters of credit	$22.5	$22.5	$—	$—	$—

New Accounting Standards

New Accounting Standards — In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also requires expanded disclosures including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examination by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position. FIN 48 will be effective for public companies for fiscal years beginning after December 15, 2006. We are currently in the process of assessing the impact, if any, of the recognition and measurement requirements of FIN 48 on our existing tax positions. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, will be reflected as an adjustment to the opening balance of retained earnings.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. In addition to defining fair value, SFAS 157 provides a framework for the measurement of fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007. We have yet to evaluate the impact of SFAS No. 157 on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 are effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 had no impact on our financial condition or results of operations.

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

Interest rate risk — We are exposed to interest rate volatility with regard to our revolving credit facility borrowings and term loan. As of January 2, 2007 we had outstanding revolver borrowings of $15.0 million and a $105.6 million balance on our term loan. A change in interest rate of one percent on these borrowings as of January 2, 2007 would cause a change in the annual expense of $1.2 million. In order to minimize our exposure to interest rate risk, during fiscal 2006 we entered into a one year interest rate cap agreement for a notional amount of $100 million designed to offset our risk in the event that LIBOR exceeds 6.3% per annum. While our subordinated notes are fixed interest-rate debt obligations, fluctuating interest rates could result in material changes to the fair values of the embedded derivatives. As of January 2, 2007, there is no market or quotable price for our subordinated notes or term loans; therefore it is not practicable to estimate the fair value of debt. The table presents principal cash flows and related interest rates for long-term debt as of January 2, 2007.

	2007	2008	2009	2010	2011	Total
	(In millions)

Fixed rate debt:
Represented by IDSs	—	—	—	—	$105.2	$105.2
Average interest rate	—	—	—	—	13.5%	—
Variable rate debt:
Revolving loans	$15.0	—	—	—	—	$15.0
Average interest rate	9.75%	—	—	—	—	—
Term loans	$1.1	$1.1	$1.1	$102.3	—	$105.6
Average interest rate	8.61%	8.61%	8.61%	8.61%	—	—

As of January 2, 2007, we had fixed rate long-term debt of $105.2 million in subordinated notes represented by the IDSs, and variable rate term loans and outstanding revolver borrowings of $105.6 million and $15 million, respectively.

Market risk — Changing market conditions that influence stock prices could have a negative impact on the value of our liability for derivatives. As of January 2, 2007, a $3.4 million non-cash credit was recorded to our consolidated statement of operations to mark to market the conversion option derivatives. A $1.00 fluctuation in the price of our IDS units would result in a $0.3 million to $0.5 million change in our liability for derivatives.

As of January 2, 2007, there were no material changes, except as discussed above, in the quantitative and qualitative disclosures about market risk from the information presented in our Annual Report on Form 10-K for the year ended January 3, 2006.

Item 8.	Financial Statements and Supplementary Data

CENTERPLATE, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Centerplate, Inc.
Spartanburg, South Carolina

We have audited the accompanying consolidated balance sheets of Centerplate, Inc. and subsidiaries (the “Company”) as of January 3, 2006 and January 2, 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended January 2, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Centerplate, Inc. and subsidiaries as of January 3, 2006 and January 2, 2007, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 2, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 19, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

March 19, 2007
Charlotte, North Carolina

CENTERPLATE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JANUARY 3, 2006 AND JANUARY 2, 2007

	January 3,	January 2,
	2006	2007
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,410	$39,591
Restricted cash	—	13,080
Accounts receivable, less allowance for doubtful accounts of $1,049 and $1,013 at January 3, 2006 and January 2, 2007, respectively	23,459	23,172
Merchandise inventories	16,852	19,347
Prepaid expenses and other	3,141	3,865
Deferred tax assets	3,928	3,139

Total current assets	88,790	102,194

PROPERTY AND EQUIPMENT:
Leasehold improvements	41,969	41,770
Merchandising equipment	63,821	71,043
Vehicles and other equipment	16,493	17,350
Construction in process	218	1,708

Total	122,501	131,871
Less accumulated depreciation and amortization	(72,776)	(81,187)

Property and equipment, net	49,725	50,684

OTHER LONG-TERM ASSETS:
Contract rights, net	80,557	79,209
Restricted cash	8,616	9,041
Cost in excess of net assets acquired	41,142	41,142
Deferred financing costs, net	15,499	12,930
Trademarks	17,523	17,523
Deferred tax assets	13,116	14,612
Other	3,057	5,035

Total other long-term assets	179,510	179,492

TOTAL ASSETS	$318,025	$332,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,075	$1,075
Short-term borrowings	—	15,000
Accounts payable	16,814	21,710
Accrued salaries and vacations	13,263	15,437
Liability for insurance	6,689	4,975
Accrued taxes, including income taxes	4,205	5,307
Accrued commissions and royalties	15,838	23,458
Liability for derivatives	4,615	1,251
Accrued interest	988	1,020
Accrued dividends	1,487	1,487
Advance deposits	2,588	3,662
Other	3,260	4,318

Total current liabilities	70,822	98,700

LONG-TERM LIABILITIES:
Long-term debt	210,864	209,789
Liability for insurance	5,874	7,744
Other liabilities	510	535

Total long-term liabilities	217,248	218,068

COMMITMENTS AND CONTINGENCIES
COMMON STOCK WITH CONVERSION OPTION, PAR VALUE $0.01, EXCHANGEABLE FOR SUBORDINATED DEBT, NET OF DISCOUNT	14,352	14,352

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value — authorized: 100,000,000 shares;
issued: 18,463,995 shares without conversion option; outstanding: 18,463,995 shares without conversion option	185	185
issued: 21,531,152 shares with conversion option; outstanding: 4,060,997 shares with conversion option	215	215
Additional paid-in capital	218,331	218,331
Accumulated deficit	(82,920)	(97,282)
Accumulated other comprehensive income	732	741
Treasury stock — at cost (17,470,153 shares)	(120,940)	(120,940)

Total stockholders’ equity	15,603	1,250

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$318,025	$332,370

See notes to consolidated financial statements.

CENTERPLATE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 28, 2004, JANUARY 3, 2006 AND JANUARY 2, 2007

	December 28,	January 3,	January 2,
	2004	2006	2007
	(In thousands, except per share data)

Net sales	$607,154	$643,112	$681,120
Cost of sales (excluding depreciation and amortization)	492,462	519,395	554,752
Selling, general and administrative	61,540	71,405	70,538
Depreciation and amortization	26,644	29,255	28,854
Transaction related expenses	—	1,006	700
Contract related losses	411	369	358

Operating income	26,097	21,682	25,918
Interest expense	25,010	31,274	24,360
Other income	(266)	(1,151)	(1,690)

Income (loss) before income taxes	1,353	(8,441)	3,248
Income tax benefit	(967)	(3,853)	(230)

Net income (loss)	2,320	(4,588)	3,478
Accretion of conversion option	(317)	—	—

Net income (loss) available to common stock with or without the conversion option	$2,003	$(4,588)	$3,478

Basic and Diluted Net Income (Loss) per share with conversion option	$0.17	$(0.20)	$0.15

Basic and Diluted Net Income (Loss) per share without conversion option	$0.09	$(0.20)	$0.15

Weighted average shares outstanding with conversion option	4,060,997	4,060,997	4,060,997
Weighted average shares outstanding without conversion option	18,463,995	18,463,995	18,463,995

Total weighted average shares outstanding	22,524,992	22,524,992	22,524,992

Dividends declared per share	$0.79	$0.79	$0.79

See notes to consolidated financial statements.

CENTERPLATE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 28, 2004, JANUARY 3, 2006 AND JANUARY 2, 2007

	Common	Common
	Shares	Stock	Common	Common			Accumulated
	without	without	Shares with	Stock with	Additional		Other
	Conversion	Conversion	Conversion	Conversion	Paid-in	Accumulated	Comprehensive	Treasury
	Option	Option	Option	Option	Capital	Deficit	Income/(Loss)	Stock	Total
	(In thousands, except share data)

Balance, December 30, 2003	18,463,995	$185	21,531,152	$215	218,598	(44,655)	224	(120,940)	53,627
Payment of issuance costs	—	—	—	—	(267)	—	—	—	(267)
Foreign currency translation	—	—	—	—	—	—	351	—	351
Accretion of conversion option	—	—	—	—	—	(317)	—	—	(317)
Dividends declared	—	—	—	—	—	(17,840)	—	—	(17,840)
Net income	—	—	—	—	—	2,320	—	—	2,320

Balance, December 28, 2004	18,463,995	$185	21,531,152	$215	$218,331	$(60,492)	$575	$(120,940)	$37,874

Foreign currency translation	—	—	—	—	—	—	157	—	157
Dividends declared	—	—	—	—	—	(17,840)	—	—	(17,840)
Net loss	—	—	—	—	—	(4,588)	—	—	(4,588)

Balance, January 3, 2006	18,463,995	$185	21,531,152	$215	$218,331	$(82,920)	$732	$(120,940)	$15,603

Foreign currency translation	—	—	—	—	—	—	9	—	9
Dividends declared	—	—	—	—	—	(17,840)	—	—	(17,840)
Net income	—	—	—	—	—	3,478	—	—	3,478

Balance, January 2, 2007	18,463,995	$185	21,531,152	$215	$218,331	$(97,282)	$741	$(120,940)	$1,250

	December 28,	January 3,	January 2,
	2004	2006	2007

Net income (loss)	$2,320	$(4,588)	$3,478
Other comprehensive income — foreign currency translation adjustment	351	157	9

Comprehensive income (loss)	$2,671	$(4,431)	$3,487

See notes to consolidated financial statements.

CENTERPLATE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 28, 2004, JANUARY 3, 2006 AND JANUARY 2, 2007

	Years Ended
	December 28,	January 3,	January 2,
	2004	2006	2007
		(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,320	$(4,588)	$3,478
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,644	29,255	28,854
Amortization of deferred financing costs	1,814	3,474	2,569
Charge for impaired assets	411	1,375	358
Change in fair value of derivative	2,001	(40)	(3,364)
Non-cash interest earned on restricted cash	—	(196)	(425)
Deferred tax benefit	(1,272)	(3,547)	(707)
Loss on disposition of assets	103	15	22
Other	351	157	9
Changes in assets and liabilities:
Decrease (increase) in assets:
Accounts receivable	(4,139)	(1,149)	279
Merchandise inventories	(1,684)	(303)	(2,495)
Prepaid expenses	7	174	(724)
Other assets	(1,412)	(423)	(2,420)
Increase (decrease) in liabilities:
Accounts payable	(617)	1,045	2,830
Accrued salaries and vacations	(60)	2,026	2,174
Liability for insurance	2,676	1,105	156
Accrued commissions and royalties	155	1,410	5,471
Other liabilities	1,141	(1,382)	3,291

Net cash provided by operating activities	28,439	28,408	39,356

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,969)	(14,712)	(13,752)
Proceeds from sale of property and equipment	809	338	250
Contract rights acquired	(15,900)	(10,363)	(14,014)
Return of unamortized capital investment	16,531	—	1,828
Restricted cash	13,628	—	(13,080)

Net cash provided by (used in) investing activities	7,099	(24,737)	(38,768)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments — revolving loans	$(33,000)	$(44,250)	$(10,000)
Borrowings — revolving loans	29,000	44,250	25,000
Principal payments on long-term debt	—	(806)	(1,075)
Proceeds from issuance of long-term debt	—	107,500	—
Retirement of existing long-term borrowings	—	(65,000)	—
Payment of existing subordinated notes	(12,250)	—	—
Payments of debt issuance costs	(267)	—	—
Payments of financing costs	(504)	(7,266)	—
Increase (decrease) in bank overdrafts	1,666	(3,626)	1,508
Dividend payments	(18,335)	(17,840)	(17,840)

Net cash provided by (used in) financing activities	(33,690)	12,962	(2,407)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,848	16,633	(1,819)
CASH AND CASH EQUIVALENTS:
Beginning of year	22,929	24,777	41,410

End of year	$24,777	$41,410	$39,591

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$22,209	$27,563	$25,123

Income taxes paid	$68	$31	$402

SUPPLEMENTAL NON-CASH FLOW INVESTING AND FINANCING ACTIVITIES:
Non-cash investing and financing activities:
Reduction in cost of net assets acquired due to the recognition of acquired tax assets	$5,314	$—	$—

Capital investment commitment accrued	$1,744	$200	$2,742

Dividends declared and unpaid	$1,487	$1,487	$1,487

See notes to consolidated financial statements.

CENTERPLATE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 28, 2004, JANUARY 3, 2006 AND JANUARY 2, 2007

1.	GENERAL

Centerplate, Inc. (“Centerplate” and together with its subsidiaries, the “Company”) is a holding company, the principal assets of which are the capital stock of its subsidiary, Volume Services America, Inc. (“Volume Services America”). Volume Services America is also a holding company, the principal assets of which are the capital stock of its subsidiaries, Volume Services, Inc. (“Volume Services”) and Service America Corporation (“Service America”).

The Company is in the business of providing specified concession services, including catering and novelty merchandise items at stadiums, sports arenas, convention centers and other entertainment facilities at various locations in the United States and Canada. At January 2, 2007, the Company had 127 contracts to provide these services, which were generally obtained through competitive bids. In most instances, the Company has the right to provide these services in a particular location for a period of several years, with the duration of time often a function of the required investment in facilities or other financial considerations. The contracts vary in length generally from 1 to 20 years. Certain of the contracts contain renewal clauses.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The consolidated financial statements include the accounts of Centerplate and its wholly owned subsidiary, Volume Services America, and its wholly owned subsidiaries, Volume Services and Service America. All significant intercompany transactions have been eliminated.

Fiscal Year — The Company has adopted a 52-53 week period ending on the Tuesday closest to December 31 as its fiscal year end. The 2004 and 2006 fiscal years consisted of 52 weeks. The 2005 fiscal year consisted of 53 weeks.

Cash and Cash Equivalents — The Company considers temporary cash investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash — At January 3, 2006 and January 2, 2007 restricted cash included approximately $8,616,000 and $9,041,000, respectively, recorded in other long-term assets representing five months of interest on the Company’s subordinated notes, plus $2,500,000 and interest earned. Such funds are restricted from the Company’s use until term loans have been repaid. In addition, at January 2, 2007, the Company had $13,080,000 in restricted cash recorded in current assets representing capital expenditure commitments, plus interest earned of approximately $80,000.

Revenue Recognition — The Company typically enters into one of three types of contracts: 1) profit and loss contracts, 2) profit-sharing contracts, and 3) management fee contracts. Under profit and loss and profit-sharing contracts, revenue from food and beverage concessions and catering contract food services is recognized as net sales when the services are provided. Management fee contracts provide the Company with a fixed fee or a fixed fee plus an incentive fee and the Company bears no profit or loss risk. Fees received for management fee contracts are included in net sales when earned.

Merchandise Inventories — Merchandise inventories consist of food, beverage, team and other merchandise. Inventory is valued at the lower of cost or market, determined on the first-in, first-out basis.

CENTERPLATE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation — Property and equipment are stated at cost and are depreciated on the straight-line method over the lesser of the estimated useful life of the asset or the term of the contract at the site where such property and equipment is located. Following are the estimated useful lives of the property and equipment:

•	Leasehold improvements — 10 years — limited by the lease term or contract term, if applicable

•	Merchandising equipment — 5 to 10 years — limited by the contract term, if applicable

•	Vehicles and other equipment — 2 to 10 years — limited by the contract term, if applicable

Contract Rights — Contract rights, net of accumulated amortization, consist primarily of certain direct incremental costs incurred by the Company in obtaining or renewing contracts with clients and the fair value of contract rights acquired in the acquisitions of Volume Services in 1995 and Service America in 1998. These costs are amortized over the contract life of each such contract, including optional renewal periods where the option to renew rests solely with the Company and management intends to exercise that option. Accumulated amortization was approximately $66,728,000 at January 3, 2006 and $68,578,000 at January 2, 2007. Amortization expense for fiscal 2007 through 2011 is estimated to be approximately $15,971,000, $11,136,000, $10,179,000, $9,005,000, and $5,451,000, respectively.

Cost in Excess of Net Assets Acquired and Trademarks — In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), cost in excess of net assets acquired and trademarks are not subject to amortization, rather they are subject to at least an annual assessment for impairment by applying a fair value based test. The Company completed the impairment tests required by SFAS No. 142 on March 29, 2005 and April 4, 2006. The tests did not result in an impairment charge. There have been no events since April 4, 2006 that would require the Company to reassess the carrying value of these assets.

Deferred Financing Costs — Deferred financing costs are being amortized as interest expense over the life of the respective debt using the effective interest method. The Company incurred approximately $12,837,000 in deferred financing costs associated with the Income Deposit Securities (“IDSs”) issuance and 2003 credit facility in fiscal 2003. On April 1, 2005, the Company entered into a new Credit Agreement. Accordingly in fiscal 2005, approximately $1.2 million of deferred financing costs from the 2003 credit facility were written off and approximately $7.3 million of deferred financing costs associated with the new credit agreement were recorded. At January 3, 2006 and January 2, 2007, accumulated amortization of the deferred financing costs was approximately $3,472,000 and $6,041,000, respectively.

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

Accounting Treatment for IDSs, Common Stock Owned by Initial Equity Investors and Derivative Financial Instruments — The Company’s IDSs include common stock and subordinated notes, the latter of which has three embedded derivative features. The embedded derivative features include a call option, a change of control put option, and a term-extending option on the notes. The call option allows the Company to repay the principal amount of the subordinated notes after the fifth anniversary of the issuance, provided that the Company also pays all of the interest that would have been paid during the initial 10-year term of the notes, discounted to the date of repayment at a risk-free rate. Under the change of control put option, the holders have the right to cause the Company to repay the subordinated notes at 101% of face value upon a

CENTERPLATE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

change of control, as defined in the subordinated note agreement. The term-extending option allows the Company to unilaterally extend the term of the subordinated notes for two five-year periods at the end of the initial 10-year period provided that it is in compliance with the requirements of the indenture. The Company has accounted for these embedded derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. Based on SFAS No. 133, as amended and interpreted, the call option and the change of control put option are required to be separately valued. As of January 3, 2006 and January 2, 2007, the fair value of these embedded derivatives was determined to be insignificant. The term extending option was determined to be inseparable from the underlying subordinated notes. Accordingly, it will not be separately accounted for in the current or future periods.

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

The Company has concluded that the portion of the Initial Equity Investor’s common stock exchangeable for subordinated debt as calculated above should be classified on its consolidated balance sheet according to the guidance provided by Accounting Series Release No. 268 (FRR Section 211), “Redeemable Preferred Stocks”. Accordingly, at both January 3, 2006 and January 2, 2007, the Company has recorded approximately $14.4 million as “Common stock with conversion option exchangeable for subordinated debt” on the balance sheet. Because the Initial Equity Investors were not allowed to convert any shares into subordinated notes during the first 180 days after the IPO, a discount (initially $0.4 million) was applied to the amount recorded as “Common stock with conversion option exchangeable for subordinated debt” during this 180-day period. This discount was accreted to the face amount due of approximately $14.4 million using the effective interest method over the life of the Initial Equity Investors’ minimum required 180-day holding period. The accretion of approximately $317,000 in fiscal 2004 was a deemed dividend to the Initial Equity Investors. In addition, the Company has determined that the option conveyed to the Initial Equity Investors to exchange common stock for subordinated debt in order to form IDSs is an embedded derivative in accordance with Paragraph 12 of SFAS No. 133. The Company has recorded a liability for the fair value of this embedded derivative of approximately $1.3 million as of January 2, 2007, a decrease of $3.3 million from January 3, 2006. This option is recorded at fair value each reporting period with the change in the fair value recorded in interest expense in the accompanying consolidated statements of operations.

The common stock held by the Initial Equity Investors was initially treated as a separate class of common stock for presentation of earnings per share. Although the common stock held by the Initial Equity Investors is part of the same class of stock as the common stock included in the IDSs for purposes of Delaware corporate law, the right to convert that is granted in the Amended and Restated Stockholders Agreement as described above causes the stock held by the Initial Equity Investors to have features of a separate class of stock for

CENTERPLATE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting purposes. In fiscal 2004, the deemed dividend of approximately $317,000 conveyed to the Initial Equity Investors discussed above requires a two class earnings per share calculation. Accordingly, the Company has shown separate earnings per share for the stock held by the Initial Equity Investors and the stock included in the IDSs.

Insurance — The Company has a high deductible insurance program for general liability, auto liability, and workers’ compensation risk and self-insures its employee health plans. Management establishes a reserve for the high deductible and self-insurance liabilities considering a number of factors, including historical experience and an actuarial assessment of the liabilities for reported claims and claims incurred but not reported. The estimated liabilities for these programs, except for employee health insurance, are then discounted using rates of 4.37% at January 3, 2006 and 4.75% at January 2, 2007, to their present value based on expected loss payment patterns determined by experience. The total discounted high deductible liabilities recorded by the Company at January 3, 2006 and January 2, 2007 were $10,804,000 and $11,100,000, respectively. The related undiscounted amounts were $11,673,000 and $12,718,000, respectively.

The employee health self-insurance liability is based on claims filed and estimates for claims incurred but not reported. The total liability recorded by the Company at January 3, 2006 and January 2, 2007 was $1,594,000 and $1,432,000, respectively.

Cash Overdrafts — The Company has included in accounts payable on the accompanying consolidated balance sheets cash overdrafts totaling approximately $6,905,000 and $8,412,000 at January 3, 2006 and January 2, 2007, respectively.

Dividends — The Company has paid monthly dividends since January 2004. The total liability recorded for dividends declared but unpaid as of January 3, 2006 and January 2, 2007 was approximately $1,487,000.

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

Gains and losses arising on foreign currency transactions are recorded in operations as incurred. Translation gains and losses arising from the use of differing exchange rates from year to year are included in other comprehensive income (loss).

Transaction Related Expenses — Transaction related expenses in fiscal year 2005 consist of fees and expenses associated with the contemplated follow-on offerings of IDSs (see Note 10).

Interest — Interest expense for fiscal 2004 includes $1.2 million in expenses, including $0.3 million of amortization expense, related to the repurchase of subordinated notes under the Company’s 1999 indenture. Included in interest expense for fiscal 2005 is $5.8 million in expenses related to entering into the Company’s credit agreement on April 1, 2005. The $5.8 million includes a prepayment premium of approximately $4.6 million on the prior credit facility and a $1.2 million non-cash charge for the write-off of deferred financing costs. In addition, interest expense for fiscal 2004 includes a $2.0 million non-cash charge related to the change in the fair value of derivatives as compared to non-cash credits of $0.04 million and $3.4 million in fiscal 2005 and 2006, respectively.

Income Taxes — Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities and the future benefits of net operating loss carryforwards and tax credits. A valuation allowance is established for deferred tax assets when it is more likely than not that the benefits of such assets will not be realized.

CENTERPLATE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Reporting — The combined operations of the Company, consisting of contracts to provide concession services, including catering and novelty merchandise items at stadiums, sports arenas, convention centers and other entertainment facilities, comprise one reportable segment.

Net Income (Loss) per Share — The common stock held by the Initial Equity Investors has been treated as a separate class of common stock for presentation of earnings per share. Basic and diluted earnings per share without conversion option is calculated by dividing net income (loss) available to common stockholders with or without the conversion option by the weighted average common shares (includes both shares with and without the conversion option). Basic and diluted earnings per share with conversion option is calculated by dividing net income (loss) available to common stockholders with or without the conversion option by the weighted average common shares (includes both shares with and without the conversion option) plus the accretion of the conversion option divided by the weighted average shares outstanding with conversion option. The following tables set forth the earnings per share calculation for the 2004, 2005, and 2006 fiscal years:

	Fiscal Year Ended December 28, 2004
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except share data)

Net Income	$2,320
Accretion of conversion option	(317)

Net Income available to common stock with or without the conversion option	$2,003
Weighted Average Shares Outstanding with conversion option		4,060,997
Weighted Average Shares Outstanding without conversion option		18,463,995

Total Weighted Average Shares Outstanding		22,524,992
Net Income available to common stock with or without the conversion option	$2,003	22,524,992	$0.09
Accretion of conversion option	$317	4,060,997	$0.08

Basic and Diluted Net Income per share with conversion option			$0.17
Basic and Diluted Net Income per share without conversion option	$2,003	22,524,992	$0.09

CENTERPLATE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended January 3, 2006
	Income (Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Net Loss	$(4,588)
Accretion of conversion option	—

Net Loss available to common stock with or without the conversion option	$(4,588)
Weighted Average Shares Outstanding with conversion option		4,060,997
Weighted Average Shares Outstanding without conversion option		18,463,995

Total Weighted Average Shares Outstanding		22,524,992
Basic and Diluted Net Loss per share with conversion option	$(4,588)	22,524,992	$(0.20)
Basic and Diluted Net Loss per share without conversion option	$(4,588)	22,524,992	$(0.20)

	Fiscal Year Ended January 2, 2007
	Income (Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Net income	$3,478
Accretion of conversion option	—

Net Loss available to common stock with or without the conversion option	$3,478
Weighted Average Shares Outstanding with conversion option		4,060,997
Weighted Average Shares Outstanding without conversion option		18,463,995

Total Weighted Average Shares Outstanding		22,524,992
Basic and Diluted Net Loss per share with conversion option	$3,478	22,524,992	$0.15
Basic and Diluted Net Loss per share without conversion option	$3,478	22,524,992	$0.15

Reclassifications — Certain amounts in 2004 and 2005 have been reclassified, where applicable, to conform to the financial statement presentation used in 2006. In the consolidated statements of cash flows borrowings and repayments under the Company’s revolving credit facility, formerly presented on a net basis, are now shown in their gross amounts. This reclassification had no impact on total cash flows from financing activities.

New Accounting Standards — In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also requires expanded disclosures including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next 12 months, a description of tax years that remain subject to

CENTERPLATE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

examination by a major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position. FIN 48 will be effective for public companies for fiscal years beginning after December 15, 2006. The Company is currently in the process of accessing the impact, if any, of the recognition and measurement requirements of FIN 48 on its existing tax positions. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, will be reflected as an adjustment to the opening balance of retained earnings.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. In addition to defining fair value, SFAS No. 157 provides a framework for the measurement of fair value and expands disclosure requirements about fair value measurements. SFAS 157 will be effective for fiscal years beginning after November 15, 2007. The Company has yet to evaluate the impact of SFAS 157 on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 are effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 had no impact on the Company’s financial statements or results of operations.

3.	SIGNIFICANT RISKS AND UNCERTAINTIES

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s most significant financial statement estimates include the estimate of the recoverability of contract rights and related assets, potential litigation claims and settlements, the liability for high deductible and self-insured claims, the valuation allowance for deferred tax assets and the allowance for doubtful accounts. Actual results could differ from those estimates.

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

Concentrations of credit risk with respect to accounts receivable are limited due to many customers comprising the Company’s customer base and their dispersion across different geographic areas. For the fiscal years ended December 28, 2004, January 3, 2006, and January 2, 2007, the Company had one contract that accounted for approximately 10.5%, 9.8%, and 9.6% of net sales, respectively.

The Company’s net sales and earnings are dependent on various factors such as attendance levels and the number of games played by the professional sports teams which are tenants at facilities serviced by the Company, that can be favorably impacted if the teams qualify for post-season play, or adversely affected if there are stoppages such as strikes by players of the teams.

CENTERPLATE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	DEBT

Long-term debt consists of the following:

	2005	2006
	(In thousands)

Term Loans — 2005 Credit Agreement	$106,694	$105,619
Centerplate subordinated notes — Issued in 2003	105,245	105,245

	211,939	210,864
Less — current portion of long-term debt	1,075	1,075

Total long-term debt	$210,864	$209,789

Subordinated Notes Issued in 2003 — During December 2003, as part of the IPO, Centerplate issued $105,245,000 in 13.5% subordinated notes. The notes mature on December 10, 2013 and are subject to extension by two successive five-year terms at the Company’s option provided that certain financial conditions are met. Interest on the notes is payable on the 20th day of each month. Such notes are unsecured, are subordinated to all the existing debt and any future debt of Volume Services America, and rank equally with all of the other debt of Volume Services America. Furthermore, the debts are jointly and severally guaranteed by all of the subsidiaries of Centerplate, except for certain non-100% owned U.S. subsidiaries and one non-U.S. subsidiary.

2005 Credit Agreement — On April 1, 2005, the Company entered into a new credit agreement pursuant to which General Electric Capital Corporation (“GE Capital”) agreed to provide up to $215 million of senior secured financing. The financing is comprised of a $107.5 million term loan (balance as of January 2, 2007 is $105.6 million) and a $107.5 million revolving credit facility (the “Credit Agreement”). The Credit Agreement bears interest at a floating rate equal to a margin over a defined prime rate of 1.25% for the term loan and 1.5% for the revolving credit facility or a percentage over the London Interbank Offered Rate (“LIBOR”) of 3.25% for the term loan and 3.5% for the revolving credit facility. The applicable margins for the revolving credit facility are subject to adjustment from 1.0% to 1.75% for loans based on a defined prime rate and from 3.0% to 3.75% for LIBOR loans based on the total leverage ratio. The proceeds of the term loan were used to repay the prior $65 million term loan, outstanding revolving loans of $23.25 million, as well as interest, related fees and expenses, including a prepayment premium of approximately $4.6 million on the term loan facility. The revolving portion of the Credit Agreement replaced the prior $50 million revolving credit facility and has a $35 million letter of credit sub-limit and a $10 million swing-line loan sub-limit. At January 2, 2007, approximately $22,507,000 of letters of credit was outstanding but undrawn and the Company had $15,000,000 in revolving loans outstanding.

Under the Credit Agreement, the term loan facility matures 66 months from the date of closing, subject to quarterly amortization payments which began on July 1, 2005. The availability of funding under the new revolving credit facility also depends on the satisfaction of various financial and other conditions, including restrictions in the indenture governing the subordinated notes. The revolving credit facility will mature 60 months from the date of closing, and is subject to a 30-day pay down requirement each year, exclusive of letters of credit and certain specified levels of permitted acquisition and service contract-related revolving credit advances. Similar to the prior credit facility, the term loan and the revolving credit facility are secured by substantially all of the Company’s assets and rank senior to the subordinated notes. The Credit Agreement contains customary events of default.

CENTERPLATE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Credit Agreement contains various financial covenants and other requirements affecting the payment of interest on the Company’s subordinated notes and dividends on its common stock. Under the credit agreement the Company may not pay dividends if it fails to meet the following ratios:

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

The Company must also maintain cash in its cash collateral account in an amount equal to at least five months of interest on the subordinated notes plus $2.5 million. As of January 2, 2007, the Company was in compliance with each of the applicable ratios and held at least the required minimum amount of cash in the cash collateral account.

Aggregate annual maturities of long-term debt at January 2, 2007 are as follows (in thousands):

2007	$1,075
2008	1,075
2009	1,075
2010	102,394
2011	—
Thereafter	105,245

Total	$210,864

5.	INCOME TAXES

	2005	2006
	(In thousands)

Deferred tax liabilities:
Intangibles (goodwill, contract rights and trademarks)	$(6,407)	$(7,151)
Differences between book and tax basis of property	(747)	—
Other	(1,628)	(905)

	(8,782)	(8,056)

CENTERPLATE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005	2006
	(In thousands)

Deferred tax assets:
Differences between book and tax basis of property	$—	$182
Bad debt reserves	364	354
Inventory reserves	172	170
Insurance reserves	5,118	4,903
Other reserves and accrued liabilities	463	1,237
General business and AMT credit carryforwards	8,356	9,170
Accrued compensation and vacation	1,133	1,380
Net operating loss carryforward	10,220	8,411

	25,826	25,807

Net deferred tax asset	$17,044	$17,751

Net deferred tax asset is recognized as follows in the accompanying 2005 and 2006 consolidated balance sheets:
Current deferred tax asset	$3,928	$3,139
Noncurrent deferred tax asset	13,116	14,612

Net deferred tax asset	$17,044	$17,751

At January 2, 2007, the Company has approximately $22,047,000 of federal net operating loss carryforwards. The net operating loss carryforwards expire in various periods between 2011 and 2026. The Company’s future ability to utilize its net operating loss carryforward is limited to some extent by Section 382 of the Internal Revenue Code of 1986, as amended. At January 2, 2007, the Company has approximately $9,170,000 of federal tax credit carryforwards. These carryforwards expire in various periods between 2008 and 2026.

At January 2, 2007, the Company did not have a valuation allowance related to deferred tax assets. Management believes that, based on a number of factors, the available objective evidence creates sufficient certainty regarding the realizability of these assets. The amount of deferred tax assets considered realizable, however, is subject to change in future periods based on changing conditions.

The components of the benefit for income taxes on income (loss) are as follows (in thousands):

	Fiscal Year Ended
	December 28,	January 3,	January 2,
	2004	2006	2007
	(In thousands)

Current provision (benefit)	$305	$(306)	$477
Deferred benefit	(1,272)	(3,547)	(707)

Total benefit for income taxes	$(967)	$(3,853)	$(230)

CENTERPLATE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the provision for income taxes on continuing operations to the federal statutory rate follows:

	2004	2005	2006

Statutory rate	34%	(34)%	34%
Differences:
State and local income taxes, net of Federal benefit	20	(6)	3
Foreign tax rate differential			(1)
Nondeductible expenses (meals and entertainment, etc.)	9	1	17
Non-cash interest (income) expense	51	—	(35)
Federal tax credits	(143)	(4)	(23)
Change in liability for income tax contingencies	(44)	—	—
Change in effective state tax rates		(4)	8
Adjustment to Canadian deferreds			(8)
Other		1	(2)

Total benefit for income taxes	(73)%	(46)%	(7)%

The Company has accounted for its issuance of IDS units in December 2003 as representing shares of common stock and subordinated notes (see Note 4), by allocating the proceeds for each IDS unit to the underlying stock or subordinated note based upon the relative fair values of each. Accordingly, the portion of the aggregate IDSs outstanding that represents subordinated notes has been accounted for by the Company as long-term debt bearing a stated interest rate of 13.5% maturing on December 10, 2013. For the year ended January 2, 2007, the Company has deducted interest expense of approximately $14,319,000 on the subordinated notes from taxable income for U.S. federal and state income tax purposes. Although to date the Company has not been notified that the notes should be treated as equity rather than debt for U.S. federal and state income tax purposes, there can be no assurances that the Internal Revenue Service or the courts will not seek to challenge the treatment of these notes as debt or the amount of interest expense deducted. If the notes were to be treated as equity for income tax purposes, interest expense associated with the notes would not be deductible from taxable income. The additional tax due to the federal and state authorities for the year ended January 2, 2007 would be approximately $2,829,000 based on the Company’s ability to utilize net operating losses and tax credits to offset a portion of the tax liability. Since issuance of the IDS units in December 2003, the cumulative amount of interest expense associated with the notes is approximately $43,564,000 and the additional tax due to the federal and state authorities would be approximately $5,954,000 based on the Company’s ability to utilize net operating losses and tax credits to offset a portion of the tax liability. Such reclassification, however, would also cause the Company to utilize at a faster rate more of its deferred tax assets than it otherwise would. The Company believes the interest in the subordinated notes should be deductible for federal and state income taxes and, as such, has not recorded a liability for the potential disallowance of this deduction.

6.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments and related underlying assumptions are as follows:

Long-Term Debt — In December 2003, in connection with the IPO and the refinancing of the prior credit agreement, the Company issued subordinated notes in the amount of $105,245,000 bearing a fixed interest rate of 13.5%. In April 2005, the Company entered into a credit agreement comprised of a $107.5 million term loan and a $107.5 million revolving credit facility. The term loan bears interest at a floating rate equal to a margin over a defined prime rate of 1.25% or a percentage over the LIBOR of 3.25%. As of January 2, 2007, the outstanding balances for the term loan and revolver borrowings were $105.6 million and $15.0 million,

CENTERPLATE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. As of January 2, 2007, there is no market or quotable price for the Company’s subordinated notes or term loans; therefore, it is not practicable to estimate the fair value of the debt. The term loan bears interest at a variable rate and the fair value is estimated at par.

Fair Value of Financial Instruments — Cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and dividends payable are reflected in the balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

7.	COMMITMENTS AND CONTINGENCIES

Leases and Client Contracts — The Company operates primarily at its clients’ premises pursuant to written contracts. The length of a contract generally ranges from 1 to 20 years. Certain of these client contracts provide for payment by the Company to the client for both fixed and variable commissions and royalties. Aggregate commission and royalty expense under these agreements was $202,255,000, $210,209,000 and $229,349,000 for fiscal years 2004, 2005, and 2006, respectively. Minimum guaranteed commission and royalty expense was approximately $8,267,000, $9,650,000 and $9,107,000 for fiscal years 2004, 2005, and 2006, respectively.

The Company leases its corporate headquarters and certain offices and other equipment under varying lease terms which are noncancelable. In addition, the Company has numerous month-to-month leases on various properties. Rent expense was approximately $1,054,000, $1,102,000, and $1,089,000 in fiscal 2004, fiscal 2005, and fiscal 2006, respectively.

Future minimum commitments for all operating leases and minimum commissions and royalties due under client contracts are as follows:

	Operating	Commissions
Year	Leases	and Royalties
	(In thousands)

2007	$627	$8,340
2008	473	8,185
2009	190	8,205
2010	63	6,988
2011	1	5,645
Thereafter	—	17,878

Total	$1,354	$55,241

Employment Contracts — The Company has employment agreements and arrangements with its executive officers, members of senior management and certain other personnel. The agreements generally continue until terminated by the employee or the Company, and provide for severance payments under certain circumstances. The agreements generally include a covenant against competition with the Company, which extends for a period of time after termination for any reason. As of January 2, 2007, if all of the employees under contract were to be terminated by the Company without good cause (as defined) under these contracts, the Company’s liability would be approximately $7.9 million.

Commitments — Pursuant to its contracts with various clients, the Company is committed to spend approximately $30.9 million during 2007 and $2.2 million during 2008 for property and equipment and contract rights.

At January 2, 2007, the Company has $8,010,000 of letters of credit collateralizing the Company’s performance and other bonds, $12,905,000 in letters of credit collateralizing the high deductible self-insurance reserves of the Company, and $1,592,000 in other letters of credit.

CENTERPLATE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of January 2, 2007, the Company has long-term insurance liabilities and other long-term liabilities of approximately $7,744,000 and $535,000, respectively, which were estimated to become payable as follows:

	2008	2009	2010	2011	Thereafter	Total
	(In thousands)

Insurance	2,315	1,653	1,009	684	2,083	7,744
Other	386	111	19	19	—	535

Total	$2,701	$1,764	$1,028	$703	$2,083	$8,279

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

On February 21, 2006, Service America received another letter from the DOJ regarding the potential DOJ claim. In the February 21 letter, the Justice Department urged all of the potentially responsible parties to reach agreement amongst themselves as to allocation of the government’s cleanup costs by April 1, 2006. Again, Service America immediately tendered the DOJ’s February 21, 2006 letter to counsel for Pharmacia in accordance with Pharmacia’s agreement to defend and indemnify Service America regarding the potential claim. In July 2006, the parties to this claim reached a settlement agreement in principle, which remained subject to the negotiation of a consent decree. The parties successfully negotiated and executed a consent decree which was filed with the Court on October 4, 2006 for a required review period. After expiration of this review period, the consent decree was presented to the Court and received final approval on January 7, 2007, which concluded the case.

CENTERPLATE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As previously reported in the 2004 Annual Report on Form 10-K, in May 2003 a purported class action entitled Holden v. Volume Services America, Inc. et al. was filed against the Company in the Superior Court of California for the County of Orange by a former employee at one of the California stadiums the Company serves alleging violations of local overtime wage, rest and meal period and related laws with respect to this employee and others purportedly similarly situated at any and all of the facilities the Company serves in California. The purported class action sought compensatory, special and punitive damages in unspecified amounts, penalties under the applicable local laws and injunctions against the alleged illegal acts. On December 8, 2005, the Company executed an agreement to settle this claim. The proposed settlement received preliminary court approval on February 27, 2006 and final court approval on June 26, 2006. After expiration of the required appeals period, the court approval became final as of August 26, 2006.

As previously reported, a second purported class action, Perez v. Volume Services Inc, d/b/a Centerplate, which was filed in August 2004 in the Superior Court for Yolo County, California, making substantially identical allegations to those in Holden, had been dismissed as Ms. Perez elected to become a named plaintiff in the Holden suit. Accordingly, Ms. Perez’ claim was also resolved with the conclusion of the Holden case.

In addition to the matters described above, there are various claims and pending legal actions against or directly involving Centerplate that are incidental to the conduct of its business. It is the opinion of management, after considering a number of factors, including but not limited to the current status of any pending proceeding (including any settlement discussions), the views of retained counsel, the nature of the litigation, prior experience and the amounts that have accrued for known contingencies, that the ultimate disposition of any of these pending proceedings or contingencies will not have a material adverse effect on the Company’s financial condition or results of operations.

8.	RELATED PARTY TRANSACTIONS

Consulting Fees — In January 2006, the Company retained Blackstone to perform an in-depth review of the Company’s capital structure for which they received $263,000. Such amounts are included in selling, general and administrative expenses.

Leasing Services — GE Capital and its affiliates provide leasing and financing services to the Company. Payments to GE Capital and its affiliates for fiscal years 2004, 2005, and 2006 for such services, net of discounts earned, were approximately $36,000, $20,000, and $22,000, respectively, and are included in selling, general and administrative expenses.

Credit Agreement — The Company entered into a Credit Agreement on April 1, 2005 pursuant to which GE Capital agreed to provide up to $215 million of senior secured financing to the Company (see Note 4). Under the terms of the financing, in fiscal 2005 the Company paid to GE Capital approximately $4.4 million which included an annual administration fee of $0.1 million. In addition, the Company agreed to indemnify GE Capital and its affiliates against certain liabilities and expenses incurred by them in connection with the Credit Agreement and certain related matters.

In fiscal 2005 and 2006 interest expense under the Credit Agreement paid to GE Capital was $6.5 million and $10.9 million, respectively. These payments were recorded in interest expense. In addition, in fiscal 2004, the Company paid $100,000 in fees associated with the refinancing of the senior credit facility with GE Capital. The payment was recorded as Deferred Financing Costs (see Note 2).

GE Capital is the managing member of the holder of approximately 6.5% of Centerplate’s common stock and, through such holder, is a party to the Amended Stockholders Agreement and the Registration Rights Agreement. Affiliates of GE Capital hold $30.0 million in principal amount of the revolving portion of the Credit Agreement. Affiliates of The Blackstone Group, L.P. (“Blackstone”) hold approximately 11.5% of the Company’s common stock and are also parties to the Amended Stockholders Agreement and the Registration Rights Agreement. Blackstone holds approximately $7.9 million in principal amount of the term loan portion

CENTERPLATE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the Credit Agreement. Affiliates of FMR Corp., which hold over 5% of the IDSs, hold approximately $6.3 million in principal amount of the term loan portion of the Credit Agreement.

9.	BENEFIT PLANS

The Centerplate Retirement and Savings Plan covers substantially all the Company’s employees. Employees may contribute up to 50 percent of their eligible earnings and the Company will match 25 percent of employee contributions up to the first six percent of employee compensation (except for those employees designated as highly compensated where the Company will match up to the first four percent), with an additional discretionary match up to 50 percent as determined by the board of directors. The Company’s contributions to the plan were approximately $322,000, $327,000 and $387,000 in fiscal 2004, 2005, and 2006, respectively.

Multi-Employer Pension Plans — Certain of the Company’s union employees are covered by multi-employer defined benefit pension plans administered by unions. Under the Employee Retirement Income Security Act (“ERISA”), as amended, an employer upon withdrawal from a multi-employer pension plan is required to continue funding its proportionate share of the plan’s unfunded vested benefits. Amounts charged to expense and contributed to the plans were approximately $967,000, $975,000, and $1,048,000 in fiscal 2004, 2005, and 2006, respectively.

Annual Bonus Plan — The Company maintains a discretionary annual bonus plan subject to the board of directors’ approval whereby executive officers, senior management, general managers and other select personnel qualify for bonus payments in the event that the Company has exceeded certain financial performance targets determined on an annual basis.

Long-Term Performance Plan — The Company adopted a Long-Term Performance Plan (the “Plan”) at a special meeting of securityholders held on October 13, 2004. The Plan replaces a Long-Term Incentive Plan (“LTIP”) that was adopted in connection with the IPO. No awards were vested, accrued or granted under the LTIP prior to its termination.

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

Awards under the Plan are based upon a participant’s attainment of certain performance goals, which are generally measured over a three-year performance period. Target awards will be paid upon a participant’s attainment of certain performance objectives with respect to the specified performance goals. Target awards are generally expressed as a percentage of the participant’s total compensation in the final year of the applicable performance period. As of January 2, 2007, no awards were vested, accrued or granted under the Plan.

10.	DEMAND FOR REGISTRATION

Under the Registration Rights Agreement, dated December 10, 2003, between the Company and the Initial Equity Investors (the “Registration Rights Agreement”), the Company agreed to file a registration statement and undertake a public offering of the remaining interests of the Initial Equity Investors in the Company upon written demand from the Initial Equity Investors. Pursuant to an Amended and Restated Stockholders Agreement with the Initial Equity Investors, the Company will issue up to approximately $14.4 million in subordinated notes in exchange for up to 1,543,179 shares of common stock to enable up to 2,517,818 IDSs to be sold on behalf of the Initial Equity Investors. The Company agreed to pay all costs and expenses in connection with such registration, except underwriting discounts and commissions applicable to

CENTERPLATE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the securities sold. In fiscal 2006, the Initial Equity Investors renewed their demand for a registration under the Registration Rights Agreement.

In June 2004, the Initial Equity Investors exercised their demand registration rights. From the second quarter of fiscal 2004 until the fourth quarter of fiscal 2005, the Company and the Initial Equity Investors regularly reviewed, revised and discussed the documentation necessary to conduct the offering. In the fourth quarter of fiscal 2005, the Initial Equity Investors informed the Company that due to market conditions and other factors, the offering should be put on hold. In fiscal 2006, the Initial Equity Investors requested the Company restart the preparation of a registration statement on Form S-3 to register the sale of their interests. The Company anticipates that a shelf registration statement covering the sale from time to time of the Initial Equity Investors’ interests will be filed in fiscal 2007.

11.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarterly operating results for the years ended January 3, 2006 and January 2, 2007 are as follows:

	First	Second	Third	Fourth
Year Ended January 3, 2006	Quarter	Quarter	Quarter	Quarter	Total
	(In thousands, except per share data)

Net sales	$107,220	$182,071	$208,619	$145,202	$643,112
Cost of sales (excluding depreciation and amortization)	89,031	146,410	166,297	117,657	519,395
Selling, general, and administrative	15,766	17,884	19,738	18,017	71,405
Depreciation and amortization	6,805	7,296	7,332	7,822	29,255
Transaction related expenses(1)	—	—	—	1,006	1,006
Contract related losses	—	—	280	89	369

Operating income (loss)	(4,382)	10,481	14,972	611	21,682
Interest expense(2)	5,400	13,123	6,955	5,796	31,274
Other income, net	(86)	(219)	(322)	(524)	(1,151)

Income (loss) before income taxes	(9,696)	(2,423)	8,339	(4,661)	(8,441)
Income tax provision (benefit)	(5,263)	50	3,827	(2,467)	(3,853)

Net income (loss)	(4,433)	(2,473)	4,512	(2,194)	(4,588)
Basic and Diluted Net Income (Loss) per share with and without conversion option	$(0.20)	$(0.11)	$0.20	$(0.10)	$(0.20)

(1)	Reflects the write-off of costs associated with a contemplated follow-on offering to the Company’s 2003 IPO.

(2)	Included in interest expense in the second quarter is $5.8 million in expenses related to refinancing the Company’s senior credit facility.

CENTERPLATE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
Year Ended January 2, 2007	Quarter	Quarter	Quarter	Quarter	Total
	(In thousands, except per share data)

Net sales	$113,505	$190,699	$218,929	$157,987	$681,120
Cost of sales (excluding depreciation and amortization	95,660	154,174	175,999	128,919	554,752
Selling, general, and administrative	14,683	17,413	19,588	18,854	70,538
Depreciation and amortization	7,051	7,074	7,212	7,517	28,854
Transaction related expenses(1)	—	—	—	700	700
Contract related losses	100	—	—	258	358

Operating income (loss)	(3,989)	12,038	16,130	1,739	25,918
Interest expense	6,539	6,207	5,502	6,112	24,360
Other income, net	(322)	(341)	(501)	(526)	(1,690)

Income (loss) before income taxes	(10,206)	6,172	11,129	(3,847)	3,248
Income tax provision (benefit)	(4,608)	6,238	(1,140)	(720)	(230)

Net income (loss)	(5,598)	(66)	12,269	(3,127)	3,478
Basic and Diluted Net Income (Loss) per share with and without conversion option	$(0.25)	$0.00	$0.54	$(0.14)	$0.15

(1)	Reflects fees and expenses associated with a follow-on offering to the Company’s 2003 IPO.

12.	CONDENSED CONSOLIDATING INFORMATION

The $105,245,000 original principal amount of Centerplate’s 13.5% subordinated notes are jointly and severally and fully and non-conditionally guaranteed by each of Centerplate’s direct and indirect 100% owned subsidiaries, except for certain non-100% owned U.S. subsidiaries and one non-U.S. subsidiary. The following table sets forth the condensed consolidating financial statements of Centerplate as of and for the years ended January 3, 2006 and January 2, 2007 (in the case of the balance sheet) and for the years ended December 28, 2004, January 3, 2006 and January 2, 2007 (in the case of the statement of operations and the cash flows):

CENTERPLATE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Statement of Operations and Comprehensive Income,
Year Ended December 28, 2004

		Combined	Combined
		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net sales	$—	$566,653	$40,501	$—	$607,154
Cost of sales (excluding D&A)	—	458,692	33,732	38	492,462
Selling, general, and administrative	1,184	55,294	5,062	—	61,540
Depreciation and amortization	109	25,484	1,051	—	26,644
Contract related losses	—	411	—	—	411

Operating income (loss)	(1,293)	26,772	656	(38)	26,097
Interest expense	17,408	7,602	—	—	25,010
Intercompany interest, net	(15,611)	15,611	—	—	—
Other income, net	(4)	(258)	(4)	—	(266)

Income (loss) before income taxes	(3,086)	3,817	660	(38)	1,353
Income tax benefit	(945)	(22)	—	—	(967)
Equity in earnings of subsidiaries	4,461	622	—	(5,083)	—

Net income	2,320	4,461	660	(5,121)	2,320
Accretion of conversion option	(317)	—	—	—	(317)

Net income available to common stock with or without conversion option	$2,003	$4,461	$660	$(5,121)	$2,003

Net income	2,320	4,461	660	(5,121)	2,320
Other comprehensive income foreign currency translation adjustment	—	—	351	—	351

Comprehensive income	$2,320	$4,461	$1,011	$(5,121)	$2,671

CENTERPLATE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Statement of Cash Flows, Year Ended December 28, 2004

		Combined	Combined
		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Consolidated
	(In thousands)

Cash flows Provided by (used in) operating activities	$(456)	$25,916	$2,979	$28,439

Cash flows from investing activities:
Purchase of property and equipment	—	(6,987)	(982)	(7,969)
Proceeds from sale of property and equipment	—	702	107	809
Contract rights acquired	—	(15,900)	—	(15,900)
Return of unamortized capital investment	—	16,531	—	16,531
Restricted cash	—	13,628	—	13,628

Net cash provided by (used in) investing activities	—	7,974	(875)	7,099

Cash flows from financing activities:
Repayments — revolving loans	—	(33,000)	—	(33,000)
Borrowings — revolving loans	—	29,000	—	29,000
Payment of existing subordinated notes	—	(12,250)	—	(12,250)
Payment of debt issuance costs	(267)	—	—	(267)
Payments of financing costs	(263)	(241)	—	(504)
Increase in bank overdrafts	—	1,666	—	1,666
Dividend payments	(18,335)	—	—	(18,335)
Change in intercompany, net	19,324	(17,427)	(1,897)	—

Net cash provided by (used in) financing activities	459	(32,252)	(1,897)	(33,690)

Increase in cash	3	1,638	207	1,848
Cash and cash equivalents:
Beginning of year	192	22,504	233	22,929

End of year	$195	$24,142	$440	$24,777

CENTERPLATE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Balance Sheet, January 3, 2006

		Combined	Combined
		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$199	$39,612	$1,599	$—	$41,410
Accounts receivable	—	21,861	1,598	—	23,459
Other current assets	7	22,471	1,443		23,921

Total current assets	206	83,944	4,640	—	88,790
Property and equipment	—	46,269	3,456	—	49,725
Contract rights, net	147	79,758	652	—	80,557
Cost in excess of net assets acquired, net	6,974	34,168	-	—	41,142
Intercompany receivable (payable)	134,674	(133,373)	(3,909)	2,608	—
Investment in subsidiaries	(8,747)	2,608	—	6,139	—
Other assets	8,511	48,316	984	—	57,811

Total assets	$141,765	$161,690	$5,823	$8,747	$318,025

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities	$6,565	$61,573	$2,140	$544	$70,822
Long-term debt	105,245	105,619	—	—	210,864
Other liabilities	—	6,384	—	—	6,384

Total liabilities	111,810	173,576	2,140	544	288,070

Common stock with conversion option, par value $0.01 exchangeable for subordinated debt, net of discount	14,352	—	—	—	14,352
Stockholders’ equity (deficiency):
Common stock	400	—	—	—	400
Additional paid-in capital	218,331	—	-	—	218,331
Accumulated deficit	(82,920)	(11,886)	2,951	8,935	(82,920)
Treasury stock and other	(120,208)	—	732	(732)	(120,208)

Total stockholders’ equity (deficiency)	15,603	(11,886)	3,683	8,203	15,603

Total liabilities and stockholders’ equity (deficiency)	$141,765	$161,690	$5,823	$8,747	$318,025

CENTERPLATE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Statement of Operations and Comprehensive Income (Loss),
Year Ended January 3, 2006

		Combined	Combined
		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net sales	$—	$594,146	$48,966	$—	$643,112
Cost of sales (excluding D&A)	—	478,677	40,382	336	519,395
Selling, general, and administrative	1,146	65,380	4,879	—	71,405
Depreciation and amortization	106	27,875	1,274	—	29,255
Transaction related expenses	1,006	—	—	—	1,006
Contract related losses	—	369	—	—	369

Operating income (loss)	(2,258)	21,845	2,431	(336)	21,682
Interest expense	15,367	15,907	—	—	31,274
Intercompany interest, net	(15,876)	15,876	—	—	—
Other income, net	(4)	(1,134)	(13)	—	(1,151)

Income (loss) before income taxes	(1,745)	(8,804)	2,444	(336)	(8,441)
Income tax benefit	(349)	(3,504)	—	—	(3,853)
Equity in earnings of subsidiaries	(3,192)	2,108	—	1,084	—

Net income (loss)	(4,588)	(3,192)	2,444	748	(4,588)
Accretion of conversion option	—	—	—	—	—

Net income (loss) available to common stock with or without conversion option	(4,588)	(3,192)	2,444	748	(4,588)

Net income (loss)	(4,588)	(3,192)	2,444	748	(4,588)
Other comprehensive income foreign currency translation adjustment	—	—	157	—	157

Comprehensive income (loss)	$(4,588)	$(3,192)	$2,601	$748	$(4,431)

CENTERPLATE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Statement of Cash Flows, Year Ended January 3, 2006

		Combined	Combined
		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Consolidated
	(In thousands)

Cash flows Provided by (used in) operating activities	$(381)	$25,276	$3,513	$28,408

Cash flows from investing activities:
Purchase of property and equipment	—	(13,823)	(889)	(14,712)
Proceeds from sale of property, plant and equipment	—	338	—	338
Contract rights acquired	—	(10,363)	—	(10,363)

Net cash used in investing activities	—	(23,848)	(889)	(24,737)

Cash flows from financing activities:
Repayments — revolving loans	—	(44,250)	—	(44,250)
Borrowings — revolving loans	—	44,250	—	44,250
Principal payments on long-term debt	—	(806)	—	(806)
Proceeds from long-term borrowings	—	107,500	—	107,500
Retirement of existing long-term borrowings	—	(65,000)	—	(65,000)
Payments of financing costs	—	(7,266)	—	(7,266)
Decrease in bank overdrafts	—	(3,626)	—	(3,626)
Change in intercompany, net	18,225	(16,760)	(1,465)	—
Dividend payments	(17,840)	—	—	(17,840)

Net cash provided by (used in) financing activities	385	14,042	(1,465)	12,962

Increase in cash	4	15,470	1,159	16,633
Cash and cash equivalents:
Beginning of period	195	24,142	440	24,777

End of period	$199	$39,612	$1,599	$41,410

CENTERPLATE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Balance Sheet, January 2, 2007

		Combined	Combined
		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$210	$36,631	$2,750	$—	$39,591
Accounts receivable	—	21,780	1,392	—	23,172
Other current assets	24	37,923	1,484	—	39,431

Total current assets	234	96,334	5,626	—	102,194
Property and equipment	—	48,295	2,389	—	50,684
Contract rights, net	54	78,699	456	—	79,209
Cost in excess of net assets acquired, net	6,974	34,168	-		41,142
Intercompany receivable (payable)	116,286	(122,640)	208	6,146	—
Investment in subsidiaries	(6,390)	6,146	-	244	—
Other assets	8,533	49,818	790	—	59,141

Total assets	$125,691	$190,820	$9,469	$6,390	$332,370

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities	$4,844	$90,858	$2,230	$768	$98,700
Long-term debt	105,245	104,544	—	—	209,789
Other liabilities	—	8,279	—	—	8,279

Total liabilities	110,089	203,681	2,230	768	316,768

Common stock with conversion option, par value $0.01 exchangeable for subordinated debt, net of discount	14,352	—	—	—	14,352
Stockholders’ equity (deficiency):
Common stock	400	—	—	—	400
Additional paid-in capital	218,331	—	—	—	218,331
Accumulated deficit	(97,282)	(12,861)	6,498	6,363	(97,282)
Treasury stock and other	(120,199)	—	741	(741)	(120,199)

Total stockholders’ equity (deficiency)	1,250	(12,861)	7,239	5,622	1,250

Total liabilities and stockholders’ equity (deficiency)	$125,691	$190,820	$9,469	$6,390	$332,370

CENTERPLATE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Statement of Operations and Comprehensive Income (Loss),
Year Ended January 2, 2007

		Combined	Combined
		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net sales	$—	$629,595	$51,525	$—	$681,120
Cost of sales (excluding D & A)	—	512,266	42,114	372	554,752
Selling, general, and administrative	1,928	62,075	6,535	—	70,538
Depreciation and amortization	93	27,458	1,303	—	28,854
Transaction related expenses	700	—	—	—	700
Contract related losses	—	358	—	—	358

Operating income (loss)	(2,721)	27,438	1,573	(372)	25,918
Interest expense	12,151	12,067	142	—	24,360
Intercompany interest, net	(15,700)	15,700	—	—	—
Other income, net	(10)	(1,627)	(53)	—	(1,690)

Income (loss) before income taxes	838	1,298	1,484	(372)	3,248
Income tax benefit	(293)	63	—	—	(230)
Equity in earnings of subsidiaries	2,347	1,112	—	(3,459)	—

Net income (loss)	3,478	2,347	1,484	(3,831)	3,478
Accretion of conversion option	—	—	—	—

Net income (loss) available to common stock with or without conversion option	3,478	2,347	1,484	(3,831)	3,478

Net income (loss)	3,478	2,347	1,484	(3,831)	3,478
Other comprehensive income foreign currency translation adjustment	—	—	9	—	9

Comprehensive income (loss)	$3,478	$2,347	$1,493	$(3,831)	$3,487

CENTERPLATE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Statement of Cash Flows, Year Ended January 2, 2007

		Combined	Combined
		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Consolidated
	(In thousands)

Cash flows Provided by (used in) operating activities	$(537)	$33,292	$6,601	$39,356

Cash flows from investing activities:
Purchase of property and equipment	—	(13,647)	(105)	(13,752)
Proceeds from sale of property, plant and equipment	—	250	—	250
Contract rights acquired	—	(14,014)	—	(14,014)
Return of unamortized capital investment		1,828		1,828
Restricted cash	—	(13,080)	—	(13,080)

Net cash used in investing activities	—	(38,663)	(105)	(38,768)

Cash flows from financing activities:
Repayments — revolving loans	—	(10,000)	—	(10,000)
Borrowings — revolving loans	—	25,000	—	25,000
Principal payments on long-term debt	—	(1,075)	—	(1,075)
Increase in bank overdrafts	—	1,508	—	1,508
Change in intercompany, net	18,388	(13,043)	(5,345)	—
Dividend payments	(17,840)	—	—	(17,840)

Net cash provided by (used in) financing activities	548	2,390	(5,345)	(2,407)

Increase in cash	11	(2,981)	1,151	(1,819)
Cash and cash equivalents:
Beginning of period	199	39,612	1,599	41,410

End of period	$210	$36,631	$2,750	$39,591

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our report under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 2, 2007. Based upon that evaluation and subject to the foregoing, our chief executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2006 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting.  Management of Centerplate, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of January 2, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on its assessment, management believes that, as of January 2, 2007, our internal control over financial reporting is effective. The independent registered public accounting firm that audited our financial statements has issued an audit report on our assessment of our internal control over financial reporting, which immediately follows.

Report of Independent Registered Public Accounting Firm.

To the Board of Directors and Stockholders of Centerplate, Inc.
Spartanburg, South Carolina

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Centerplate, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 2, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 2, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 2, 2007 of the Company and our report dated March 19, 2007 expressed an unqualified opinion on those financial statements.

/s/Deloitte & Touche LLP

Charlotte, North Carolina
March 19, 2007

Item 9B.	Other Information.

None.

PART III

Incorporated by reference to the registrant’s proxy statement for the 2007 Annual Meeting of Security Holders.

Item 10.	Directors, Executive Officers and Corporate Governance.

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Item 14.	Principal Accounting Fees and Services.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

1. Financial Statements: See Index to Consolidated Financial Statements under Item 8 on Page F-1 of this report.

2. Financial Statement Schedules: None.

3. Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC:

Exhibit
Number		Description of Exhibit

3	.1(1)	Restated Certificate of Incorporation of Centerplate, Inc.
3	.2(2)	Amendments to Restated Certificate of Incorporation adopted on October 13, 2004.
3	.3(3)	Amended and Restated By-Laws of Centerplate, Inc.
3	.4(2)	Amendments to Amended and Restated By-Laws adopted on October 13, 2004.
4	.1(4)	Indenture, dated as of December 10, 2003, among Volume Services America Holdings, Inc., the guarantors thereto and The Bank of New York, as Trustee.
4	.2(16)	First Amendment to Indenture, dated as of October 24, 2006.
4	.3(4)	Form of Subordinated Note (included in Exhibit 4.3).
4	.4(4)	Registration Rights Agreement dated as of December 10, 2003, among Volume Services America Holdings, Inc., BCP Volume L.P., BCP Offshore Volume L.P., Management Direct L.P., Lawrence E. Honig, Kenneth R. Frick and Recreational Services, L.L.C.
4	.5(4)	Amended and Restated Stockholders Agreement, dated as of December 10, 2003, among Volume Services America Holdings, Inc., BCP Volume L.P., BCP Offshore Volume L.P., VSI Management Direct L.P. and Recreational Services, L.L.C.
4	.6(5)	Form of stock certificate for common stock.
4	.7(4)	Global IDS Certificate.
4	.8(3)	Board Observer Agreement, dated December 10, 2003, between Volume Services America Holdings, Inc. and Blackstone Capital Partners II Merchant Banking Fund.

Exhibit
Number		Description of Exhibit

10	.1(6)	Credit Agreement, dated as of April 1, 2005, among Volume Services America, Inc., Volume Services, Inc., and Service America Corporation as Borrowers, Centerplate, Inc. as Guarantor, certain financial institutions as the Lenders, GECC Capital Markets Group, Inc. as Lead Arranger and Book Runnov and General Electric Capital Corporation as Administrative Agent and Lender.
10	.2(7)	Form of Centerplate Deferred Compensation Plan.*
10	.3(8)	Employment Agreement dated as of September 29, 1998, by and between VSI Acquisition II Corporation and Janet L. Steinmayer (the “September 29, 1989 Employment Agreement”).*
10	.4(9)	Amendment, dated September 7, 2005, to the September 29, 1998 Employment Agreement.*
10	.5(14)	Second Amendment, dated as of March 1, 2006, to the September 29, 1998 Employment Agreement.*
10	.6(9)	Letter Agreement, dated September 7, 2005, between Centerplate, Inc. and Paul W. MacPhail.*
10	.6(15)	Employment Agreement, dated as of October 25, 2006, between Centerplate, Inc. and William H. Peterson.*
10	.7(15)	Employment Agreement dated as of October 25, 2006, between Centerplate, Inc. and Kevin McNamara.*
10	.7(10)	Centerplate, Inc. Long-Term Performance Plan.*
10	.8(8)	Employment Agreement dated as of November 17, 1995, by and between Volume Services, Inc. (a Delaware corporation) and Kenneth R. Frick.*
10	.8(11)	Form of Award Letter under Long-Term Performance Plan for senior executive officers.*
10	.9(11)	Form of Award Letter under Long-Term Performance Plan for participants other than senior executive officers.*
10	.10(12)	First Amendment to Credit Agreement, dated as of April 15, 2005, by and among Volume Services America, Inc., Volume Services, Inc. and Service America Corporation, as the Borrowers, Centerplate, Inc., the Lenders party to the Credit Agreement, Wachovia Bank, National Association, as a Lender and Syndication Agent, and General Electric Capital Corporation, as a Lender and as Administrative Agent.
10	.11(13)	Form of Consent and Amendment, dated as of September 30, 2005, by and among Volume Services America, Inc., Volume Services, Inc., Service America Corporation, Centerplate, Inc., the Lenders signatory thereto, and General Electric Capital Corporation, as a Lender and as the Administrative Agent.
12.1		Computation of Ratio of Earnings to Fixed Charges
21.1		Subsidiaries of Centerplate, Inc.
31.1		Certification of Principal Executive Officer of Centerplate, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer of Centerplate, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Principal Executive Officer of Centerplate, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Principal Financial Officer of Centerplate, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Form S-1/A filed on December 4, 2003.

(2)	Incorporated by reference to the Form 10-Q for the quarterly period ended September 28, 2004.

(3)	Incorporated by reference to the Form 10-K filed for the fiscal year ended December 30, 2003.

(4)	Incorporated by reference to the Form 8-K filed on December 22, 2003.

(5)	Incorporated by reference to the Form S-1/A filed on November 7, 2003.

(6)	Incorporated by reference to the Form 8-K filed on April 6, 2005.

(7)	Incorporated by reference to the Form 10-K for the fiscal year ended December 28, 2004.

(8)	Incorporated by reference to the Form S-1/A filed on May 14, 2003.

(9)	Incorporated by reference to the Form 8-K filed on September 7, 2005.

(10)	Incorporated by reference to the Form 8-K filed on October 18, 2004.

(11)	Incorporated by reference to the Form 8-K filed on November 23, 2004.

(12)	Incorporated by reference to the Form 10-Q for the quarterly period ended March 29, 2005.

(13)	Incorporated by reference to the Form 10-K for the fiscal year ended January 3, 2006.

(14)	Incorporated by reference to the Form 10-Q for the quarterly period ended April 4, 2006.

(15)	Incorporated by reference to the Form 8-K filed on October 31, 2006.

(16)	Incorporated by reference to the Form 8-K filed on October 27, 2006.

*	Management contract or compensatory plan or arrangement required to be filed and herein incorporated as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on March 19, 2007.

CENTERPLATE, INC.

By:	/s/ Janet L. Steinmayer
Janet L. Steinmayer
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Janet L. Steinmayer Janet L. Steinmayer	President, Chief Executive Officer and Director (Principal Executive Officer)	March 19, 2007

/s/ Kevin F. McNamara Kevin F. McNamara	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 19, 2007

/s/ David M. Williams David M. Williams	Director and Chairman of the Board	March 19, 2007

/s/ Felix P. Chee Felix P. Chee	Director	March 19, 2007

/s/ Sue Ling Gin Sue Ling Gin	Director	March 19, 2007

/s/ Alfred Poe Alfred Poe	Director	March 19, 2007

/s/ Peter F. Wallace Peter F. Wallace	Director	March 19, 2007

/s/ Glenn R. Zander Glenn R. Zander	Director	March 19, 2007