Form 10-Q
period 2007-04-03
Centerplate, Inc.
filed 2007-05-14
CIK 1086774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended April 3, 2007
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number: 001-31904
CENTERPLATE, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3870167

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 First Stamford Place, Stamford, Connecticut, 06902	(203) 975-5900

(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)
http:www.centerplate.com
(Registrant’s URL)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes     ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (see definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act).
☐ Large accelerated filer     ☑ Accelerated filer     ☐ Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares of common stock of Centerplate, Inc. outstanding as of May 11, 2007 was 22,524,992.

CENTERPLATE, INC.

PART I
FINANCIAL INFORMATION
CENTERPLATE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
APRIL 3, 2007 AND JANUARY 2, 2007

	April 3,	January 2,
	2007	2007
	(In thousands, except share data)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$32,955	$39,591
Restricted cash	12,622	13,080
Accounts receivable, less allowance for doubtful accounts of $975 and $1,013 at April 3, 2007 and January 2, 2007, respectively	22,870	23,172
Merchandise inventories	22,268	19,347
Prepaid expenses and other	5,515	3,865
Deferred tax assets	5,004	3,139

Total current assets	101,234	102,194

PROPERTY AND EQUIPMENT:
Leasehold improvements	41,792	41,770
Merchandising equipment	74,533	71,043
Vehicles and other equipment	17,499	17,350
Construction in process	1,558	1,708

Total	135,382	131,871

Less accumulated depreciation and amortization	(84,475)	(81,187)

Property and equipment, net	50,907	50,684

OTHER LONG-TERM ASSETS:
Contract rights, net	77,354	79,209
Restricted cash	9,156	9,041
Cost in excess of net assets acquired	41,142	41,142
Deferred financing costs, net	12,288	12,930
Trademarks	17,523	17,523
Deferred tax assets	16,902	14,612
Other	5,002	5,035

Total other long-term assets	179,367	179,492

TOTAL ASSETS	$331,508	$332,370

See notes to consolidated condensed financial statements.

CENTERPLATE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)(UNAUDITED)
APRIL 3, 2007 AND JANUARY 2, 2007

	April 3,	January 2,
	2007	2007
	(In thousands, except share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$1,075	$1,075
Short-term borrowings	31,500	15,000
Accounts payable	17,695	21,710
Accrued salaries and vacations	14,015	15,437
Liability for insurance	4,685	4,975
Accrued taxes, including income taxes	4,413	5,307
Accrued commissions and royalties	24,390	23,458
Liability for derivatives	1,923	1,251
Accrued interest	1,131	1,020
Accrued dividends	1,487	1,487
Advance deposits	4,378	3,662
Other	4,144	4,318

Total current liabilities	110,836	98,700

LONG-TERM LIABILITIES:
Long-term debt	209,520	209,789
Liability for insurance	8,044	7,744
Other liabilities	519	535

Total long-term liabilities	218,083	218,068

COMMITMENTS AND CONTINGENCIES

COMMON STOCK WITH CONVERSION OPTION, PAR VALUE $0.01, EXCHANGEABLE FOR SUBORDINATED DEBT, NET OF DISCOUNT	14,352	14,352

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Common stock, $0.01 par value — authorized: 100,000,000 shares;
issued: 18,463,995 shares without conversion option; outstanding: 18,463,995 shares without conversion option	185	185
issued: 21,531,152 shares with conversion option; outstanding: 4,060,997 shares with conversion option	215	215
Additional paid-in capital	218,331	218,331
Accumulated deficit	(110,369)	(97,282)
Accumulated other comprehensive income	815	741
Treasury stock — at cost (17,470,153 shares)	(120,940)	(120,940)

Total stockholders’ equity (deficiency)	(11,763)	1,250

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$331,508	$332,370

See notes to consolidated condensed financial statements.

CENTERPLATE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
THIRTEEN WEEK PERIODS ENDED APRIL 3, 2007 AND APRIL 4, 2006

	Thirteen Weeks Ended
	April 3,	April 4,
	2007	2006
	(In thousands, except for share data)
Net sales	$125,333	$113,505

Cost of sales (excluding depreciation & amortization)	106,258	95,660
Selling, general, and administrative	17,200	14,683
Depreciation and amortization	7,382	7,051
Contract related losses	—	100

Operating loss	(5,507)	(3,989)
Interest expense	8,052	6,539
Other income	(502)	(322)

Loss before income taxes	(13,057)	(10,206)
Income tax benefit	(5,009)	(4,608)

Net loss	$(8,048)	$(5,598)

Basic and diluted net loss per share with and without conversion option	$(0.36)	$(0.25)

Weighted average shares outstanding with conversion option	4,060,997	4,060,997
Weighted average shares outstanding without conversion option	18,463,995	18,463,995

Total weighted average shares outstanding	22,524,992	22,524,992

Dividends declared per share	$0.20	$0.20

See notes to consolidated condensed financial statements.

CENTERPLATE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY) AND COMPREHENSIVE LOSS (UNAUDITED)
FOR THE PERIOD FROM JANUARY 2, 2007 TO APRIL 3, 2007 AND THE THIRTEEN WEEKS ENDED APRIL 3, 2007 AND APRIL 4, 2006

	Common	Common	Common	Common
	Shares	Stock	Shares	Stock			Accumulated
	without	without	with	with	Additional		Other
	Conversion	Conversion	Conversion	Conversion	Paid-in	Accumulated	Comprehensive	Treasury
	Option	Option	Option	Option	Capital	Deficit	Income	Stock	Total
	(In thousands, except share data)
BALANCE, JANUARY 2, 2007	18,463,995	$185	21,531,152	$215	$218,331	$(97,282)	$741	$(120,940)	$1,250
Foreign currency translation	—	—	—	—	—	—	74	—	74
Dividends declared	—	—	—	—	—	(4,460)	—	—	(4,460)
FIN 48 transition amount	—	—	—	—	—	(579)	—	—	(579)
Net loss	—	—	—	—	—	(8,048)	—	—	(8,048)

BALANCE, APRIL 3, 2007	18,463,995	$185	21,531,152	$215	$218,331	$(110,369)	$815	$(120,940)	$(11,763)

	Thirteen Weeks Ended
	April 3,	April 4,
	2007	2006
Net loss	$(8,048)	$(5,598)

Other comprehensive income - foreign currency translation adjustment	74	5

Comprehensive loss	$(7,974)	$(5,593)

See notes to consolidated condensed financial statements.

CENTERPLATE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
THIRTEEN WEEK PERIODS ENDED APRIL 3, 2007 AND APRIL 4, 2006

	Thirteen Weeks Ended
	April 3,	April 4,
	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,048)	$(5,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,382	7,051
Amortization of deferred financing costs	642	643
Charge for impaired assets	—	100
Non-cash interest earned on restricted cash	(115)	(94)
Change in fair value of derivative	672	(398)
Deferred tax benefit	(4,734)	(4,692)
Gain on disposition of assets	—	(13)
Other	74	5
(Increase)/decrease in assets and liabilities:
Accounts receivable	302	205
Merchandise inventories	(2,921)	(3,105)
Prepaid expenses	(1,650)	(2,541)
Other assets	(90)	(1,275)
Accounts payable	(1,905)	1,780
Accrued salaries and vacations	(1,422)	(1,568)
Liability for insurance	10	19
Accrued commissions and royalties	2,734	5,603
Other liabilities	(257)	2,316

Net cash used in operating activities	(9,326)	(1,562)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,306)	(1,235)
Proceeds from sale of property and equipment	2	17
Contract rights acquired	(2,397)	(3,218)
Restricted cash	458	—

Net cash used in investing activities	(5,243)	(4,436)

See notes to consolidated condensed financial statements.

CENTERPLATE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)(UNAUDITED)
THIRTEEN WEEK PERIODS ENDED APRIL 3, 2007 AND APRIL 4, 2006

	Thirteen Weeks Ended
	April 3,	April 4,
	2007	2006
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments — revolving loans	$(11,000)	$—
Borrowings — revolving loans	23,500	—
Swingline borrowings, net	4,000	1,000
Principal payments on long-term debt	(269)	(269)
Dividend payments	(4,460)	(4,460)
Decrease in bank overdrafts	(3,838)	(234)

Net cash provided by (used in) financing activities	7,933	(3,963)

DECREASE IN CASH AND CASH EQUIVALENTS:	(6,636)	(9,961)

CASH AND CASH EQUIVALENTS:
Beginning of period	39,591	41,410

End of period	$32,955	$31,449

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$6,627	$6,032
Income taxes paid	$335	$2

SUPPLEMENTAL NON CASH FLOW INVESTING AND FINANCING ACTIVITIES:
Capital investment commitment accrued	$2,490	$392
Dividends declared and unpaid	$1,487	$1,487
See notes to consolidated condensed financial statements.

CENTERPLATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
THIRTEEN WEEK PERIODS ENDED APRIL 3, 2007 AND APRIL 4, 2006
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
     The results of operations for the 13 week period ended April 3, 2007 are not necessarily indicative of the results to be expected for the 52 week fiscal year ending January 1, 2008 due to the seasonal aspects of the business. The accompanying consolidated condensed financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended January 2, 2007 included in the Company’s annual report on Form 10-K.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     There have not been any changes in our significant accounting policies from those disclosed in the Company’s annual report for fiscal year 2006 on Form 10-K for the fiscal year ended January 2, 2007, except for the adoption of FIN 48 described below.
     Cost in Excess of Net Assets Acquired and Trademarks – The Company performed its annual impairment tests of goodwill and trademarks as of April 3, 2007 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and determined that no impairment existed. There have been no events since April 3, 2007 that would cause the Company to have to reassess the carrying value of these assets.
     Insurance – The Company has a high deductible insurance program for general liability, auto liability, and workers’ compensation risk and self-insures its employee health plans. Management establishes a reserve for the high deductible and self-insurance liabilities considering a number of factors, including historical experience and an actuarial assessment of the liabilities for reported claims and claims incurred but not reported. The estimated liabilities for these programs, except for employee health insurance, are then discounted using a rate of 4.75% at both April 3, 2007 and January 2, 2007, to their present value based on expected loss payment patterns determined by experience. The total discounted high deductible liabilities recorded by the Company at April 3, 2007 and January 2, 2007 were $11,504,000 and $11,100,000, respectively. The related undiscounted amounts were $13,211,000 and $12,718,000, respectively.
     The employee health self-insurance liability is based on claims filed and estimates for claims incurred but not reported. The total liability recorded by the Company at April 3, 2007 and January 2, 2007 was $1,008,000 and $1,432,000, respectively.
     Accounting Treatment for IDSs, Common Stock Owned by Initial Equity Investors and Derivative Financial Instruments — The Company’s IDSs include common stock and subordinated notes, the latter of which has three embedded derivative features. The embedded derivative features include a call option, a change of control put option, and a term-extending option on the notes. The call option allows the Company to repay the principal amount of the subordinated notes after the fifth anniversary of the issuance, provided that the Company also pays all of the interest that would have been paid during the initial 10-year term of the notes, discounted to the date of repayment at a risk-free rate. Under the change of control put option, the holders have the right to cause the Company to repay the subordinated notes at 101% of face value upon a change of control, as defined in the subordinated note agreement. The term-extending option allows the Company to unilaterally extend the term of the subordinated notes for two five-year periods at the end of the initial 10-year period provided that it is in compliance with the requirements of the indenture. The Company has accounted for these embedded derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. Based on SFAS No. 133, as amended and interpreted, the call option and the change of control put option are required to be separately valued. As of April 3, 2007 and January 2, 2007, the fair value of these embedded derivatives was determined to be insignificant. The term extending option was determined to be inseparable from the underlying subordinated notes. Accordingly, it will not be separately accounted for in the current or future periods.
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
     The Company has concluded that the portion of the Initial Equity Investor’s common stock exchangeable for subordinated debt as calculated above should be classified on its consolidated balance sheet according to the guidance provided by Accounting Series Release No. 268 (FRR Section 211), “Redeemable Preferred Stocks”. Accordingly, at both April 3, 2007 and January 2, 2007, the Company has recorded approximately $14.4 million as “Common stock with conversion option exchangeable for subordinated debt” on the balance sheet.

In addition, the Company has determined that the option conveyed to the Initial Equity Investors to exchange common stock for subordinated debt in order to form IDSs is an embedded derivative in accordance with Paragraph 12 of SFAS No. 133. The Company has recorded a liability for the fair value of this embedded derivative of approximately $1.9 million as of April 3, 2007, an increase of $0.7 million from January 2, 2007. This option is recorded at fair value each reporting period with the change in the fair value recorded in interest expense in the accompanying consolidated statements of operations.
     The common stock held by the Initial Equity Investors was initially treated as a separate class of common stock for presentation of earnings per share. Although the common stock held by the Initial Equity Investors is part of the same class of stock as the common stock included in the IDSs for purposes of Delaware corporate law, the right to convert that is granted in our Amended and Restated Stockholders Agreement as described above causes the stock held by the Initial Equity Investors to have features of a separate class of stock for accounting purposes. At April 3, 2007 and April 4, 2006, earnings per share for common stock with and without conversion rights were equal and therefore no separate presentation was required.
     Income Taxes – The provision (benefit) for income taxes includes federal, state and foreign taxes currently payable, and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities due to many factors including, a valuation allowance established for deferred tax assets when it is more likely than not that the benefits of such assets will not be realized.
     Income taxes for the 13 weeks ended April 3, 2007 and April 4, 2006 were calculated using the projected annual effective tax rate for fiscal 2007 and 2006, respectively, in accordance with SFAS No. 109 “Accounting for Income Taxes” and APB No. 28 Interim Financial Reporting. Currently, the Company estimates that in the fiscal year ending January 1, 2008, it will have an effective annual tax rate of approximately -40%. In determining the effective annual tax rate, the Company’s book income, permanent tax adjustments, and tax credits have been factored into the calculation. In the 13 week period ended April 4, 2006, the Company estimated that its effective annual tax rate for the fiscal year ended January 2, 2007 would be -215%. The decrease in the projected effective annual tax rate is primarily due to the non-cash interest charge related to the Company’s derivatives which is a permanent adjustment (as it increases the effective tax rate decreases). The interim income tax provision (or benefit) can fluctuate considerably from quarter to quarter due to many factors, including changes in the projected book income resulting primarily from the seasonality of our business and the timing of events, fluctuations in the valuation of the Company's derivative, permanent tax adjustments and tax credits. For the 13 weeks ended April 3, 2007 and April 4, 2006, the projected effective annual tax rate was not utilized to record the Company’s tax benefit for the periods, due to the limitation applicable pursuant to the guidance provided by FIN 18, Accounting for Income Taxes In Interim Periods (an interpretation of APB No. 28).
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also requires expanded disclosures including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examination by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position. FIN 48 was effective for public companies for fiscal years beginning after December 15, 2006.
     The Company adopted the provisions of the FIN 48 on January 3, 2007. As a result of the implementation of FIN 48, the Company recognized approximately a $579,000 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 3, 2007, balance of retained earnings. As of January 3, 2007, the Company had approximately $2.1 million of total gross unrecognized tax benefits. Of this total, approximately $1.0 million (net of the federal benefit of state liabilities) represents the amount of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. There have been no significant changes to these amounts during the quarter ended April 3, 2007. The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the 52 weeks ending January 1, 2008.
     The Company accounted for its issuance of IDS units in December 2003 by allocating the proceeds for each IDS unit to the underlying stock and subordinated notes based upon the relative fair values of each at that time. Accordingly, the portion of the aggregate IDSs outstanding that represents subordinated notes has been accounted for by the Company as long-term debt bearing a stated interest rate of 13.5% maturing on December 10, 2013. During the 13 weeks ended April 3, 2007, the Company deducted interest expense of approximately $3.6 million on the subordinated notes from taxable income for U.S. federal and state income tax purposes. Although to date, the Company has not been notified that the notes should be treated as equity rather than debt for U.S. federal and state income tax purposes, there can be no assurances that the Internal Revenue Service or the courts will not seek to challenge the treatment of these notes as debt or the amount of interest expense deducted. If the notes were to be treated as equity for income tax purposes, interest expense associated with the notes would not be deductible from taxable income. As a result of the first quarter net loss, there would be no additional tax due to the federal and state authorities for the 13 week period ending April 3, 2007. Since issuance of the IDS units in December 2003, the cumulative amount of interest expense associated with the notes is approximately $47.2 million and the additional tax due to the federal and state authorities would be approximately $6.0 million based on the Company’s ability to utilize net operating losses and tax credits to offset a portion of the tax liability. The Company believes the interest on the subordinated notes should be deductible for federal and state income taxes and, as such, has not recorded a liability for the potential disallowance of this deduction.
     The Company is subject to U.S and Canadian income taxes, as well as various other state and local jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003, although carryforward attributes that were generated prior to 2003 may still be adjusted upon examination by the IRS if they either have been or will be used in a future period.
     The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of January 3, 2007, the Company had approximately $226,000 accrued for interest and penalties.
     New Accounting Standards — In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements. In addition to defining fair value, SFAS 157 provides a framework for the measurement of fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007. The Company has yet to evaluate the impact of SFAS No. 157 on its financial statements.
     In February 2007, the FASB issued No. SFAS 159 (“SFAS 159”), Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 will be effective for fiscal years beginning after November 15, 2007. The Company has yet to evaluate the impact of SFAS No. 159 on its financial statements.
3. COMMITMENTS AND CONTINGENCIES
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
4. DEMAND FOR REGISTRATION
     Under the Registration Rights Agreement, dated December 10, 2003, between the Company and the Initial Equity Investors (the “Registration Rights Agreement”), the Company agreed to file a registration statement and undertake a public offering of the remaining interests of the Initial Equity Investors in the Company upon written demand from the Initial Equity Investors. Pursuant to the Amended Stockholders Agreement with the Initial Equity Investors, the Company will issue up to approximately $14.4 million in subordinated notes in exchange for up to 1,543,179 shares of common stock to enable up to 2,517,818 IDSs to be sold on behalf of the Initial Equity Investors. The Company agreed to pay its own costs and all costs and expenses of the Initial Equity Investors in connection with such registration, except underwriting discounts and commissions applicable to the securities sold. In fiscal 2006, the Initial Equity Investors renewed their demand for a registration under the Registration Rights Agreement. On March 23, 2007, the Company filed a registration statement on Form S-3 to register the sale of their interests with the Securities and Exchange Commission (“SEC”). In response to comments received from the SEC, the Company filed an amendment to the Form S-3, which was dated May 7, 2007.

5. CONSOLIDATING CONDENSED INFORMATION
     The $105,245,000 original principal amount of Centerplate’s 13.5% subordinated notes are jointly and severally and fully and non-conditionally guaranteed by each of Centerplate’s direct and indirect 100% owned subsidiaries, except for certain non-100% owned U.S. subsidiaries and one non-U.S. subsidiary. The following table sets forth the consolidating condensed financial statements of Centerplate as of the period ended April 3, 2007 and January 2, 2007 (in the case of the balance sheet) and for the 13 week periods ended April 3, 2006 and April 4, 2006 (in the case of the statement of operations and the cash flows):
Consolidating Condensed Balance Sheet, April 3, 2007

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$209	$28,006	$4,740	$—	$32,955
Accounts receivable	—	20,833	2,037	—	22,870
Other current assets	50	43,712	1,647	—	45,409

Total current assets	259	92,551	8,424	—	101,234
Property and equipment, net	—	48,584	2,323	—	50,907
Contract rights, net	39	76,904	411	—	77,354
Cost in excess of net assets acquired	6,974	34,168	—	—	41,142
Intercompany receivable (payable)	111,299	(117,879)	194	6,386	—
Investment in subsidiaries	(14,227)	6,386	—	7,841	—
Other assets	8,621	51,137	1,113	—	60,871

Total assets	$112,965	$191,851	$12,465	$14,227	$331,508

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current liabilities	$5,131	$100,346	$4,591	$768	$110,836
Long-term debt	105,245	104,275	—	—	209,520
Other liabilities	—	8,563	—	—	8,563

Total liabilities	110,376	213,184	4,591	768	328,919

Common stock with conversion option, par value $0.01 exchangeable for subordinated debt, net of discount	14,352	—	—	—	14,352

Stockholders’ equity (deficiency):
Common stock	400	—	—	—	400
Additional paid-in capital	218,331	—	—	—	218,331
Accumulated earnings (deficit)	(110,369)	(21,333)	7,059	14,274	(110,369)
Treasury stock and other	(120,125)	—	815	(815)	(120,125)

Total stockholders’ equity (deficiency)	(11,763)	(21,333)	7,874	13,459	(11,763)

Total liabilities and stockholders’ equity (deficiency)	$112,965	$191,851	$12,465	$14,227	$331,508

Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
Thirteen Week Period Ended April 3, 2007

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$111,169	$14,164	$—	$125,333

Cost of sales (excluding depreciation & amortization)	—	94,524	11,692	42	106,258
Selling, general, and administrative	423	15,396	1,381	—	17,200
Depreciation and amortization	15	7,026	341	—	7,382
Contract related losses	—	—	—	—	—

Operating income (loss)	(438)	(5,777)	750	(42)	(5,507)
Interest expense	4,558	3,468	26	—	8,052
Intercompany interest, net	(3,925)	3,925	—	—	—
Other income, net	1	(479)	(24)	—	(502)

Income (loss) before income taxes	(1,072)	(12,691)	748	(42)	(13,057)
Income tax benefit	(356)	(4,798)	145	—	(5,009)
Equity in earnings (loss) of subsidiaries	(7,332)	561	—	6,771	—

Net income (loss)	(8,048)	(7,332)	603	6,729	(8,048)
Other comprehensive income - foreign currency translation adjustment	—	—	74	—	74

Comprehensive income (loss)	$(8,048)	$(7,332)	$677	$6,729	$(7,974)

Consolidating Condensed Statement of Cash Flows
Thirteen Week Period Ended April 3, 2007

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Consolidated
	(In thousands)
Cash Flows Provided by (Used in) Operating Activities	$(1,107)	$(10,417)	$2,198	$(9,326)

Cash Flows from Investing Activities:
Purchase of property and equipment	—	(3,084)	(222)	(3,306)
Proceeds from sale of property and equipment	—	2	—	2
Contract rights acquired	—	(2,397)	—	(2,397)
Restricted Cash	—	458	—	458

Net cash used in investing activities	—	(5,021)	(222)	(5,243)

Cash Flows from Financing Activities:
Repayments — revolving loans	—	(11,000)	—	(11,000)
Borrowings — revolving loans	—	23,500	—	23,500
Net borrowings — swingline loans	—	4,000	—	4,000
Principal payments on long-term debt	—	(269)	—	(269)
Dividend payments	(4,460)	—	—	(4,460)
Decrease in bank overdrafts	—	(3,838)	—	(3,838)
Change in intercompany, net	5,566	(5,580)	14	—

Net cash provided by financing activities	1,106	6,813	14	7,933

Increase (decrease) in cash	(1)	(8,625)	1,990	(6,636)

Cash and cash equivalents — beginning of period	210	36,631	2,750	39,591

Cash and cash equivalents — end of period	$209	$28,006	$4,740	$32,955

Consolidating Condensed Balance Sheet, January 2, 2007

		Combined	Combined
		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$210	$36,631	$2,750	$—	$39,591
Accounts receivable	—	21,780	1,392	—	23,172
Other current assets	24	37,923	1,484	—	39,431

Total current assets	234	96,334	5,626	—	102,194
Property and equipment	—	48,295	2,389	—	50,684
Contract rights, net	54	78,699	456	—	79,209
Cost in excess of net assets acquired, net	6,974	34,168	—		41,142
Intercompany receivable (payable)	116,286	(122,640)	208	6,146	—
Investment in subsidiaries	(6,390)	6,146	—	244	—
Other assets	8,533	49,818	790	—	59,141

Total assets	$125,691	$190,820	$9,469	$6,390	$332,370

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current liabilities	$4,844	$90,858	$2,230	$768	$98,700
Long-term debt	105,245	104,544	—	—	209,789
Other liabilities	—	8,279	—	—	8,279

Total liabilities	110,089	203,681	2,230	768	316,768

Common stock with conversion option, par value $0.01 exchangeable for subordinated debt, net of discount	14,352	—	—	—	14,352
Stockholders’ equity (deficiency):
Common stock	400	—	—	—	400
Additional paid-in capital	218,331	—	—	—	218,331
Accumulated deficit	(97,282)	(12,861)	6,498	6,363	(97,282)
Treasury stock and other	(120,199)	—	741	(741)	(120,199)

Total stockholders’ equity (deficiency)	1,250	(12,861)	7,239	5,622	1,250

Total liabilities and stockholders’ equity	$125,691	$190,820	$9,469	$6,390	$332,370

Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
Thirteen Week Period Ended April 4, 2006

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Net sales	$—	$101,803	$11,702	$—	$113,505

Cost of sales (excluding depreciation and amortization)	—	85,862	9,781	17	95,660
Selling, general, and administrative	656	12,906	1,121	—	14,683
Depreciation and amortization	24	6,687	340	—	7,051
Contract related losses	—	100	—	—	100

Operating income (loss)	(680)	(3,752)	460	(17)	(3,989)
Interest expense	3,641	2,898	—	—	6,539
Intercompany interest, net	(3,925)	3,925	—	—	—
Other income, net	(2)	(312)	(8)	—	(322)

Income (loss) before income taxes	(394)	(10,263)	468	(17)	(10,206)
Income tax benefit	(150)	(4,458)	—	—	(4,608)
Equity in earnings (loss) of subsidiaries	(5,354)	451	—	4,903	—

Net income (loss)	(5,598)	(5,354)	468	4,886	(5,598)
Other comprehensive income - foreign currency translation adjustment	—	—	5	—	5

Comprehensive income (loss)	$(5,598)	$(5,354)	$473	$4,886	$(5,593)

Consolidating Condensed Statement of Cash Flows
Thirteen Week Period Ended April 4, 2006

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Consolidated
	(In thousands)
Cash Flows Provided by (Used in) Operating Activities	$(162)	$(2,579)	$1,179	$(1,562)

Cash Flows from Investing Activities:
Purchase of property and equipment	—	(1,227)	(8)	(1,235)
Proceeds from sale of property and equipment	—	17	—	17
Contract rights acquired	—	(3,218)	—	(3,218)

Net cash used in investing activities	—	(4,428)	(8)	(4,436)

Cash Flows from Financing Activities:
Swingline borrowings — net	—	1,000	—	1,000
Principal payments on long-term debt	—	(269)	—	(269)
Decrease in bank overdrafts	—	(234)	—	(234)
Dividend payments	(4,460)	—	—	(4,460)
Change in intercompany, net	4,625	(3,665)	(960)	—

Net cash provided by (used in) financing activities	165	(3,168)	(960)	(3,963)

Increase (decrease) in cash	3	(10,175)	211	(9,961)

Cash and cash equivalents — beginning of period	199	39,612	1,599	41,410

Cash and cash equivalents — end of period	$202	$29,437	$1,810	$31,449

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
     The following discussion and analysis of our results of operations and financial condition for the 13 weeks ended April 3, 2007 and April 4, 2006 should be read in conjunction with our audited financial statements, including the related notes, included in our annual report on Form 10-K for the year ended January 2, 2007. The financial data has been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”).
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
     We believe that the ability to retain existing accounts and to win new accounts are key factors in maintaining and growing our net sales. Net sales historically have also increased when there has been an increase in the number of events or attendance at our sports facilities particularly in connection with major league sports post-season playoff games. Net sales also have increased as a result of more events at our convention centers and entertainment venues. These higher sales, along with our ability to control product and labor costs, and our ability to increase per capita spending are primary drivers of EBITDA and net income growth.
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
     We continue to make progress on our four strategic initiatives — culinary excellence, unique branded concepts, speed of service, and facility design — which allow us to differentiate ourselves in the market and ultimately help strengthen our financial position by operating more efficiently.
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

Acquired and Other Intangible Assets. As of April 3, 2007, net property and equipment of $50.9 million and net contract rights of $77.4 million were recorded. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, we evaluate long-lived assets with finite lives for possible impairment when an event occurs which would indicate that its carrying amount may not be recoverable. The impairment analysis is made at the contract level and evaluates the net property and equipment as well as the contract rights related to that contract. The undiscounted future cash flows from a contract are compared to the carrying value of the related long-lived assets. If the undiscounted future cash flows are lower than the carrying value, an impairment charge is recorded. The amount of the impairment charge is equal to the difference between the carrying value (or net book value) of the long-lived assets and the future discounted cash flows related to the assets (using a rate based on our incremental borrowing rate). As we base our estimates of undiscounted future cash flows on past operating performance, including anticipated labor and other cost increases, and prevailing market conditions, we cannot make assurances that our estimates are achievable. Different conditions or assumptions, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our evaluation and our financial condition or future results of operations. Events that would trigger an evaluation at the contract level include the loss of a tenant team, intent to cease operations at a facility due to contract termination or other means, the bankruptcy of a client, and the discontinuation of a sports league or a significant increase in competition that could reduce the future profitability of the contract, among others.
     As of April 3, 2007, cost in excess of net assets acquired of $41.1 million and other intangible assets (trademarks) of $17.5 million were recorded. In accordance with SFAS No. 142, on an annual basis, we test our indefinite-lived intangible assets (cost in excess of net assets acquired and trademarks) for impairment. Additionally, cost in excess of net assets acquired is tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have determined that the reporting unit for testing the cost in excess of net assets acquired for impairment is our consolidated operations. In performing the assessment for the annual cost in excess of net assets acquired assessment, we compare the fair value of our reporting unit to its net asset carrying amount, including cost in excess of net assets acquired and trademarks. If the fair value of the reporting unit exceeds the carrying amount, then it is determined that cost in excess of net assets acquired is not impaired. If the carrying amount were to exceed the fair value, then we would need to perform the second step in the impairment test to determine the amount of the cost in excess of net assets acquired. Fair value for these tests is determined based upon a discounted cash flow model, using a rate based on our incremental borrowing rate. Our estimates of future cash flows are based on our best estimate of future operating results, including anticipated labor and other cost increases and prevailing market conditions. We cannot make assurances that our estimates will be achieved, and different conditions or assumptions, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our evaluation and on our financial condition or future results of operations.
     In performing the annual trademark assessment, management compares the fair value of our trademarks intangible asset to their carrying value. Fair value is determined based on a discounted cash flow model, using a rate based on our incremental borrowing rate. If the carrying amount of the trademarks exceeds their fair value, an impairment loss will be recognized for the excess amount. If the fair value is greater than the carrying amount, no further assessment is performed.
     We performed our annual assessments of cost in excess of net assets acquired and trademarks on April 3, 2007 and determined that no impairment exists. Additionally, no factors were noted since April 3, 2007 that would cause us to re-evaluate this assessment.

•	Insurance. We have a high-deductible insurance program for general liability, auto liability and workers’ compensation risk. We are required to estimate and accrue for the amount of losses that we expect to incur. These amounts are recorded in cost of sales and selling, general and administrative expenses on the statement of operations and accrued liabilities and long-term liabilities on the balance sheet. Our estimates consider a number of factors, including historical experience and an actuarial assessment of the liabilities for reported claims and claims incurred but not reported. We discount our estimated liabilities to their present value based on expected loss patterns determined by experience. While we use outside parties to assist us in making these estimates, we cannot provide assurance that the actual amounts will not be materially different than what we have recorded. In addition we are self-insured for employee medical benefits and related liabilities. Our liabilities are based on historical trends and claims filed and are estimated for claims incurred but not reported. While the liabilities represent management’s best estimate, actual results could differ significantly from those estimates.

•	Accounting Treatment for IDSs, Common Stock Owned by Initial Equity Investors and Derivative Financial Instruments. Our IDSs are composed of common stock and subordinated notes, the latter of which have three embedded derivative features. The embedded derivative features include a call option, a change of control put option, and a term-extending option on the notes. The call option allows us to repay the principal amount of the subordinated notes after the fifth anniversary of the issuance, provided that we also pay all of the interest that would have been paid during the initial 10-year term of the notes, discounted to the date of repayment at a risk-free rate. Under the change of control put option, the holders have the right to cause us to repay the subordinated notes at 101% of face value upon a change of control, as defined in the indenture governing the subordinated notes. The term-extending option allows us to unilaterally extend the term of the subordinated notes for two five-year periods at the end of the initial 10-year period provided that we are in compliance with the requirements of the indenture. We have accounted for these embedded derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. Based on SFAS No. 133, as amended and interpreted, the call option and the change of control put option are required to be separately valued. As of April 3, 2007, the fair value of these embedded derivatives was determined to be insignificant. The term extending option was determined to be inseparable from the underlying subordinated notes. Accordingly, it has not been separately accounted for in the accompanying consolidated financial statements.
     In connection with the IPO, those investors who held stock prior to the IPO (the “initial equity investors”) entered into the Amended Stockholders Agreement dated as of December 10, 2003 with Centerplate, which provides that, upon any post-offering sale of common stock by the initial equity investors, at the option of the initial equity investors, we will exchange a portion of their common stock for subordinated notes at an exchange rate of $9.30 principal amount of subordinated notes for each share of common stock. The purpose of the exchange feature is to enable the initial equity investors to hold shares of common stock and subordinated notes in the appropriate proportions to represent integral numbers of IDSs. In order to determine the number of shares of common stock that the initial equity investors could convert into subordinated debt, we divided the exchange rate of $9.30 by the original issue price of the IDSs of $15.00 at December 4, 2003 (the quotient equals 0.62). This quotient was then multiplied by the total number of shares owned by the initial equity investors (4,060,997 shares) to determine the number of IDSs that the initial equity investors would own after conversion (2,517,817 IDSs, each comprised of one share of stock and a subordinated note). The number of shares owned by the initial equity investors before conversion (4,060,997) was subtracted from the number of shares they would own after conversion (2,517,817) to determine the number of shares of common stock to be converted into subordinated debt (1,543,180 shares) at the exchange rate of $9.30 per share, resulting in approximately $14.4 million as described further below.
     We have concluded that the portion of the initial equity investor’s common stock exchangeable for subordinated debt, as calculated above, should be classified on its consolidated balance sheet according to the guidance provided by Accounting Series Release No. 268 (FRR Section 211), Redeemable Preferred Stocks. Accordingly, at April 3, 2007 and January 2, 2007, we have recorded approximately $14.4 million as “Common stock with conversion option exchangeable for subordinated debt” on the accompanying consolidated balance sheets. In addition, we have determined that the option conveyed to the initial equity investors to exchange common stock for subordinated debt in order to form IDSs is an embedded derivative in accordance with Paragraph 12 of SFAS No. 133. Centerplate has recorded a liability for the fair value of this embedded derivative of approximately $1.9 million as of April 3, 2007, an increase of $0.7 million from January 2, 2007. This option is recorded at fair value each reporting period with the change in the fair value recorded in interest expense in the accompanying consolidated statement of operations.
     The common stock held by the initial equity investors was initially treated as a separate class of common stock for presentation of earnings per share. Although the common stock held by the initial equity investors is part of the same class of stock as the common stock included in the IDSs for purposes of Delaware corporate law, the right to convert that is granted in our Amended Stockholders Agreement as described above causes the stock held by the Initial Equity Investors to have features of a separate class of stock for accounting purposes. At April 3, 2007 and April 4, 2006, earnings per share for common stock with and without conversion rights were equal.
•	Income Taxes. We recognize deferred tax assets and liabilities based on the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities and the future tax benefits of net operating loss carryforwards and tax credits. Our primary deferred tax assets relate to net operating losses and credit carryovers. The realization of these deferred tax assets depends upon our ability to generate future taxable income. If our results of operations are adversely affected and we do not generate taxable income, not all of our deferred tax assets, if any, may be realized.
     We accounted for the issuance of IDS units in December 2003 by allocating the proceeds for each IDS unit to the underlying stock and subordinated notes based upon the relative fair values of each at that time. Accordingly, the portion of the aggregate IDSs outstanding that represents subordinated notes has been accounted for as long-term debt bearing a stated interest rate of 13.5% maturing on December 10, 2013. Although to date we have not been notified that the notes should be treated as equity rather than debt for U.S. federal and state income tax purposes, there can be no assurances that the Internal Revenue Service or the courts will not seek to challenge the treatment of these notes as debt or the amount of interest expense deducted. We believe the interest on the subordinated notes should be deductible for federal and state income taxes and as such have not recorded a liability for the potential disallowance of this deduction.
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
     Set forth below are comparative net sales by quarter (in thousands) for the first quarter of 2007, fiscal 2006, and fiscal 2005:

	2007	2006	2005
1st Quarter	$125,333	$113,505	$107,220

2nd Quarter	—	$190,699	$182,071

3rd Quarter	—	$218,929	$208,619

4th Quarter	—	$157,929	$145,202
Results of Operations
Thirteen Weeks Ended April 3, 2007 Compared to the 13 Weeks Ended April 4, 2006
     Net sales — Net sales of $125.3 million for the 13 weeks ended April 3, 2007 increased $11.8 million, or approximately 10.4%, from $113.5 million in the prior year period. A large percentage of the increase in sales was derived from profit sharing accounts which contribute a relatively fixed amount of operating income. The increase in sales was primarily due to higher sales at our NFL, MLB, and convention center facilities of $6.8 million, $3.2 million, and $3.0 million, respectively. The increase in NFL sales was primarily due to the re-opening of the Louisiana Superdome, which was closed for renovations during the prior year period, and the 2007 BCS Championship Game and Fiesta Bowl held at the University of Phoenix Stadium. MLB sales increased as the result of four additional games played in the current period due to the timing of the start of the MLB season. Sales at convention centers increased due to a greater number of events in the current period. Net sales at all other facilities decreased $1.2 million, due in part to a decline in arena sales as a result of unmatched events (events occurring in first quarter 2006 but not in first quarter 2007).
     Cost of sales – Cost of sales of $106.3 million for the 13 weeks ended April 3, 2007 increased approximately $10.6 million from $95.7 million in the prior year period due in part to the higher sales volume. As a percentage of net sales, cost of sales increased by approximately 0.5% from the prior year period. The increase was due to higher product costs, notably at our profit sharing accounts, as a result of an increase in catering expenses and a shift in the sales mix towards merchandise sales. The increase was partially offset by improved payroll and commission cost margins, predominantly at our NFL and MLB facilities primarily as a result of the higher sales volume.
     Selling, general and administrative expenses – Selling, general and administrative expenses were $17.2 million in the 13 weeks ended April 3, 2007 as compared to $14.7 million in the prior year period, an increase of approximately $2.5 million. As a percentage of net sales, selling, general and administrative costs increased approximately 0.8% from the prior year period. The increase was due in part to higher other operating costs related to opening expenses associated with new accounts and also the re-opening of the Louisiana Superdome. Also contributing to the higher selling, general, and administrative expenses were non-recurring severance costs.
     Depreciation and amortization – Depreciation and amortization was $7.4 million for the 13 weeks ended April 3, 2007, compared to $7.1 million in the prior year period. The increase was principally attributable to higher depreciation and amortization expense associated with investments made in our NFL facilities.
     Contract Related Losses – In the prior year period, a non-cash charge of $0.1 million was taken for the write-off of certain assets associated with a terminated contract.
     Interest expense – Interest expense was $8.1 million for the thirteen weeks ended April 3, 2007, compared to $6.5 million in the prior year period. The increase was principally attributable to a $0.7 million non-cash charge related to the change in the fair value of our derivatives in the current period as compared to a credit of $0.4 million in the prior year period, which resulted in a $1.1 million increase in interest expense. The remaining increase was due to higher interest of $0.4 million associated with our credit facility due primarily to higher outstanding revolver borrowings in the current period.
     Other income – Other income consisting of interest income was $0.5 million in the 13 weeks ended April 3, 2007 as compared to $0.3 million in the prior year period. The increase was principally attributable to interest generated from higher cash balances in the current period.
     Income taxes – Income taxes for the 13 weeks ended April 3, 2007 and April 4, 2006 were calculated using the projected effective annual tax rate for fiscal 2007 and 2006, respectively, in accordance with SFAS No. 109 Accounting for Income Taxes. We currently estimate that in the fiscal year ending January 1, 2008, we will have an annual effective tax rate of approximately -40%. In the prior year period, we estimated that our annual effective tax rate for the fiscal year ended January 2, 2007 would be -215%. The decrease in the projected effective annual tax rate is primarily due to the non-cash interest charge related to our derivatives. For the 13 weeks ended April 3, 2007, the projected annual effective tax rate of -40% was not utilized to record the Company’s tax benefit for the period, due to the limitation applicable pursuant to the guidance provided by FIN 18 Accounting for Income Taxes In Interim Periods (an interpretation of APB No. 28). Our annual effective tax rate is revised as of the end of each quarter, in accordance with APB Opinion No. 28. As a result, the interim income tax provision (or benefit) can fluctuate considerably from quarter to quarter due to many factors, including changes in the projected book income resulting primarily from the seasonality of our business and the timing of events, fluctuations in the valuation of the company’s derivative, permanent tax adjustments, and tax credits. The annual effective tax rate is revised at the end of each successive interim period during the fiscal year to our current best estimate in accordance with APB 28.
Liquidity and Capital Resources
     For the 13 weeks ended April 3, 2007, net cash used in operating activities was $9.3 million compared to $1.6 million in the prior year period. The increase was primarily due to a higher operating loss, as discussed above, and fluctuations in working capital, which varies from quarter to quarter as a result of the timing and number of events at the facilities we serve.

     Net cash used in investing activities was $5.2 million for the 13 weeks ended April 3, 2007, as compared to $4.4 million in the prior year period. The increase reflects higher capital expenditures of $2.6 million to extend existing contracts, primarily as a result of capital expenditure commitments associated with contracts renewed and/or acquired in 2006. This was partially offset by lower capital expenditures ($1.4 million)in the current period to acquire new accounts.
     Net cash provided by financing activities was $7.9 million in the 13 weeks ended April 3, 2007 as compared to net cash used in financing activities of $4.0 million in the prior year period. The increase was due to higher revolver borrowings of $15.5 million as a result of the decline in operating income and fluctuations in working capital.
     We are also often required to obtain performance bonds, bid bonds or letters of credit to secure our contractual obligations. As of April 3, 2007, we had requirements outstanding for performance bonds and letters of credit of $18.4 million and $22.5 million, respectively. Under the credit facility, we have an aggregate of $35.0 million available for letters of credit, subject to an overall borrowing limit of $107.5 million. As of April 3, 2007, we had approximately $53.5 million available to be borrowed under the revolving portion of the credit facility. At that date, there were $31.5 million in outstanding borrowings and $22.5 million of outstanding, undrawn letters of credit reducing availability.
     We believe that cash flow from operating activities, together with borrowings available under the revolving portion of the credit facility, will be sufficient to fund our currently anticipated capital investment requirements, interest, dividend payments and working capital requirements. In fiscal 2007, contracts representing 18.7% of our 2006 net sales, or $127.5 million, are up for renewal. We expect to spend $20.0 million to $25.0 million in maintenance capital expenditures, which also includes capital expenditure commitments associated with contracts renewed and/or acquired in 2006. In addition, we are anticipating growth capital expenditures in the range of $15.0 million to $20.0 million. As a result of the anticipated capital expenditures, our borrowings may increase in 2007.
     In addition, while the declaration of dividends is at the sole discretion of our board of directors, we expect to pay dividends on our common stock at the same rate as fiscal 2006 (approximately $17.8 million, of which $4.5 million was paid as of April 3, 2007).
New Accounting Standards
     New Accounting Standards — In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also requires expanded disclosures including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examination by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position. FIN 48 will be effective for public companies for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on January 3, 2007. See Note 2 Income Taxes to the financial statements for further discussion on the adoption of FIN 48.
     In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements. In addition to defining fair value, SFAS 157 provides a framework for the measurement of fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007. We have yet to evaluate the impact of SFAS No. 157 on our financial statements.
     In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 will be effective for fiscal years beginning after November 15, 2007. We have yet to evaluate the impact of SFAS No. 159 on our financial statements.
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
     All forward-looking statements address matters that involve risks and uncertainties that could cause actual results to differ materially from those indicated in these statements or that could adversely affect the holders of our securities. Some of these risks and uncertainties are discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended January 2, 2007.
     Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     Interest rate risk –We are exposed to interest rate volatility with regard to our revolving credit facility borrowings and term loan. As of April 3, 2007, we had $31.5 million in outstanding borrowings under the revolving portion of our credit facility and a $105.4 million balance on our term loan. A change in interest rate of one percent on these borrowings would cause a change in the annual interest expense of $1.4 million. In order to minimize our exposure to interest rate risk, during fiscal 2006, we entered into a one year interest rate cap agreement for a notional amount of $100 million designed to offset our risk in the event that LIBOR exceeds 6.3% per annum. While our subordinated notes are fixed interest-rate debt obligations, fluctuating interest rates could result in material changes to the fair values of the embedded derivatives in our IDSs.
     Market risk – Changing market conditions that influence stock prices could have an impact on the value of our liability for derivatives. As of April 3, 2007, a charge of $0.7 million has been recorded to our consolidated statement of operations to record changes in the fair value of our derivatives. A $1.00 fluctuation in the price of our IDS units would result in an approximate $0.4 million to $0.5 million change in our liability for derivatives.
     As of April 3, 2007, there have been no material changes, except as discussed above, in the quantitative and qualitative disclosures about market risk from the information presented in our Form 10-K for the year ended January 2, 2007.
Item 4. Controls and Procedures.

     Evaluation of disclosure controls and procedures.
     We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 3, 2007. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.
     During the period covered by this report there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. – Legal Proceedings
     See Note 3 in the Notes to the Consolidated Financial Statements.
Item 1A. – Risk Factors
     There has been no material change to the disclosure in our Annual Report on Form 10-K for the year ended January 2, 2007.
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2007.

Centerplate, Inc.

By:	/s/ Kevin F. McNamara
Name:	Kevin F. McNamara
Title:	Chief Financial Officer