Form 10-Q
period 2007-07-03
Centerplate, Inc.
filed 2007-08-13
CIK 1086774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended July 3, 2007 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number: 001-31904
CENTERPLATE, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3870167

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2187 Atlantic Street, Stamford, Connecticut, 06902	(203) 975-5900

(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)
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
☐ Yes      ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares of common stock of Centerplate, Inc. outstanding as of August 10, 2007 was 22,524,992.

CENTERPLATE, INC.

PART I
FINANCIAL INFORMATION
CENTERPLATE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
JULY 3, 2007 AND JANUARY 2, 2007

	July 3,	January 2,
	2007	2007
	(In thousands, except share data)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$34,413	$39,591
Restricted cash	12,231	13,080
Accounts receivable, less allowance for doubtful accounts of $1,002 and $1,013 at July 3, 2007 and January 2, 2007, respectively	28,109	23,172
Merchandise inventories	24,868	19,347
Prepaid expenses and other	4,010	3,865
Deferred tax assets	4,802	3,139

Total current assets	108,433	102,194

PROPERTY AND EQUIPMENT:
Leasehold improvements	41,855	41,770
Merchandising equipment	78,461	71,043
Vehicles and other equipment	17,848	17,350
Construction in process	1,989	1,708

Total	140,153	131,871
Less accumulated depreciation and amortization	(87,513)	(81,187)

Property and equipment, net	52,640	50,684

OTHER LONG-TERM ASSETS:
Contract rights, net	78,479	79,209
Restricted cash	9,273	9,041
Cost in excess of net assets acquired	41,142	41,142
Deferred financing costs, net	11,646	12,930
Trademarks	17,523	17,523
Deferred tax assets	16,355	14,612
Other	4,846	5,035

Total other long-term assets	179,264	179,492

TOTAL ASSETS	$340,337	$332,370

See notes to consolidated condensed financial statements.

CENTERPLATE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)(UNAUDITED)
JULY 3, 2007 AND JANUARY 2, 2007

	July 3,	January 2,
	2007	2007
	(In thousands, except share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Current portion of long-term debt	$1,075	$1,075
Short-term borrowings	12,500	15,000
Accounts payable	26,959	21,710
Accrued salaries and vacations	15,326	15,437
Liability for insurance	4,701	4,975
Accrued taxes, including income taxes	6,189	5,307
Accrued commissions and royalties	40,514	23,458
Liability for derivatives	1,369	1,251
Accrued interest	1,028	1,020
Accrued dividends	1,487	1,487
Advance deposits	6,601	3,662
Other	3,779	4,318

Total current liabilities	121,528	98,700

LONG-TERM LIABILITIES:
Long-term debt	209,251	209,789
Liability for insurance	8,195	7,744
Other liabilities	358	535

Total long-term liabilities	217,804	218,068

COMMITMENTS AND CONTINGENCIES

COMMON STOCK WITH CONVERSION OPTION, PAR VALUE $0.01, EXCHANGEABLE FOR SUBORDINATED DEBT, NET OF DISCOUNT	14,352	14,352

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Common stock, $0.01 par value — authorized: 100,000,000 shares;
issued: 18,463,995 shares without conversion option; outstanding:
18,463,995 shares without conversion option	185	185
issued: 21,531,152 shares with conversion option; outstanding:
4,060,997 shares with conversion option	215	215
Additional paid-in capital	218,331	218,331
Accumulated deficit	(112,589)	(97,282)
Accumulated other comprehensive income	1,451	741
Treasury stock — at cost (17,470,153 shares)	(120,940)	(120,940)

Total stockholders’ equity (deficiency)	(13,347)	1,250

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$340,337	$332,370

See notes to consolidated condensed financial statements.

CENTERPLATE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED JULY 3, 2007 AND JULY 4, 2006

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 3,	July 4,	July 3,	July 4,
	2007	2006	2007	2006
	(In thousands, except for share data)
Net sales	$200,839	$190,699	$326,172	$304,204

Cost of sales (excluding depreciation & amortization)	162,948	154,174	269,206	249,834
Selling, general, and administrative	20,161	17,413	37,361	32,096
Depreciation and amortization	7,713	7,074	15,095	14,125
Transaction related expenses	333	—	333	—
Contract related losses	—	—	—	100

Operating income	9,684	12,038	4,177	8,049

Interest expense	7,079	6,207	15,131	12,746
Other income	(542)	(341)	(1,044)	(663)

Income (loss) before income taxes	3,147	6,172	(9,910)	(4,034)
Income tax provision (benefit)	907	6,238	(4,102)	1,630

Net income (loss)	$2,240	$(66)	$(5,808)	$(5,664)

Basic and diluted net income (loss) per share with and without conversion option	$0.10	$(0.00)	$(0.26)	$(0.25)

Weighted average shares outstanding with conversion option	4,060,997	4,060,997	4,060,997	4,060,997
Weighted average shares outstanding without conversion option	18,463,995	18,463,995	18,463,995	18,463,995

Total weighted average shares outstanding	22,524,992	22,524,992	22,524,992	22,524,992

Dividends declared per share	$0.20	$0.20	$0.40	$0.40

CENTERPLATE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY) AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE PERIOD FROM JANUARY 2, 2007 TO JULY 3, 2007 AND THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 3, 2007 AND JULY 4, 2006

	Common	Common	Common	Common
	Shares	Stock	Shares	Stock			Accumulated
	without	without	with	with	Additional		Other
	Conversion	Conversion	Conversion	Conversion	Paid-in	Accumulated	Comprehensive	Treasury
	Option	Option	Option	Option	Capital	Deficit	Income	Stock	Total
	(In thousands, except share data)
BALANCE, JANUARY 2, 2007	18,463,995	$185	21,531,152	$215	$218,331	$(97,282)	$741	$(120,940)	$1,250

Foreign currency translation	—	—	—	—	—	—	710	—	710

Dividends declared	—	—	—	—	—	(8,920)	—	—	(8,920)

FIN 48 transition amount	—	—	—	—	—	(579)	—	—	(579)

Net loss	—	—	—	—	—	(5,808)	—	—	(5,808)

BALANCE, JULY 3, 2007	18,463,995	$185	21,531,152	$215	$218,331	$(112,589)	$1,451	$(120,940)	$(13,347)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 3,	July 4,	July 3,	July 4,
	2007	2006	2007	2006
Net income (loss)	$2,240	$(66)	$(5,808)	$(5,664)

Other comprehensive income - foreign currency translation adjustment	636	308	710	313

Comprehensive income (loss)	$2,876	$242	$(5,098)	$(5,351)

See notes to consolidated condensed financial statements.

CENTERPLATE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
TWENTY-SIX WEEKS ENDED JULY 3, 2007 AND JULY 4, 2006

	Twenty-six Weeks Ended
	July 3,	July 4,
	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,808)	$(5,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,095	14,125
Amortization of deferred financing costs	1,284	1,285
Charge for impaired assets	—	100
Non-cash interest earned on restricted cash	(232)	(198)
Change in fair value of derivative	118	(932)
Deferred tax benefit	(3,985)	1,515
Gain on disposition of assets	(26)	(31)
Other	710	313
(Increase)/decrease in assets and liabilities:
Accounts receivable	(4,884)	(1,649)
Merchandise inventories	(5,521)	(3,682)
Prepaid expenses	(145)	(1,472)
Other assets	(167)	(1,735)
Accounts payable	3,219	5,055
Accrued salaries and vacations	(111)	3,444
Liability for insurance	177	(432)
Accrued commissions and royalties	13,888	16,680
Other liabilities	3,113	4,366

Net cash provided by operating activities	16,725	31,088

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,110)	(4,833)
Proceeds from sale of property and equipment	17	165
Contract rights acquired	(4,043)	(6,818)
Restricted cash	849	—
Return on unamortized capital investment	—	1,828

Net cash used in investing activities	(11,287)	(9,658)

See notes to consolidated condensed financial statements.

CENTERPLATE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(CONTINUED)(UNAUDITED)
TWENTY-SIX WEEK PERIODS ENDED JULY 3, 2007 AND JULY 4, 2006

	Twenty-six Weeks Ended
	July 3,	July 4,
	2007	2006
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments — revolving loans	$(41,000)	$(5,000)
Borrowings — revolving loans	38,500	5,000
Principal payments on long-term debt	(538)	(538)
Dividend payments	(8,920)	(8,920)
Increase in bank overdrafts	1,342	1,716

Net cash used in financing activities	(10,616)	(7,742)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	(5,178)	13,688

CASH AND CASH EQUIVALENTS:
Beginning of period	39,591	41,410

End of period	$34,413	$55,098

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$13,721	$12,034
Income taxes paid	$452	$173

SUPPLEMENTAL NON CASH FLOW INVESTING AND FINANCING ACTIVITIES:
Capital investment commitment accrued	$5,909	$979
Dividends declared and unpaid	$1,487	$1,487
See notes to consolidated condensed financial statements.

CENTERPLATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
TWENTY-SIX WEEK PERIODS ENDED JULY 3, 2007 AND JULY 4, 2006
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
     The results of operations for the 26 week period ended July 3, 2007 are not necessarily indicative of the results to be expected for the 52 week fiscal year ending January 1, 2008 due to the seasonal aspects of the business. The accompanying consolidated condensed financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended January 2, 2007 included in the Company’s annual report on Form 10-K.
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
     Insurance – The Company has a high deductible insurance program for general liability, auto liability, and workers’ compensation risk and self-insures its employee health plans. Management establishes a reserve for the high deductible and self-insurance liabilities considering a number of factors, including historical experience and an actuarial assessment of the liabilities for reported claims and claims incurred but not reported. The estimated liabilities for these programs, except for employee health insurance, are then discounted using rates of 5.0% and 4.75% at July 3, 2007 and January 2, 2007, respectively, to their present value based on expected loss payment patterns determined by experience. The total discounted high deductible liabilities recorded by the Company at July 3, 2007 and January 2, 2007 were $11,695,000 and $11,100,000, respectively. The related undiscounted amounts were $13,503,000 and $12,718,000, respectively.
     The employee health self-insurance liability is based on claims filed and estimates for claims incurred but not reported. The total liability recorded by the Company at July 3, 2007 and January 2, 2007 was $986,000 and $1,432,000, respectively.

     Accounting Treatment for IDSs, Common Stock Owned by Initial Equity Investors and Derivative Financial Instruments — The Company’s Income Deposit Securities (“IDSs”) include common stock and subordinated notes, the latter of which has three embedded derivative features. The embedded derivative features include a call option, a change of control put option, and a term-extending option on the notes. The call option allows the Company to repay the principal amount of the subordinated notes after the fifth anniversary of the issuance, provided that the Company also pays all of the interest that would have been paid during the initial 10-year term of the notes, discounted to the date of repayment at a risk-free rate. Under the change of control put option, the holders have the right to cause the Company to repay the subordinated notes at 101% of face value upon a change of control, as defined in the subordinated note agreement. The term-extending option allows the Company to unilaterally extend the term of the subordinated notes for two five-year periods at the end of the initial 10-year period provided that it is in compliance with the requirements of the indenture. The Company has accounted for these embedded derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. Based on SFAS No. 133, as amended and interpreted, the call option and the change of control put option are required to be separately valued. As of July 3, 2007 and January 2, 2007, the fair value of these embedded derivatives was determined to be insignificant. The term extending option was determined to be inseparable from the underlying subordinated notes. Accordingly, it will not be separately accounted for in the current or future periods.
     In connection with the Initial Public Offering (“IPO”) in December 2003, those investors who held stock prior to the IPO (the “Initial Equity Investors”) entered into the Amended Stockholders Agreement on December 10, 2003 with the Company, which provides that, upon any post-offering sale of common stock by the Initial Equity Investors, at the option of the Initial Equity Investors, the Company will exchange a portion of its common stock for subordinated notes at an exchange rate of $9.30 principal amount of subordinated notes for each share of common stock (so that, after such exchange, the Initial Equity Investors will have shares of common stock and subordinated notes in the appropriate proportions to represent integral numbers of IDSs). In order to determine the number of shares of common stock that the Initial Equity Investors could convert into subordinated debt, the Company divided the exchange rate of $9.30 by the original issue price of the IDSs of $15.00 at December 4, 2003 (the quotient equals 0.62). This quotient was then multiplied by the total number of shares owned by the Initial Equity Investors (4,060,997 shares) to determine the number of IDSs that the Initial Equity Investors would own after conversion (2,517,817 IDSs, each comprised of one share of stock and a subordinated note). The number of shares owned by the Initial Equity Investors before conversion (4,060,997) was subtracted from the number of shares they would own after conversion (2,517,817) to determine the number of shares of common stock to be converted into subordinated debt (1,543,180 shares) at the exchange rate of $9.30 per share resulting in approximately $14.4 million described further below.
     The Company has concluded that the portion of the Initial Equity Investor’s common stock exchangeable for subordinated debt as calculated above should be classified on its consolidated balance sheet according to the guidance provided by Accounting Series Release No. 268 (FRR Section 211), “Redeemable Preferred Stocks”. Accordingly, at both July 3, 2007 and January 2, 2007, the Company has recorded approximately $14.4 million as “Common stock with conversion option exchangeable for subordinated debt” on the balance sheet. In addition, the Company has determined that the option conveyed to the Initial Equity Investors to exchange common stock for subordinated debt in order to form IDSs is an embedded derivative in accordance with Paragraph 12 of SFAS No. 133. The Company has recorded a liability for the fair value of this embedded derivative of approximately $1.5 million as of July 3, 2007, an increase of $0.1 million from January 2, 2007. This option will continue to be recorded at fair value each reporting period with the change in the fair value recorded in interest expense in the accompanying consolidated statements of operations until such option is exercised.
     Upon any actual exchange of common stock for subordinated debt, the carrying value of “Common stock with conversion option exchangeable for subordinated debt” and the fair value of the derivative associated with the exchange right will be eliminated and the newly issued senior subordinated notes will be recorded at fair value. Upon conversion, interest on the subordinated notes will be payable at 13.5% per annum, resulting in additional interest expense of approximately $1,937,500 annually. Any difference between the fair value of the subordinated notes and their par value at issuance will be recorded as premium or discount and amortized as an adjustment to interest expense in our consolidated statements of operations through maturity of the subordinated notes.
     The common stock held by the Initial Equity Investors was initially treated as a separate class of common stock for presentation of earnings per share. Although the common stock held by the Initial Equity Investors is part of the same class of stock as the common stock included in the IDSs for purposes of Delaware corporate law, the right to convert that is granted in the Company’s Amended and Restated Stockholders Agreement as described above causes the stock held by the Initial Equity Investors to have features of a separate class of stock for accounting purposes. At July 3, 2007 and July 4, 2006, earnings per share for common stock with and without conversion rights were equal and therefore no separate presentation was required.
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
     Income taxes for the 26 weeks ended July 3, 2007 and July 4, 2006 were calculated using the projected annual effective tax rate for fiscal 2007 and 2006, respectively, in accordance with SFAS No. 109 “Accounting for Income Taxes” and APB No. 28 Interim Financial Reporting. Currently, the Company estimates that in the fiscal year ending January 1, 2008, it will have an effective annual tax rate of approximately
-43%. In determining the effective annual tax rate, the Company’s book income, permanent tax adjustments, and tax credits have been factored into the calculation. In the prior year period, the Company estimated that its effective annual tax rate for the fiscal year ended January 2, 2007 would be -40%. The fluctuation in the projected effective annual tax rate is primarily due to the sensitivity of the ratio involving expected ordinary income and permanent items, primarily the non-cash interest charge related to the Company’s derivatives which is a permanent adjustment (as it increases the effective tax rate decreases). The interim income tax provision (or benefit) can fluctuate considerably from quarter to quarter as a result of changes in the projected effective annual tax rate. For the 26 weeks ended July 3, 2007, the projected effective annual tax rate of -43% was not utilized to record the Company’s tax benefit for the periods, due to the limitation applicable pursuant to the guidance provided by FIN 18, Accounting for Income Taxes In Interim Periods (an interpretation of APB No. 28).
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of the Statement No. 109, Accounting for Income Taxes. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also requires expanded disclosures including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examination by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position. FIN 48 was effective for public companies for fiscal years beginning after December 15, 2006.
     The Company adopted the provisions of FIN 48 on January 3, 2007. As a result of the implementation of FIN 48, the Company recognized approximately a $579,000 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 3, 2007, balance of retained earnings. As of January 3, 2007, the Company had approximately $2.1 million of total gross unrecognized tax benefits. Of this total, approximately $1.0 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. There have been no significant changes to these amounts during the quarter ended July 3, 2007. The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
     The Company accounted for its issuance of IDS units in December 2003 by allocating the proceeds for each IDS unit to the underlying stock and subordinated notes based upon the relative fair values of each at that time. Accordingly, the portion of the aggregate IDSs outstanding that represents subordinated notes has been accounted for by the Company as long-term debt bearing a stated interest rate of 13.5% maturing on December 10, 2013. During the 26 weeks ended July 3, 2007, the Company deducted interest expense of approximately $7.1 million on the subordinated notes from taxable income for U.S. federal and state income tax purposes. Although to date, the Company has not been notified that the notes should be treated as equity rather than debt for U.S. federal and state income tax purposes, there can be no assurances that the Internal Revenue Service or the courts will not seek to challenge the treatment of these notes as debt or the amount of interest expense deducted. If the notes were to be treated as equity for income tax purposes, interest expense associated with the notes would not be deductible from taxable income. There would be no additional tax due to the federal and state authorities for the 26 week period ending July 3, 2007 as a result of the Company’s second quarter results. Since issuance of the IDS units in December 2003, the cumulative amount of interest expense associated with the notes is approximately $50.7 million and the additional tax due to the federal and state authorities, would be approximately $6.0 million based on the Company’s ability to utilize net operating losses and tax credits to offset a portion of the tax liability. The Company believes the interest on the subordinated notes should be deductible for federal and state income taxes and, as such, has not recorded a liability for the potential disallowance of this deduction.
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
4. DEMAND FOR REGISTRATION
     Under the Registration Rights Agreement, dated December 10, 2003, between the Company and the Initial Equity Investors (the “Registration Rights Agreement”), the Company agreed to file a registration statement and undertake a public offering of the remaining interests of the Initial Equity Investors in the Company upon written demand from the Initial Equity Investors. Pursuant to the Amended Stockholders Agreement with the Initial Equity Investors, the Company will issue up to approximately $14.4 million in subordinated notes in exchange for up to 1,543,179 shares of common stock to enable up to 2,517,818 IDSs to be sold on behalf of the Initial Equity Investors. The Company agreed to pay its own costs and all costs and expenses of the Initial Equity Investors in connection with such registration, except underwriting discounts and commissions applicable to the securities sold. In fiscal 2006, the Initial Equity Investors renewed their demand for a registration under the Registration Rights Agreement. On March 23, 2007, the Company filed a registration statement on Form S-3 to register the sale of their interests with the Securities and Exchange Commission (“SEC”). In response to comments received from the SEC, the Company has filed two amendments to the Form S-3, dated May 7, 2007 and May 29, 2007. For the 26 weeks ending July 3, 2007, the Company has recorded approximately $333,000 in costs incurred in connection with this registration as transaction related expenses on the statement of operations. The Company is currently waiting for the Initial Equity Investors to resolve a remaining SEC comment regarding the Initial Equity Investors. The Form S-3 has not been declared effective.

5. CONSOLIDATING CONDENSED INFORMATION
     The $105,245,000 original principal amount of Centerplate’s 13.5% subordinated notes are jointly and severally and fully and non-conditionally guaranteed by each of Centerplate’s direct and indirect 100% owned subsidiaries, except for certain non-100% owned U.S. subsidiaries and one non-U.S. subsidiary. The following table sets forth the consolidating condensed financial statements of Centerplate as of the period ended July 3, 2007 and January 2, 2007 (in the case of the balance sheet) and for the 13 and 26 week periods ended July 3, 2007 and July 4, 2006 (in the case of the statement of operations) and for the 26 week periods ended July 3, 2007 and July 4, 2006 (in the case of the statement of cash flows):
Consolidating Condensed Balance Sheet, July 3, 2007

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$212	$30,074	$4,127	$—	$34,413
Accounts receivable	—	25,824	2,285	—	28,109
Other current assets	38	43,947	1,926	—	45,911

Total current assets	250	99,845	8,338	—	108,433
Property and equipment, net	—	50,334	2,306	—	52,640
Contract rights, net	33	78,053	393	—	78,479
Cost in excess of net assets acquired	6,974	34,168	—	—	41,142
Intercompany receivable (payable)	105,803	(113,153)	366	6,984	—
Investment in subsidiaries	(11,147)	6,984	—	4,163	—
Other assets	8,368	50,209	1,066	—	59,643

Total assets	$110,281	$206,440	$12,469	$11,147	$340,337

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current liabilities	$4,031	$112,827	$3,902	$768	$121,528
Long-term debt	105,245	104,006	—	—	209,251
Other liabilities	—	8,553	—	—	8,553

Total liabilities	109,276	225,386	3,902	768	339,332

Common stock with conversion option, par value $0.01 exchangeable for subordinated debt, net of discount	14,352	—	—	—	14,352

Stockholders’ equity (deficiency):
Common stock	400	—	—	—	400
Additional paid-in capital	218,331	—	—	—	218,331
Accumulated earnings (deficit)	(112,589)	(18,946)	7,116	11,830	(112,589)
Treasury stock and other	(119,489)	—	1,451	(1,451)	(119,489)

Total stockholders’ equity (deficiency)	(13,347)	(18,946)	8,567	10,379	(13,347)

Total liabilities and stockholders’ equity (deficiency)	$110,281	$206,440	$12,469	$11,147	$340,337

Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
Thirteen Week Period Ended July 3, 2007

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$188,121	$12,718	$—	$200,839

Cost of sales (excluding depreciation & amortization)	—	152,259	10,595	94	162,948
Selling, general, and administrative	612	18,051	1,498	—	20,161
Depreciation and amortization	6	7,365	342	—	7,713
Transaction related expenses	333	—	—	—	333

Operating income (loss)	(951)	10,446	283	(94)	9,684
Interest expense	3,260	3,797	22	—	7,079
Intercompany interest, net	(3,925)	3,925	—	—	—
Other income	(3)	(508)	(31)	—	(542)

Income (loss) before income taxes	(283)	3,232	292	(94)	3,147
Income tax provision (benefit)	(80)	846	141	—	907
Equity in earnings (loss) of subsidiaries	2,443	57	—	(2,500)	—

Net income (loss)	2,240	2,443	151	(2,594)	2,240
Other comprehensive income — foreign currency translation adjustment	—	—	636	—	636

Comprehensive income (loss)	$2,240	$2,443	$787	$(2,594)	$2,876

Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
Twenty-six Week Period Ended July 3, 2007

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$299,290	$26,882	$—	$326,172

Cost of sales (excluding depreciation & amortization)	—	246,783	22,287	136	269,206
Selling, general, and administrative	1,035	33,447	2,879	—	37,361
Depreciation and amortization	21	14,391	683	—	15,095
Transaction related expenses	333	—	—	—	333

Operating income (loss)	(1,389)	4,669	1,033	(136)	4,177
Interest expense	7,818	7,265	48	—	15,131
Intercompany interest, net	(7,850)	7,850	—	—	—
Other income	(2)	(987)	(55)	—	(1,044)

Income (loss) before income taxes	(1,355)	(9,459)	1,040	(136)	(9,910)
Income tax provision (benefit)	(436)	(3,952)	286	—	(4,102)
Equity in earnings (loss) of subsidiaries	(4,889)	618	—	4,271	—

Net income (loss)	(5,808)	(4,889)	754	4,135	(5,808)
Other comprehensive income — foreign currency translation adjustment	—	—	710	—	710

Comprehensive income (loss)	$(5,808)	$(4,889)	$1,464	$4,135	$(5,098)

Consolidating Condensed Statement of Cash Flows
Twenty-six Week Period Ended July 3, 2007

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Consolidated
	(In thousands)
Cash Flows Provided by (Used in) Operating Activities	$(2,139)	$16,954	$1,910	$16,725

Cash Flows from Investing Activities:
Purchase of property and equipment	—	(7,735)	(375)	(8,110)
Proceeds from sale of property and equipment	—	17	—	17
Contract rights acquired	—	(4,043)	—	(4,043)
Restricted Cash	—	849	—	849

Net cash used in investing activities	—	(10,912)	(375)	(11,287)

Cash Flows from Financing Activities:
Repayments — revolving loans	—	(41,000)	—	(41,000)
Borrowings — revolving loans	—	38,500	—	38,500
Principal payments on long-term debt	—	(538)	—	(538)
Dividend payments	(8,920)	—	—	(8,920)
Increase in bank overdrafts	—	1,342	—	1,342
Change in intercompany, net	11,061	(10,903)	(158)	—

Net cash provided by (used in) financing activities	2,141	(12,599)	(158)	(10,616)

Increase (decrease) in cash	2	(6,557)	1,377	(5,178)

Cash and cash equivalents — beginning of period	210	36,631	2,750	39,591

Cash and cash equivalents — end of period	$212	$30,074	$4,127	$34,413

Consolidating Condensed Balance Sheet, January 2, 2007

		Combined	Combined
		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$210	$36,631	$2,750	$—	$39,591
Accounts receivable	—	21,780	1,392	—	23,172
Other current assets	24	37,923	1,484	—	39,431

Total current assets	234	96,334	5,626	—	102,194
Property and equipment	—	48,295	2,389	—	50,684
Contract rights, net	54	78,699	456	—	79,209
Cost in excess of net assets acquired, net	6,974	34,168	—		41,142
Intercompany receivable (payable)	116,286	(122,640)	208	6,146	—
Investment in subsidiaries	(6,390)	6,146	—	244	—
Other assets	8,533	49,818	790	—	59,141

Total assets	$125,691	$190,820	$9,469	$6,390	$332,370

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current liabilities	$4,844	$90,858	$2,230	$768	$98,700
Long-term debt	105,245	104,544	—	—	209,789
Other liabilities	—	8,279	—	—	8,279

Total liabilities	110,089	203,681	2,230	768	316,768

Common stock with conversion option, par value $0.01 exchangeable for subordinated debt, net of discount	14,352	—	—	—	14,352
Stockholders’ equity (deficiency):
Common stock	400	—	—	—	400
Additional paid-in capital	218,331	—	—	—	218,331
Accumulated deficit	(97,282)	(12,861)	6,498	6,363	(97,282)
Treasury stock and other	(120,199)	—	741	(741)	(120,199)

Total stockholders’ equity (deficiency)	1,250	(12,861)	7,239	5,622	1,250

Total liabilities and stockholders’ equity (deficiency)	$125,691	$190,820	$9,469	$6,390	$332,370

Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
Thirteen Week Period Ended July 4, 2006

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$177,461	$13,238	$—	$190,699

Cost of sales (excluding depreciation & amortization)	—	143,445	10,567	162	154,174
Selling, general, and administrative	438	15,701	1,274	—	17,413
Depreciation and amortization	24	6,705	345	—	7,074
Contract related losses	—	—	—	—	—

Operating income (loss)	(462)	11,610	1,052	(162)	12,038
Interest expense	3,278	2,929	—	—	6,207
Intercompany interest, net	(3,925)	3,925	—	—	—
Other income, net	(1)	(367)	27	—	(341)

Income before income taxes	186	5,123	1,025	(162)	6,172
Income tax provision	135	6,103	—	—	6,238
Equity in earnings (loss) of subsidiaries	(117)	863	—	(746)	—

Net income (loss)	(66)	(117)	1,025	(908)	(66)
Other comprehensive income — foreign currency translation adjustment	—	—	308	—	308

Comprehensive income (loss)	$(66)	$(117)	$1,333	$(908)	$242

Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
Twenty-six Week Period Ended July 4, 2006

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$279,264	$24,940	$—	$304,204

Cost of sales (excluding depreciation & amortization)	—	229,307	20,381	146	249,834
Selling, general, and administrative	1,094	28,607	2,395	—	32,096
Depreciation and amortization	48	13,392	685	—	14,125
Contract related losses	—	100	—	—	100

Operating income (loss)	(1,142)	7,858	1,479	(146)	8,049
Interest expense	6,919	5,827	—	—	12,746
Intercompany interest, net	(7,850)	7,850	—	—	—
Other income, net	(3)	(679)	19	—	(663)

Income (loss) before income taxes	(208)	(5,140)	1,460	(146)	(4,034)
Income tax provision (benefit)	(15)	1,645			1,630
Equity in earnings (loss) of subsidiaries	(5,471)	1,314	—	4,157	—

Net income (loss)	(5,664)	(5,471)	1,460	4,011	(5,664)
Other comprehensive income — foreign currency translation adjustment	—	—	313	—	313

Comprehensive income (loss)	$(5,664)	$(5,471)	$1,773	$4,011	$(5,351)

Consolidating Condensed Statement of Cash Flows
Twenty-six Week Period Ended July 4, 2006

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Consolidated
	(In thousands)
Cash Flows Provided by (Used in) Operating Activities	$(271)	$27,302	$4,057	$31,088

Cash Flows from Investing Activities:
Purchase of property and equipment	—	(4,773)	(60)	(4,833)
Proceeds from sale of property and equipment	—	165	—	165
Contract rights acquired	—	(6,818)	—	(6,818)
Return of unamortized capital investment	—	1,828	—	1,828

Net cash used in investing activities	—	(9,598)	(60)	(9,658)

Cash Flows from Financing Activities:
Repayments — revolving loans	—	(5,000)	—	(5,000)
Borrowings — revolving loans	—	5,000	—	5,000
Net borrowings — swingline loans	—	—	—	—
Principal payments on long-term debt	—	(538)	—	(538)
Dividend payments	(8,920)	—	—	(8,920)
Increase in bank overdrafts	—	1,716	—	1,716
Change in intercompany, net	9,195	(5,761)	(3,434)	—

Net cash provided by (used in) financing activities	275	(4,583)	(3,434)	(7,742)

Increase in cash	4	13,121	563	13,688

Cash and cash equivalents — beginning of period	199	39,612	1,599	41,410

Cash and cash equivalents — end of period	$203	$52,733	$2,162	$55,098

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
     The following discussion and analysis of our results of operations and financial condition for the 13 weeks ended July 3, 2007 and July 4, 2006 should be read in conjunction with our audited financial statements, including the related notes, included in our annual report on Form 10-K for the year ended January 2, 2007. The financial data has been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”).
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
     We believe that the ability to retain existing accounts and to win new accounts are key factors in maintaining and growing our net sales. Net sales historically have also increased when there has been an increase in the number of events or attendance at our sports facilities particularly in connection with major league sports post-season playoff games. Net sales also have increased as a result of more events at our convention centers and entertainment venues. These higher sales, along with our ability to control product and labor costs, and our ability to increase per capita spending are primary drivers of earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and net income growth.
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
Critical Accounting Policies
     Our critical accounting policies are those that require significant judgment. There have been no material changes to the critical accounting policies previously reported in our Annual Report on Form 10-K for the year ended January 2, 2007.
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
     Business at the principal types of facilities we serve is seasonal in nature. Major League Baseball (“MLB”) and minor league baseball related sales are concentrated in the second and third quarters, the majority of National Football League (“NFL”) related activity occurs in the fourth quarter, and convention centers and arenas generally host fewer events during the summer months. Results of operations for any particular quarter may not be indicative of results of operations for future periods.
     In addition, our need for capital varies significantly from quarter to quarter based on the timing of contract renewals and the contract bidding process.
     Set forth below are comparative net sales by quarter (in thousands) for the first and second quarters of 2007, fiscal 2006, and fiscal 2005:

	2007	2006	2005
1st Quarter	$125,333	$113,505	$107,220

2nd Quarter	$200,839	$190,699	$182,071

3rd Quarter	—	$218,929	$208,619

4th Quarter	—	$157,929	$145,202
Results of Operations
Thirteen Weeks Ended July 3, 2007 Compared to the 13 Weeks Ended July 4, 2006
     Net sales — Net sales of $200.8 million for the 13 weeks ended July 3, 2007 increased $10.1 million, or approximately 5.3%, from $190.7 million in the prior year period. The increase was primarily due to higher sales at our MLB and minor league baseball facilities, convention centers and new accounts. MLB sales improved $4.5 million compared to prior year period due primarily to an increase in attendance and per capita spending at a number of our MLB facilities. Sales at the company’s minor league baseball accounts were up $2.6 million mainly due to 19 additional games played during the period. Convention center sales increased $2.5 million primarily due to an increase in the number of events at some of our facilities. In addition, sales at our NFL facilities increased $1.7 million due chiefly to the re-opening of the Louisiana Superdome, which was closed for renovations during the prior year period. Sales at our new accounts increased approximately $3.5 million primarily due to the addition of a spring training facility and four minor league baseball accounts. Partially offsetting these improvements was the termination of some of our contracts which accounted for a decline in sales of $3.7 million.
     Cost of sales – Cost of sales of $162.9 million for the 13 weeks ended July 3, 2007 increased approximately $8.8 million from $154.2 million in the prior year period due in part to the higher sales volume. As a percentage of net sales, cost of sales increased by approximately 0.3% from the prior year period. The increase was the result of higher product costs at our sports and convention center facilities. The increase was partially offset by lower labor and commission costs, predominantly at our MLB and minor league baseball facilities.
     Selling, general and administrative expenses – Selling, general and administrative expenses were $20.2 million in the 13 weeks ended July 3, 2007 as compared to $17.4 million in the prior year period, an increase of approximately $2.7 million. As a percentage of net sales, selling, general and administrative costs increased approximately 0.9% from the prior year period. The increase was primarily due to expenses associated with building our strategic platform including higher outside professional expenses such as legal fees and higher compensation and benefits expense primarily related to the addition of corporate management personnel. Also contributing to the increase in selling, general and administrative costs were higher other operating expenses from an increase in credit card fees related to the installation and upgrade of credit card capabilities at certain venues.
     Depreciation and amortization – Depreciation and amortization was $7.7 million for the 13 weeks ended July 3, 2007, compared to $7.1 million in the prior year period. The increase was principally attributable to depreciation and amortization related to capital expenditures associated with account renewals, primarily at our NFL facilities and convention centers, and investments in newly acquired contracts.
     Transaction related expenses – $0.3 million in expenses were incurred in the 13 weeks ended July 3, 2007 in connection with the follow-on offering to the Company’s 2003 initial public offering (see Note 4, Demand for Registration, in our Notes to the Consolidated Condensed Financial Statements).
     Interest expense – Interest expense was $7.1 million for the thirteen weeks ended July 3, 2007, compared to $6.2 million in the prior year period. The increase was principally attributable to an increase in interest expense associated with higher outstanding revolver borrowings under our credit facility in the current period to finance capital expenditures and working capital requirements.
     Other income – Other income consisting of interest income was $0.5 million in the 13 weeks ended July 3, 2007 as compared to $0.3 million in the prior year period. The increase was principally attributable to interest generated from higher cash balances, including restricted accounts, in the current period.
     Income taxes – Income taxes for the 13 weeks ended July 3, 2007 and July 4, 2006 were calculated using the projected annual effective tax rate (“ETR”) for fiscal 2007 and 2006, respectively, in accordance with Accounting Principles Board Opinion No. 28, Interim Financial Reporting (APB 28), and FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods - an interpretation of APB Opinion No. 28 (FIN 18). We estimate that in the fiscal year ending January 1, 2008, we will have an annual ETR of approximately -43%. In the prior year period, we estimated that our annual ETR for the fiscal year ended January 2, 2007 would be -40%. The fluctuation in the projected effective annual tax rate is primarily due to the sensitivity of the ratio involving expected ordinary income and permanent items (primarily the interest charge related to the Company’s derivatives). (See Note 2, Income Taxes section, to the Notes to the Consolidated Condensed Financial Statements for a more detailed discussion.)
     Our actual ETR for the 13 weeks ended July 3, 2007 was 23%. This is the result of a change in our projected annual ETR for fiscal 2007 from the rate calculated at the end of first quarter 2007. Our projected annual ETR at the end of first quarter was -40%. Our annual ETR is revised, as of the end of each successive interim period during the fiscal year to our current best estimate, in accordance with APB 28. The resulting tax expense recorded for the 13 weeks ended July 3, 2007 is a product of applying our revised annual ETR to our year to date ordinary income. The fluctuation of the ETR calculated as of the end of first quarter 2007 of -40% and the revised annual projected ETR as of the end of second quarter 2007 of -43% as applied to our year to date ordinary income results in the second quarter cumulative adjustment to income tax expense/(benefit).
     Our annual ETR is revised as of the end of each quarter, in accordance with APB Opinion No. 28. As a result, the interim income tax provision (or benefit) can fluctuate due to many factors, including changes in the projected book income, fluctuations in the valuation of our derivative, permanent tax adjustments, and tax credits. The annual effective tax rate is revised at the end of each successive interim period during the fiscal year to our current best estimate in accordance with APB 28.
Twenty-six Weeks Ended July 3 2007 Compared to the 26 Weeks Ended July 4, 2006

     Net sales — Net sales of $326.2 million for the 26 weeks ended July 3, 2007 increased $22.0 million, or approximately 7.2%, from $304.2 million in the prior year period. The increase was primarily due to higher sales at our NFL, MLB, and convention center facilities of $7.6 million, $6.0 million, and $6.3 million, respectively. The increase in NFL sales was primarily due to the re-opening of the Louisiana Superdome, which was closed for renovations during the prior year period, and the 2007 BCS Championship Game and Fiesta Bowl held at the University of Phoenix Stadium. MLB sales increased as a result of an increase in attendance and per capita spending at a number of our facilities. Sales at convention centers increased due to the number and size of events in the current period. In addition, new accounts contributed $7.6 million and sales at all other facilities increased $1.4 million. Partially offsetting these improvements was the termination of some of our contracts which accounted for a decline in sales of $6.9 million.
     Cost of sales – Cost of sales of $269.2 million for the 26 weeks ended April 3, 2007 increased approximately $19.4 million from $249.8 million in the prior year period due in part to the higher sales volume. As a percentage of net sales, cost of sales increased by approximately 0.4% from the prior year period. The increase was the result of higher product costs at our sports and convention center facilities. The increase was partially offset by lower labor and commission costs, predominantly at our NFL and MLB facilities attributable in part to the higher sales volume.
     Selling, general and administrative expenses – Selling, general and administrative expenses were $37.4 million in the 26 weeks ended April 3, 2007 as compared to $32.1 million in the prior year period, an increase of approximately $5.3 million. As a percentage of net sales, selling, general and administrative costs increased approximately 0.9% from the prior year period. The increase was due to expenses associated with building our strategic platform including higher outside professional expenses such as legal fees and higher compensation and benefits expense primarily related to the addition of corporate management personnel. Also contributing to the increase were higher other operating costs at our facilities notably as a result of opening expenses associated with new accounts and also the re-opening of the Louisiana Superdome. In addition, higher credit card fees during the current year period related to the installation and upgrade of credit card capabilities at certain facilities also contributed to the increase in selling, general and administrative costs.
     Depreciation and amortization – Depreciation and amortization was $15.1 million for the 26 weeks ended July 3, 2007, compared to $14.1 million in the prior year period. The increase was principally attributable to depreciation and amortization related to capital expenditures associated with account renewals, notably at our NFL facilities and convention centers, and investments in newly acquired contracts.
     Transaction related expenses – $0.3 million in expenses were incurred in the 26 weeks ended July 3, 2007 in connection with the follow-on offering to the Company’s 2003 initial public offering (see Note 4, Demand for Registration, in our Notes to the Consolidated Condensed Financial Statements).
     Contract Related Losses – In the prior year period, a non-cash charge of $0.1 million was taken for the write-off of certain assets associated with a terminated contract.
     Interest expense – Interest expense was $15.1 million for the 26 weeks ended July 3, 2007, compared to $12.7 million in the prior year period. The increase was primarily attributable to higher interest of $1.3 million associated with higher outstanding revolver borrowings under our credit facility in the current period to finance capital expenditures and working capital requirements, and an increase in interest rates associated with our term loan. In addition, the current year period reflected a $0.1 million non-cash charge related to the change in the fair value of our derivatives as compared to a credit of $0.9 million in the prior year period, which resulted in a $1.0 million increase in interest expense.
     Other income – Other income consisting of interest income was $1.0 million in the 26 weeks ended July 3, 2007 as compared to $0.7 million in the prior year period. The increase was principally attributable to interest generated from higher cash balances, including restricted cash, in the current period.
     Income taxes – Income taxes for the 26 weeks ended July 3, 2007 and July 4, 2006 were calculated using the projected annual ETR for fiscal 2007 and 2006, respectively, in accordance with SFAS No. 109 “Accounting for Income Taxes”. We currently estimate that in the fiscal year ending January 1, 2008, we will have an annual ETR of approximately -43%. In the prior year period, we estimated that our annual ETR for the fiscal year ended January 2, 2007 would be -40%. The fluctuation in the projected effective annual tax rate is primarily due to the sensitivity of the ratio involving expected ordinary income and permanent items (primarily the interest charge related to the Company’s derivatives). For the 26 weeks ended July 3, 2007, the projected annual ETR of -43% was not utilized to record the Company’s tax benefit for the period, due to the limitation applicable pursuant to the guidance provided by FIN 18 “Accounting for Income Taxes In Interim Periods” (an interpretation of APB No. 28). Our annual ETR is revised as of the end of each quarter, in accordance with APB Opinion No. 28. As a result, the interim income tax provision (or benefit) can fluctuate due to many factors, including changes in the projected book income, fluctuations in the valuation of our derivative, permanent tax adjustments, and tax credits. The annual ETR is revised at the end of each successive interim period during the fiscal year to our current best estimate in accordance with APB 28.
Liquidity and Capital Resources
     Net cash provided by operating activities was $16.7 million for the 26 weeks ended July 3, 2007, compared to $31.1 million in the prior year period. The increase was primarily due to higher operating losses, as discussed above, and fluctuations in working capital, which varies from quarter to quarter as a result of the timing and number of events at the facilities we serve.
     Net cash used in investing activities was $11.3 million for the 26 weeks ended July 3, 2007, as compared to $9.7 million in the prior year period. The increase of $1.6 million is principally attributable to the non-recurrence of the return of unamortized investment of $1.8 million from a terminated contract in the prior year period.
     Net cash used in financing activities was $10.6 million in the 26 weeks ended July 3, 2007 as compared to $7.7 million in the prior year period. The increase was due to the net repayment of $2.5 million in revolver borrowings under our credit facility in the 2007 period.
     We are also often required to obtain performance bonds, bid bonds or letters of credit to secure our contractual obligations. As of July 3, 2007, we had requirements outstanding for performance bonds and letters of credit of $18.2 million and $21.1 million, respectively. Under the credit facility, we have an aggregate of $35.0 million available for letters of credit, subject to an overall borrowing limit of $107.5 million. As of July 3, 2007, we had approximately $73.9 million available to be borrowed under the revolving portion of the credit facility. At that date, there were $12.5 million in outstanding borrowings and $21.1 million of outstanding, undrawn letters of credit reducing availability.
     We believe that cash flow from operating activities, together with borrowings available under the revolving portion of the credit facility, will be sufficient to fund our currently anticipated capital investment requirements, interest, dividend payments and working capital requirements. In fiscal 2007, contracts representing 18.7% of our 2006 net sales, or $127.5 million, are up for renewal. We expect to spend $20.0 million to $25.0 million in maintenance capital expenditures, which also includes capital expenditure commitments associated with contracts renewed and/or acquired in 2006. In addition, we are anticipating growth capital expenditures in the range of $15.0 million to $20.0 million. As a result of the anticipated capital expenditures, our borrowings may increase in the second half of 2007.
     In addition, while the declaration of dividends is at the sole discretion of our board of directors, we expect to pay dividends on our common stock at the same rate as fiscal 2006 (approximately $17.8 million, of which $8.9 million was paid as of July 3, 2007).

New Accounting Standards
     See New Accounting Standards section of Note 2 in the Notes to the Consolidated Condensed Financial Statements for a summary of new accounting standards.
Cautionary Statement Regarding Forward-looking Statements
     Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Quarterly Report on Form 10-Q may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements reflect our current views with respect to future events and financial performance. These statements may include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate” and similar statements of a future or forward-looking nature.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     Interest rate risk –We are exposed to interest rate volatility with regard to our revolving credit facility borrowings and term loan. As of July 3, 2007, we had $12.5 million in outstanding borrowings under the revolving portion of our credit facility and a $105.1 million balance on our term loan. A change in interest rate of one percent on these borrowings would cause a change in the annual interest expense of $1.2 million. In order to minimize our exposure to interest rate risk, during fiscal 2006, we entered into a one year interest rate cap agreement for a notional amount of $100 million designed to offset our risk in the event that LIBOR exceeds 6.3% per annum. While our subordinated notes are fixed interest-rate debt obligations, fluctuating interest rates could result in material changes to the fair values of the embedded derivatives in our IDSs.
     Market risk – Changing market conditions that influence stock prices could have an impact on the value of our liability for derivatives. As of July 3, 2007, a charge of $0.1 million has been recorded to our consolidated statement of operations to record changes in the fair value of our derivatives. A $1.00 fluctuation in the price of our IDS units would result in an approximate $0.3 million to $0.4 million change in our liability for derivatives.
     As of July 3, 2007, there have been no material changes, except as discussed above, in the quantitative and qualitative disclosures about market risk from the information presented in our Form 10-K for the year ended January 2, 2007.

Item 4. Controls and Procedures.
     Evaluation of disclosure controls and procedures.
     We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 3, 2007. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.
     During the period covered by this report there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. – Legal Proceedings
     See Note 3 in the Notes to the Consolidated Condensed Financial Statements.
Item 1A. – Risk Factors
     There has been no material change to the disclosure in our Annual Report on Form 10-K for the fiscal year ended January 2, 2007; however, the following risk factor should be considered in addition to the risk factors included in the Annual Report.
     Future strategic transactions, such as acquisitions or joint ventures, may require significant resources or result in significant and unanticipated losses, costs or liabilities.
               In the course of our business, we continuously explore and evaluate opportunities to partner creatively with other companies in order to enhance our existing operating platforms, achieve operational efficiencies or expand our product offerings. We may seek to grow through strategic partnerships or other transactions, including acquisitions, which may be material. We may have difficulty financing any acquisition as a result of our capital structure. If we incur additional indebtedness to finance an acquisition, it could reduce our access to capital for other purposes and increase our debt service costs.
               Future strategic transactions, such as acquisitions or joint ventures, could entail a number of other risks, including, without limitation, difficulties in integrating operations, unfamiliarity with new areas of business, increased operating costs, exposure to unanticipated liabilities, regulatory risks and diversion of management’s attention from operating our business.
Item 4. – Submission of Matters to a Vote of Securities Holders
     The 2007 Annual Meeting of Security Holders was held on May 23, 2007. At the meeting seven directors of the Company were elected and our security holders ratified the appointment of Deloitte & Touche LLP as our independent registered accounting firm for the fiscal year ending January 3, 2008.
     1. The security holders elected the following directors to serve until the next annual meeting of security holders or until their successors are duly elected and qualified:

Name of Director	Number of Shares Voted For	Number of Shares Withheld
David M. Williams	19,879,354	177,088
Janet L. Steinmayer	19,907,718	148,724
Felix P. Chee	19,914,504	141,938
Sue Ling Gin	19,903,693	152,749
Alfred Poe	19,913,092	143,350
Peter F. Wallace	19,904,211	152,231
Glenn R. Zander	19,908,862	147,580
     2. The security holders ratified the appointment of Deloitte & Touche LLP:

Number of Shares Voted For	Number of Shares Withheld	Number of shares Abstained
19,936,304	72,307	47,831

Item 6. Exhibits
(a)	Exhibits:

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

	31.2	Certification of Interim Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Interim Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 2007.

Centerplate, Inc.
By:	/s/ Kevin F. McNamara
Name:	Kevin F. McNamara
Title:	Chief Financial Officer