Form 10-Q
period 2007-10-02
Centerplate, Inc.
filed 2007-11-13
CIK 1086774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended October 2, 2007 or

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
The number of shares of common stock of Centerplate, Inc. outstanding as of November 12, 2007 was 22,524,992.

CENTERPLATE, INC.

PART I
FINANCIAL INFORMATION
CENTERPLATE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
OCTOBER 2, 2007 AND JANUARY 2, 2007

	October 2,	January 2,
ASSETS	2007	2007
	(In thousands, except share data)
CURRENT ASSETS:
Cash and cash equivalents	$34,198	$39,591
Restricted cash	6,422	13,080
Accounts receivable, less allowance for doubtful accounts of $1,283 and $1,013 at October 2, 2007 and January 2, 2007, respectively	31,236	23,172
Merchandise inventories	25,975	19,347
Prepaid expenses and other	3,322	3,865
Deferred tax assets	4,325	3,139

Total current assets	105,478	102,194

PROPERTY AND EQUIPMENT:
Leasehold improvements	41,905	41,770
Merchandising equipment	81,138	71,043
Vehicles and other equipment	17,871	17,350
Construction in process	2,579	1,708

Total	143,493	131,871

Less accumulated depreciation and amortization	(91,133)	(81,187)

Property and equipment, net	52,360	50,684

OTHER LONG-TERM ASSETS:
Contract rights, net	81,981	79,209
Restricted cash	9,391	9,041
Cost in excess of net assets acquired	41,142	41,142
Deferred financing costs, net	11,003	12,930
Trademarks	17,523	17,523
Deferred tax assets	12,591	14,612
Other	4,752	5,035

Total other long-term assets	178,383	179,492

TOTAL ASSETS	$336,221	$332,370

See notes to consolidated condensed financial statements.

CENTERPLATE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)(UNAUDITED)
OCTOBER 2, 2007 AND JANUARY 2, 2007

	October 2,	January 2,
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	2007	2007
	(In thousands, except share data)
CURRENT LIABILITIES:
Current portion of long-term debt	$1,075	$1,075
Short-term borrowings	5,000	15,000
Accounts payable	29,296	21,710
Accrued salaries and vacations	17,634	15,437
Liability for insurance	4,939	4,975
Accrued taxes, including income taxes	7,571	5,307
Accrued commissions and royalties	34,945	23,458
Liability for derivatives	1,619	1,251
Accrued interest	912	1,020
Accrued dividends	1,487	1,487
Advance deposits	5,503	3,662
Other	4,725	4,318

Total current liabilities	114,706	98,700

LONG-TERM LIABILITIES:

Long-term debt	208,982	209,789
Liability for insurance	8,818	7,744
Other liabilities	1,155	535

Total long-term liabilities	218,955	218,068

COMMITMENTS AND CONTINGENCIES

COMMON STOCK WITH CONVERSION OPTION, PAR VALUE $0.01, EXCHANGEABLE FOR SUBORDINATED DEBT, NET OF DISCOUNT	14,352	14,352

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Common stock, $0.01 par value — authorized: 100,000,000 shares; issued: 18,463,995 shares without conversion option; outstanding:
18,463,995 shares without conversion option	185	185
issued: 21,531,152 shares with conversion option; outstanding:
4,060,997 shares with conversion option	215	215
Additional paid-in capital	218,331	218,331
Accumulated deficit	(111,053)	(97,282)
Accumulated other comprehensive income	1,970	741
Treasury stock and other — at cost (17,470,153 shares)	(121,440)	(120,940)

Total stockholders’ equity (deficiency)	(11,792)	1,250

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$336,221	$332,370

See notes to consolidated condensed financial statements.

CENTERPLATE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED OCTOBER 2, 2007 AND OCTOBER 3, 2006

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 2,	October 3,	October 2,	October 3,
	2007	2006	2007	2006
	(In thousands, except for share data)
Net sales	$246,141	$218,929	$572,313	$523,133

Cost of sales (excluding depreciation & amortization)	197,357	175,999	466,563	425,833
Selling, general, and administrative	23,112	19,588	60,473	51,684
Depreciation and amortization	7,995	7,212	23,090	21,337
Transaction related expenses	667	—	1,000	—
Contract related losses	—	—	—	100

Operating income	17,010	16,130	21,187	24,179

Interest expense	7,329	5,502	22,460	18,248
Other income	(470)	(501)	(1,514)	(1,164)

Income before income taxes	10,151	11,129	241	7,095
Income tax provision (benefit)	4,155	(1,140)	53	490

Net income	$5,996	$12,269	$188	$6,605

Basic and diluted net income per share with and without conversion option	$0.27	$0.54	$0.01	$0.29

Weighted average shares outstanding with conversion option	4,060,997	4,060,997	4,060,997	4,060,997
Weighted average shares outstanding without conversion option	18,463,995	18,463,995	18,463,995	18,463,995

Total weighted average shares outstanding	22,524,992	22,524,992	22,524,992	22,524,992

Dividends declared per share	$0.20	$0.20	$0.59	$0.59

CENTERPLATE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY) AND COMPREHENSIVE INCOME (UNAUDITED)
FOR THE PERIOD FROM JANUARY 2, 2007 TO OCTOBER 2, 2007 AND THE THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 2, 2007 AND OCTOBER 3, 2006

	Common	Common	Common	Common
	Shares	Stock	Shares	Stock			Accumulated
	without	without	with	with	Additional		Other	Treasury
	Conversion	Conversion	Conversion	Conversion	Paid-in	Accumulated	Comprehensive	Stock
	Option	Option	Option	Option	Capital	Deficit	Income	and Other	Total
	(In thousands, except share data)
BALANCE, JANUARY 2, 2007	18,463,995	$185	21,531,152	$215	$218,331	$(97,282)	$741	$(120,940)	$1,250

Investment in affiliated entities	—	—	—	—	—	—	—	(500)	(500)

Foreign currency translation	—	—	—	—	—	—	1,229	—	1,229

Dividends declared	—	—	—	—	—	(13,380)	—	—	(13,380)

FIN 48 transition amount	—	—	—	—	—	(579)	—	—	(579)

Net income	—	—	—	—	—	188	—	—	188

BALANCE, OCTOBER 2, 2007	18,463,995	$185	21,531,152	$215	$218,331	$(111,053)	$1,970	$(121,440)	$(11,792)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 2,	October 3,	October 2,	October 3,
	2007	2006	2007	2006
Net income	$5,996	$12,269	$188	$6,605

Other comprehensive income (loss) - foreign currency translation adjustment	519	(23)	1,229	290

Comprehensive income	$6,515	$12,246	$1,417	$6,895

See notes to consolidated condensed financial statements.

CENTERPLATE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
THIRTY-NINE WEEKS ENDED OCTOBER 2, 2007 AND OCTOBER 3, 2006

	Thirty-nine Weeks Ended
	October 2,	October 3,
	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$188	$6,605
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	23,090	21,337
Amortization of deferred financing costs	1,927	1,927
Charge for impaired assets	—	100
Non-cash interest earned on restricted cash	(350)	(310)
Change in fair value of derivative	368	(2,354)
Deferred tax benefit	256	3
Gain on disposition of assets	(26)	(32)
(Increase)/decrease in assets and liabilities:
Accounts receivable	(8,011)	(4,694)
Merchandise inventories	(6,628)	(5,472)
Prepaid expenses	543	(613)
Other assets	(235)	(1,563)
Accounts payable	(1,306)	3,315
Accrued salaries and vacations	2,197	2,913
Liability for insurance	1,038	356
Accrued commissions and royalties	11,882	16,639
Other liabilities	4,524	6,751
Effect of foreign currency translation on assets and liabilities	705	290

Net cash provided by operating activities	30,162	45,113

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(12,249)	(9,604)
Proceeds from sale of property and equipment	17	250
Contract rights acquired	(10,980)	(12,405)
Restricted cash	6,658	—
Return of unamortized capital investment	—	1,828

Net cash used in investing activities	(16,554)	(19,931)

See notes to consolidated condensed financial statements.

CENTERPLATE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(CONTINUED)(UNAUDITED)
THIRTY-NINE WEEK PERIODS ENDED OCTOBER 2, 2007 AND OCTOBER 3, 2006

	Thirty-nine Weeks Ended
	October 2,	October 3,
	2007	2006
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments — revolving loans	$(65,500)	$(5,000)
Borrowings — revolving loans	55,500	5,000
Principal payments on long-term debt	(807)	(807)
Dividend payments	(13,380)	(13,380)
Increase in bank overdrafts	4,733	2,848

Net cash used in financing activities	(19,454)	(11,339)

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH	453	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	(5,393)	13,928

CASH AND CASH EQUIVALENTS:
Beginning of period	39,591	41,410

End of period	$34,198	$55,338

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$20,274	$18,718
Income taxes paid	$574	$232

SUPPLEMENTAL NON CASH FLOW INVESTING AND FINANCING ACTIVITIES:
Capital investment commitment accrued	$2,346	$2,046
Dividends declared and unpaid	$1,487	$1,487
Investments in affiliated entities	$500	$—
See notes to consolidated condensed financial statements.

CENTERPLATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
THIRTY-NINE WEEK PERIODS ENDED OCTOBER 2, 2007 AND OCTOBER 3, 2006
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
          The results of operations for the 39 week period ended October 2, 2007 are not necessarily indicative of the results to be expected for the 52 week fiscal year ending January 1, 2008 due to the seasonal aspects of the business. The accompanying consolidated condensed financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended January 2, 2007 included in the Company’s annual report on Form 10-K.
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
          Insurance - The Company has a high deductible insurance program for general liability, auto liability, and workers’ compensation risk and self-insures its employee health plans. Management establishes a reserve for the high deductible and self-insurance liabilities considering a number of factors, including historical experience and an actuarial assessment of the liabilities for reported claims and claims incurred but not reported. The estimated liabilities for these programs, except for employee health insurance, are then discounted using rates of 4.15% and 4.75% at October 2, 2007 and January 2, 2007, respectively, to their present value based on expected loss payment patterns determined by experience. The total discounted high deductible liabilities recorded by the Company at October 2, 2007 and January 2, 2007 were $12,470,000 and $11,100,000, respectively. The related undiscounted amounts were $14,101,000 and $12,718,000, respectively.
          The employee health self-insurance liability is based on claims filed and estimates for claims incurred but not reported. The total liability recorded by the Company at October 2, 2007 and January 2, 2007 was $999,000 and $1,432,000, respectively.

          Accounting Treatment for IDSs, Common Stock Owned by Initial Equity Investors and Derivative Financial Instruments — The Company’s Income Deposit Securities (“IDSs”) include common stock and subordinated notes, the latter of which has three embedded derivative features. The embedded derivative features include a call option, a change of control put option, and a term-extending option on the notes. The call option allows the Company to repay the principal amount of the subordinated notes after the fifth anniversary of the issuance, provided that the Company also pays all of the interest that would have been paid during the initial 10-year term of the notes, discounted to the date of repayment at a risk-free rate. Under the change of control put option, the holders have the right to cause the Company to repay the subordinated notes at 101% of face value upon a change of control, as defined in the subordinated note agreement. The term-extending option allows the Company to unilaterally extend the term of the subordinated notes for two five-year periods at the end of the initial 10-year period provided that it is in compliance with the requirements of the indenture. The Company has accounted for these embedded derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. Based on SFAS No. 133, as amended and interpreted, the call option and the change of control put option are required to be separately valued. As of October 2, 2007 and January 2, 2007, the fair value of these embedded derivatives was determined to be insignificant. The term extending option was determined to be inseparable from the underlying subordinated notes. Accordingly, it will not be separately accounted for in the current or future periods.
          In connection with the Initial Public Offering (“IPO”) in December 2003, those investors who held stock prior to the IPO (the “Initial Equity Investors”), entered into the Amended Stockholders Agreement on December 10, 2003 with the Company, which provides that, upon any post-offering sale of common stock by the Initial Equity Investors, at the option of the Initial Equity Investors, the Company will exchange a portion of its common stock for subordinated notes at an exchange rate of $9.30 principal amount of subordinated notes for each share of common stock (so that, after such exchange, the Initial Equity Investors will have shares of common stock and subordinated notes in the appropriate proportions to represent integral numbers of IDSs). In order to determine the number of shares of common stock that the Initial Equity Investors could convert into subordinated debt, the Company divided the exchange rate of $9.30 by the original issue price of the IDSs of $15.00 at December 4, 2003 (the quotient equals 0.62). This quotient was then multiplied by the total number of shares owned by the Initial Equity Investors (4,060,997 shares) to determine the number of IDSs that the Initial Equity Investors would own after conversion (2,517,817 IDSs, each comprised of one share of stock and a subordinated note). The number of shares owned by the Initial Equity Investors before conversion (4,060,997) was subtracted from the number of shares they would own after conversion (2,517,817) to determine the number of shares of common stock to be converted into subordinated debt (1,543,180 shares) at the exchange rate of $9.30 per share resulting in approximately $14.4 million described further below.
          The Company has concluded that the portion of the Initial Equity Investor’s common stock exchangeable for subordinated debt as calculated above should be classified on its consolidated balance sheet according to the guidance provided by Accounting Series Release No. 268 (FRR Section 211), Redeemable Preferred Stocks. Accordingly, at both October 2, 2007 and January 2, 2007, the Company has recorded approximately $14.4 million as “Common stock with conversion option exchangeable for subordinated debt” on the balance sheet. Upon any actual exchange of common stock for subordinated debt, the carrying value of “Common stock with conversion option exchangeable for subordinated debt” and the fair value of the derivative associated with the exchange right will be eliminated and the newly issued subordinated notes will be recorded at fair value.
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

          In addition, the Company has determined that the option conveyed to the Initial Equity Investors to exchange common stock for subordinated debt in order to form IDSs is an embedded derivative in accordance with Paragraph 12 of SFAS No. 133. The Company has recorded a liability for the fair value of this embedded derivative of approximately $1.6 million as of October 2, 2007, an increase of $0.4 million from January 2, 2007. This option will continue to be recorded at fair value each reporting period with the change in the fair value recorded in interest expense in the accompanying consolidated statements of operations until such option is recognized.
          The common stock held by the Initial Equity Investors was initially treated as a separate class of common stock for presentation of earnings per share. Although the common stock held by the Initial Equity Investors is part of the same class of stock as the common stock included in the IDSs for purposes of Delaware corporate law, the right to convert that is granted in the Company’s Amended and Restated Stockholders Agreement as described above causes the stock held by the Initial Equity Investors to have features of a separate class of stock for accounting purposes. At October 2, 2007 and October 3, 2006, earnings per share for common stock with and without conversion rights were equal and therefore no separate presentation was required.
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
          Income taxes for the 39 weeks ended October 2, 2007 and October 3, 2006 were calculated using the projected annual effective tax rate for fiscal 2007 and 2006, respectively, in accordance with SFAS No. 109 Accounting for Income Taxes and APB No. 28 Interim Financial Reporting. Currently, the Company estimates that in the fiscal year ending January 1, 2008, it will have an effective annual tax rate of approximately -32%. In determining the effective annual tax rate, the Company’s book income, permanent tax adjustments, and tax credits have been factored into the calculation. In the previous year, the Company estimated that its effective annual tax rate for the fiscal year ended January 2, 2007 would be -6%. The fluctuation in the projected effective annual tax rate is primarily due to the sensitivity of the ratio involving expected ordinary income and permanent items (primarily the interest charge related to the Company’s derivatives). The interim income tax provision (or benefit) can fluctuate considerably from quarter to quarter as a result of changes in the projected effective annual tax rate.
          In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of the Statement No. 109, Accounting for Income Taxes. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also requires expanded disclosures including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examination by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position. FIN 48 was effective for public companies for fiscal years beginning after December 15, 2006.
          The Company adopted the provisions of FIN 48 on January 3, 2007. As a result of the implementation of FIN 48, the Company recognized a charge of approximately $579,000 to the January 3, 2007 balance of retained earnings. As of January 3, 2007, the Company had approximately $2.1 million of total gross unrecognized tax benefits. Of this total, approximately $1.0 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. There have been no significant changes to these amounts during the quarter ended October 2, 2007.
          The Company accounted for its issuance of IDS units in December 2003 by allocating the proceeds for each IDS unit to the underlying stock and subordinated notes based upon the relative fair values of each at that time. Accordingly, the portion of the aggregate IDSs outstanding that represents subordinated notes has been accounted for by the Company as long-term debt bearing a stated interest rate of 13.5% maturing on December 10, 2013. During the 39 weeks ended October 2, 2007, the Company deducted interest expense of approximately $10.6 million on the subordinated notes from taxable income for U.S. federal and state income tax purposes. Although to date, the Company has not been notified that the notes should be treated as equity rather than debt for U.S. federal and state income tax purposes, there can be no assurances that the Internal Revenue Service or the courts will not seek to challenge the treatment of these notes as debt or the amount of interest expense deducted. If the notes were to be treated as equity for income tax purposes, interest expense associated with the notes would not be deductible from taxable income. The additional tax due to federal and state authorities for the 39 week period ending October 2, 2007 would be approximately $1.7 million based on the Company’s opinion that it will be able to utilize certain net operating losses and tax credits to offset a portion of the tax liability. Since issuance of the IDS units in December 2003, the cumulative amount of interest expense associated with the notes is approximately $54.2 million and the additional tax due to the federal and state authorities, would be approximately $7.3 million based on the Company’s ability to utilize net operating losses and tax credits to offset a portion of the tax liability. Such reclassification, however, would also cause the Company to utilize more of its deferred tax assets at a faster rate than it otherwise would. The Company believes the interest on the subordinated notes should be deductible for federal and state income taxes and, as such, has not recorded a liability for the potential disallowance of this deduction.
          The Company is subject to U.S. and Canadian income taxes, as well as various other state and local jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003, although carryforward attributes that were generated prior to 2003 may still be adjusted upon examination by the IRS if they either have been or will be used in a future period.
          The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of January 3, 2007, the Company had approximately $226,000 accrued for interest and penalties.
          The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the 12 months ending January 1, 2008.
          New Accounting Standards — In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements. In addition to defining fair value, SFAS 157 provides a framework for the measurement of fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007. The Company has yet to determine the impact of SFAS No. 157 on its financial statements.
          In February 2007, the FASB issued No. SFAS 159 (“SFAS 159”), Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 will be effective for fiscal years beginning after November 15, 2007. The Company has yet to determine the impact of SFAS No. 159 on its financial statements.

3. EQUITY TRANSACTIONS
          In connection with the settlement of a litigation matter with a former employee, the Company purchased this former employee’s limited partnership interests in VSI Management Direct L.P. and VSI Management II LP, at a fair market value of $500,000 and recorded it in “Treasury Stock and other” on the Company’s balance sheet. VSI Management Direct owns 172,476 shares of common stock of Centerplate, Inc. and VSI Management II’s limited partnership interests represent a right to receive 15% of the distributions profits from BCP Volume L.P. and BCP Offshore Volume L.P. These interests are covered under the sale of securities contemplated in the registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) described below. Upon completion of the sale, the Company will be entitled to the proceeds received for such interests, which could be greater or lesser than the price the company paid to purchase such interests.
4. COMMITMENTS AND CONTINGENCIES
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
5. DEMAND FOR REGISTRATION
          Under the Registration Rights Agreement, dated December 10, 2003, between the Company and the Initial Equity Investors (the “Registration Rights Agreement”), the Company agreed to file a registration statement and undertake a public offering of the remaining interests of the Initial Equity Investors in the Company upon written demand from the Initial Equity Investors. Pursuant to the Amended Stockholders Agreement with the Initial Equity Investors, the Company will issue up to approximately $14.4 million in subordinated notes in exchange for up to 1,543,179 shares of common stock to enable up to 2,517,818 IDSs to be sold on behalf of the Initial Equity Investors. The Company agreed to pay its own costs and all costs and expenses of the Initial Equity Investors in connection with such registration, except underwriting discounts and commissions applicable to the securities sold. In fiscal 2006, the Initial Equity Investors renewed their demand for a registration under the Registration Rights Agreement. On March 23, 2007, the Company filed a registration statement on Form S-3 to register the sale of the interests of the Initial Equity Investors with the SEC. The registration statement was declared effective by the SEC on November 9, 2007. For the thirty-nine weeks ended October 2, 2007, the Company has recorded approximately $1,000,000 in costs incurred in connection with this registration as transaction related expenses on the statement of operations.

6. CONSOLIDATING CONDENSED INFORMATION
          The $105,245,000 original principal amount of Centerplate’s 13.5% subordinated notes are jointly and severally and fully and non-conditionally guaranteed by each of Centerplate’s direct and indirect 100% owned subsidiaries, except for certain non-100% owned U.S. subsidiaries and one non-U.S. subsidiary. The following table sets forth the consolidating condensed financial statements of Centerplate as of the period ended October 2, 2007 and January 2, 2007 (in the case of the balance sheet) and for the 13 and 39 week periods ended October 2, 2007 and October 3, 2006 (in the case of the statement of operations) and for the 39 week periods ended October 2, 2007 and October 3, 2006 (in the case of the statement of cash flows):
Consolidating Condensed Balance Sheet, October 2, 2007

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
	ASSETS
Current assets:
Cash and cash equivalents	$215	$27,451	$6,532	$—	$34,198
Accounts receivable	—	28,740	2,496	—	31,236
Other current assets	3	37,890	2,151	—	40,044

Total current assets	218	94,081	11,179	—	105,478
Property and equipment, net	—	50,088	2,272	—	52,360
Contract rights, net	25	81,547	409	—	81,981
Cost in excess of net assets acquired	6,974	34,168	—	—	41,142
Intercompany receivable (payable)	100,282	(107,356)	(525)	7,599	—
Investment in subsidiaries	(3,129)	7,599	—	(4,470)	—
Other assets	7,709	46,491	1,060	—	55,260

Total assets	$112,079	$206,618	$14,395	$3,129	$336,221

	LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current liabilities	$4,274	$104,532	$5,132	$768	$114,706
Long-term debt	105,245	103,737	—	—	208,982
Other liabilities	—	9,973	—	—	9,973

Total liabilities	109,519	218,242	5,132	768	333,661

Common stock with conversion option, par value $0.01 exchangeable for subordinated debt, net of discount	14,352	—	—	—	14,352

Stockholders’ equity (deficiency):
Common stock	400	—	—	—	400
Additional paid-in capital	218,331	—	—	—	218,331
Accumulated earnings (deficit)	(111,053)	(11,624)	7,293	4,331	(111,053)
Treasury stock and other	(119,470)	—	1,970	(1,970)	(119,470)

Total stockholders’ equity (deficiency)	(11,792)	(11,624)	9,263	2,361	(11,792)

Total liabilities and stockholders’ equity (deficiency)	$112,079	$206,618	$14,395	$3,129	$336,221

Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
Thirteen Week Period Ended October 2, 2007

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$232,552	$13,589	$—	$246,141

Cost of sales (excluding depreciation & amortization)	—	186,233	11,043	81	197,357
Selling, general, and administrative	307	20,758	2,047	—	23,112
Depreciation and amortization	7	7,629	359	—	7,995
Transaction related expenses	667	—	—	—	667

Operating income (loss)	(981)	17,932	140	(81)	17,010
Interest expense	4,063	3,245	21	—	7,329
Intercompany interest, net	(3,925)	3,925	—	—	—
Other income	(3)	(438)	(29)	—	(470)

Income (loss) before income taxes	(1,116)	11,200	148	(81)	10,151
Income tax provision (benefit)	389	3,876	(110)	—	4,155
Equity in earnings of subsidiaries	7,501	177	—	(7,678)	—

Net income	5,996	7,501	258	(7,759)	5,996
Other comprehensive income - foreign currency translation adjustment	—	—	519	—	519

Comprehensive income	$5,996	$7,501	$777	$(7,759)	$6,515

Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
Thirty-nine Week Period Ended October 2, 2007

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Net sales	$—	$531,842	$40,471	$—	$572,313

Cost of sales (excluding depreciation & amortization)	—	433,016	33,330	217	466,563
Selling, general, and administrative	1,342	54,205	4,926	—	60,473
Depreciation and amortization	28	22,020	1,042	—	23,090
Transaction related expenses	1,000	—	—	—	1,000

Operating income (loss)	(2,370)	22,601	1,173	(217)	21,187
Interest expense	11,881	10,510	69	—	22,460
Intercompany interest, net	(11,775)	11,775	—	—	—
Other income	(5)	(1,425)	(84)	—	(1,514)

Income (loss) before income taxes	(2,471)	1,741	1,188	(217)	241
Income tax provision (benefit)	(47)	(76)	176	—	53
Equity in earnings of subsidiaries	2,612	795	—	(3,407)	—

Net income	188	2,612	1,012	(3,624)	188
Other comprehensive income - foreign currency translation adjustment	—	—	1,229	—	1,229

Comprehensive income	$188	$2,612	$2,241	$(3,624)	$1,417

Consolidating Condensed Statement of Cash Flows
Thirty-nine Week Period Ended October 2, 2007

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Consolidated
	(In thousands)
Cash Flows Provided by (Used in) Operating Activities	$(3,198)	$30,165	$3,195	$30,162

Cash Flows from Investing Activities:
Purchase of property and equipment	—	(11,650)	(599)	(12,249)
Proceeds from sale of property and equipment	—	17	—	17
Contract rights acquired	—	(10,980)	—	(10,980)
Restricted Cash	—	6,658	—	6,658

Net cash used in investing activities	—	(15,955)	(599)	(16,554)

Cash Flows from Financing Activities:
Repayments — revolving loans	—	(65,500)	—	(65,500)
Borrowings — revolving loans	—	55,500	—	55,500
Principal payments on long-term debt	—	(807)	—	(807)
Dividend payments	(13,380)	—	—	(13,380)
Increase in bank overdrafts	—	4,733	—	4,733
Change in intercompany, net	16,583	(17,316)	733	—

Net cash provided by (used in) financing activities	3,203	(23,390)	733	(19,454)

Effect of foreign currency translation on cash	—	—	453	453

Increase (decrease) in cash	5	(9,180)	3,782	(5,393)

Cash and cash equivalents — beginning of period	210	36,631	2,750	39,591

Cash and cash equivalents — end of period	$215	$27,451	$6,532	$34,198

          Consolidating Condensed Balance Sheet, January 2, 2007

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$210	$36,631	$2,750	$—	$39,591
Accounts receivable	—	21,780	1,392	—	23,172
Other current assets	24	37,923	1,484	—	39,431

Total current assets	234	96,334	5,626	—	102,194
Property and equipment	—	48,295	2,389	—	50,684
Contract rights, net	54	78,699	456	—	79,209
Cost in excess of net assets acquired, net	6,974	34,168	—		41,142
Intercompany receivable (payable)	116,286	(122,640)	208	6,146	—
Investment in subsidiaries	(6,390)	6,146	—	244	—
Other assets	8,533	49,818	790	—	59,141

Total assets	$125,691	$190,820	$9,469	$6,390	$332,370

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current liabilities	$4,844	$90,858	$2,230	$768	$98,700
Long-term debt	105,245	104,544	—	—	209,789
Other liabilities	—	8,279	—	—	8,279

Total liabilities	110,089	203,681	2,230	768	316,768

Common stock with conversion option, par value $0.01 exchangeable for subordinated debt, net of discount	14,352	—	—	—	14,352
Stockholders’ equity (deficiency):
Common stock	400	—	—	—	400
Additional paid-in capital	218,331	—	—	—	218,331
Accumulated deficit	(97,282)	(12,861)	6,498	6,363	(97,282)
Treasury stock and other	(120,199)	—	741	(741)	(120,199)

Total stockholders’ equity (deficiency)	1,250	(12,861)	7,239	5,622	1,250

Total liabilities and stockholders’ equity (deficiency)	$125,691	$190,820	$9,469	$6,390	$332,370

Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
Thirteen Week Period Ended October 3, 2006

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$207,145	$11,784	$—	$218,929

Cost of sales (excluding depreciation and amortization)	—	166,018	9,815	166	175,999
Selling, general, and administrative	420	17,185	1,983	—	19,588
Depreciation and amortization	23	6,844	345	—	7,212
Contract related losses	—	—	—	—	—

Operating income (loss)	(443)	17,098	(359)	(166)	16,130
Interest expense	2,353	3,149	—	—	5,502
Intercompany interest, net	(3,925)	3,925	—	—	—
Other income, net	(5)	(444)	(52)	—	(501)

Income (loss) before income taxes	1,134	10,468	(307)	(166)	11,129
Income tax provision (benefit)	163	(1,303)			(1,140)
Equity in earnings (loss) of subsidiaries	11,298	(473)	—	(10,825)	—

Net income (loss)	12,269	11,298	(307)	(10,825)	12,269
Other comprehensive income - foreign currency translation adjustment	—	—	(23)	—	(23)

Comprehensive income (loss)	$12,269	$11,298	$(330)	$(10,825)	$12,246

Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
Thirty-nine Week Period Ended October 3, 2006

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$486,409	$36,724	$—	$523,133

Cost of sales (excluding depreciation and amortization)	—	395,325	30,196	312	425,833
Selling, general, and administrative	1,514	45,792	4,378	—	51,684
Depreciation and amortization	71	20,236	1,030	—	21,337
Contract related losses	—	100	—	—	100

Operating income (loss)	(1,585)	24,956	1,120	(312)	24,179
Interest expense	9,272	8,976	—	—	18,248
Intercompany interest, net	(11,775)	11,775	—	—	—
Other income, net	(8)	(1,123)	(33)	—	(1,164)

Income before income taxes	926	5,328	1,153	(312)	7,095
Income tax provision	148	342	—	—	490
Equity in earnings of subsidiaries	5,827	841	—	(6,668)	—

Net income	6,605	5,827	1,153	(6,980)	6,605
Other comprehensive income - foreign currency translation adjustment	—	—	290	—	290

Comprehensive income	$6,605	$5,827	$1,443	$(6,980)	$6,895

Consolidating Condensed Statement of Cash Flows
Thirty-nine Week Period Ended October 3, 2006

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Consolidated
	(In thousands)
Cash Flows Provided by (Used in) Operating Activities	$(417)	$41,372	$4,243	$45,198

Cash Flows from Investing Activities:
Purchase of property and equipment	—	(9,501)	(103)	(9,604)
Proceeds from sale of property and equipment	—	250	—	250
Contract rights acquired	—	(12,405)	—	(12,405)
Return of unamortized capital investment	—	1,828	—	1,828

Net cash used in investing activities	—	(19,828)	(103)	(19,931)

Cash Flows from Financing Activities:
Repayments — revolving loans	—	(5,000)	—	(5,000)
Borrowings — revolving loans	—	5,000	—	5,000
Principal payments on long-term debt	—	(807)	—	(807)
Dividend payments	(13,380)	—	—	(13,380)
Increase in bank overdrafts	—	2,848	—	2,848
Change in intercompany, net	13,805	(10,798)	(3,007)	—

Net cash provided by (used in) financing activities	425	(8,757)	(3,007)	(11,339)

Increase in cash	8	12,787	1,133	13,928

Cash and cash equivalents — beginning of period	199	39,612	1,599	41,410

Cash and cash equivalents — end of period	$207	$52,399	$2,732	$55,338

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
          The following discussion and analysis of our results of operations and financial condition for the 13 weeks ended October 2, 2007 and October 3, 2006 should be read in conjunction with our audited financial statements, including the related notes, included in our annual report on Form 10-K for the year ended January 2, 2007. The financial data has been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”).
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
          We believe that the ability to retain existing accounts and to win new accounts are key factors in maintaining and growing our net sales. Net sales historically have also increased when there has been an increase in the number of events or attendance at our sports facilities particularly in connection with major league sports post-season playoff games. Net sales also have increased as a result of more events at our convention centers and entertainment venues. These higher sales, along with our ability to control product and labor costs, and our ability to increase per capita spending are primary drivers of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and net income growth.
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
          Set forth below are comparative net sales by quarter (in thousands) for the first and second quarters of 2007, fiscal 2006, and fiscal 2005:

	2007	2006	2005
1st Quarter	$125,333	$113,505	$107,220

2nd Quarter	$200,839	$190,699	$182,071

3rd Quarter	$246,141	$218,929	$208,619

4th Quarter	—	$157,929	$145,202
Results of Operations
Thirteen Weeks Ended October 2, 2007 Compared to the 13 Weeks Ended October 3, 2006
          Net sales — Net sales of $246.1 million for the 13 weeks ended October 2, 2007 increased $27.2 million, or approximately 12.4%, from $218.9 million in the prior year period. The increase was primarily due to higher sales of $12.6 million at our MLB facilities mainly as a result of an increase in attendance and per capita spending at a number of MLB ballparks and the 2007 All-Star game which took place at AT&T Park in San Francisco in July. In addition, sales at our NFL facilities increased $4.5 million primarily due to two additional games played during the quarter and increased per capita spending.
          Convention center sales increased $3.9 million due to an increase in the number of events held at these facilities and sales at arenas and all other facilities increased $4.9 million. New accounts accounted for an increase in sales of $3.9 million which was partially offset by the termination of several of the Company’s contracts ($2.6 million)
          Cost of sales — Cost of sales of $197.4 million for the 13 weeks ended October 2, 2007 increased approximately $21.4 million from $176.0 million in the prior year period due in part to the higher sales volume. As a percentage of net sales, cost of sales decreased by approximately 0.2% from the prior year period. The decrease was primarily the result of lower labor costs, as a percentage of sales, resulting from relatively fixed management costs at the higher sales volume. This decline was partially offset by an increase in product costs most notably at our sports and convention center facilities.
          Selling, general and administrative expenses — Selling, general and administrative expenses were $23.1 million in the 13 weeks ended October 2, 2007 as compared to $19.6 million in the prior year period, an increase of approximately $3.5 million. As a percentage of net sales, selling, general and administrative costs increased approximately 0.5% from the prior year period. The increase was primarily driven by higher operating expenses associated with increased sales, an unmatched insurance recovery of $0.7 million in the prior year period related to Hurricane Katrina and higher legal and other overhead costs associated with efforts to retool the company for long-term growth.

          Depreciation and amortization - Depreciation and amortization was $8.0 million for the 13 weeks ended October 2, 2007, compared to $7.2 million in the prior year period. The increase was principally attributable to depreciation and amortization related to capital expenditures associated with account renewals, primarily at our NFL facilities and convention centers, and investments in newly acquired contracts.
          Transaction related expenses - $0.7 million in expenses were incurred in the 13 weeks ended October 2, 2007 in connection with the follow-on secondary offering to the Company’s 2003 initial public offering (see Note 5, Demand for Registration, in our Notes to the Consolidated Condensed Financial Statements).
          Interest expense — Interest expense was $7.3 million for the thirteen weeks ended October 2, 2007, compared to $5.5 million in the prior year period. The current year period reflects a $0.3 million non-cash charge related to the fair value of our derivatives as compared to a non-cash credit of $1.4 million in the prior year period which resulted in a $1.7 million increase in interest expense. The remaining increase was principally attributable to higher outstanding revolver borrowings under our credit facility in the current period to finance capital expenditures and working capital requirements ($0.1 million).
          Other income - Other income consisting of interest income was $0.5 million in both the 13 weeks ended October 2, 2007 and October 3, 2006.
          Income taxes - Income taxes for the 13 weeks ended October 2, 2007 and October 3, 2006 were calculated using the projected annual effective tax rate (“ETR”) for fiscal 2007 and 2006, respectively, in accordance with Accounting Principles Board Opinion No. 28, Interim Financial Reporting (APB 28), and Financial Accounting Standards Board (FASB) Interpretation No. 18, Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28 (“FIN 18”).
          We estimate that in the fiscal year ending January 1, 2008, we will have an annual ETR of approximately -32%. In the prior year period, we estimated that our annual ETR for the fiscal year ended January 2, 2007 would be -6%. The fluctuation in the projected effective annual tax rate is primarily due to the sensitivity of the ratio involving expected ordinary income and permanent items (primarily the interest charge related to the Company’s derivatives). (See income tax section under “Significant Accounting Policies” for a more detailed discussion.)
          Our actual ETR for the 13 weeks ended October 2, 2007 is -41%. This is the result of a change in our projected annual ETR for fiscal 2007 from the rate calculated at the end of second quarter 2007. Our projected annual ETR at the end of second quarter was -43%. Our annual ETR is revised, as of the end of each successive interim period during the fiscal year to our current best estimate, in accordance with APB 28. The resulting tax expense recorded for the 13 weeks ended October 2, 2007 is a product of applying our revised annual ETR to our year to date ordinary income. The fluctuation of the ETR calculated as of the end of second quarter 2007 of -43% and the revised annual projected ETR as of the end of third quarter 2007 of -32% as applied to our year to date ordinary income results in the third quarter cumulative adjustment to income tax expense/(benefit). Additionally, the tax effect of the permanent reconciliations resulting from the filed income tax return on September 15, 2007 for the fiscal year ended January 2, 2007 as compared to the income tax provision for such fiscal year, have been accounted for as a discrete adjustment within the third quarter.
Thirty-nine Weeks Ended October 2, 2007 Compared to the 39 Weeks Ended October 3, 2006
          Net sales — Net sales of $572.3 million for the 39 weeks ended October 2, 2007 increased $49.2 million, or approximately 9.4%, from $523.1 million in the prior year period. The increase was primarily due to higher sales at our MLB, NFL and convention center facilities of $20.2 million, $13.4 million, and $10.2 million, respectively. The increase in MLB sales was primarily as a result of an increase in attendance and per capita spending at a number of our facilities and the All-Star game which took place at AT&T Park in July. NFL sales are higher due to the re-opening of the Louisiana Superdome which was closed for renovations until September 2006, four more NFL games played in the current year period, and higher per capita spending in a number of our NFL facilities. Sales at convention centers increased due to the number and size of events in the current year period. In addition, new accounts contributed sales of $11.6 million and sales at all other facilities increased $3.2 million. Partially offsetting these improvements was the termination of some of our contracts which accounted for a decline in sales of $9.4 million.
          Cost of sales — Cost of sales of $466.6 million for the 39 weeks ended October 2, 2007 increased approximately $40.7 million from $425.8 million in the prior year period due primarily to the higher sales volume. As a percentage of net sales, cost of sales increased by approximately 0.1% from the prior year period. The increase was the result of higher product costs most notably at our sports and convention center facilities. The increase was partially offset by lower labor and commission costs, predominantly at our NFL and MLB facilities attributable in part to the higher sales volume.
          Selling, general and administrative expenses — Selling, general and administrative expenses were $60.5 million in the 39 weeks ended October 2, 2007 as compared to $51.7 million in the prior year period, an increase of approximately $8.8 million. As a percentage of net sales, selling, general and administrative costs increased approximately 0.7% from the prior year period. The increase was primarily driven by higher operating expenses associated with increased sales, an unmatched insurance recovery of $0.7 million in the prior year period related to Hurricane Katrina and higher legal and other overhead costs associated with efforts to retool the company for long-term growth.
          Depreciation and amortization - Depreciation and amortization was $23.1 million for the 39 weeks ended October 2 2007, compared to $21.3 million in the prior year period. The increase was principally attributable to depreciation and amortization related to capital expenditures associated with account renewals, notably at our NFL facilities and convention centers, and investments in newly acquired contracts.
          Transaction related expenses - $1.0 million in expenses were incurred in the 39 weeks ended October 2, 2007 in connection with the follow-on secondary offering to the Company’s 2003 initial public offering (see Note 5, Demand for Registration, in our Notes to the Consolidated Condensed Financial Statements).
          Contract Related Losses - In the prior year period, a non-cash charge of $0.1 million was taken for the write-off of certain assets associated with a terminated contract.
          Interest expense — Interest expense was $22.5 million for the 39 weeks ended October 2, 2007, compared to $18.2 million in the prior year period. The increase was primarily attributable to higher interest of $1.5 million associated with higher outstanding revolver borrowings under our credit facility in the current period to finance capital expenditures and working capital requirements, and an increase in interest rates associated with our term loan. In addition, the current year period reflected a $0.4 million non-cash charge related to the change in the fair value of our derivatives as compared to a credit of $2.4 million in the prior year period, which resulted in a $2.8 million increase in interest expense.
          Other income - Other income consisting of interest income was $1.5 million in the 39 weeks ended October 2, 2007 as compared to $1.2 million in the prior year period. The increase was principally attributable to interest generated from higher cash balances, including restricted cash, in the current period.
          Income taxes - Income taxes for the 39 weeks ended October 2, 2007 and October 3, 2006 were calculated using the projected effective annual tax rate for fiscal 2007 and 2006, respectively, in accordance with SFAS No. 109 “Accounting for Income Taxes”. We currently estimate that in the fiscal year ending January 1, 2008, we will have an annual effective tax rate of approximately -32%. In the prior year period, we estimated that our annual effective tax rate for the fiscal year ended January 2, 2007 would be -6%. The fluctuation in the projected effective annual tax rate is primarily due to the sensitivity of the ratio involving expected ordinary income and permanent items (primarily the interest charge related to the Company’s derivatives). Our annual effective tax rate is revised as of the end of each quarter, in accordance with APB Opinion No. 28. As a result, the interim income tax provision (or benefit) can fluctuate due to many factors, including changes in the projected book income, fluctuations in the valuation of the company’s derivative, permanent tax adjustments, and tax credits. The annual effective tax rate is revised at the end of each successive interim period during the fiscal year to our current best estimate in accordance with APB 28.
Liquidity and Capital Resources
          Net cash provided by operating activities was $30.2 million for the 39 weeks ended October 2, 2007, compared to $45.2 million in the prior year period. The increase was primarily due to fluctuations in working capital, which varies from quarter to quarter as a result of the timing and number of events at the facilities we serve.
          Net cash used in investing activities was $16.6 million for the 39 weeks ended October 2, 2007, as compared to $19.9 million in the prior year period. The decrease of $3.3 million is principally attributable to the use of $6.7 million in funds set aside in restricted cash for the payment of a portion of the increase in capital expenditures in the current year period offset by the non-recurrence of the return of the unamortized investment of $1.8 million from a terminated contract in the prior year period.
          Net cash used in financing activities was $19.5 million in the 39 weeks ended October 3, 2007 as compared to $11.3 million in the prior year period. The increase was primarily due to the net repayment of $10.0 million in revolver borrowings under our credit facility in the 2007 period.
          We are also often required to obtain performance bonds, bid bonds or letters of credit to secure our contractual obligations. As of October 2, 2007, we had requirements outstanding for performance bonds and letters of credit of $18.1 million and $21.1 million, respectively. Under the credit facility, we have an aggregate of $35.0 million available for letters of credit, subject to an overall borrowing limit of $107.5 million. As of October 2, 2007, we had approximately $81.4 million available to be borrowed under the revolving portion of the credit facility. At that date, there were $5.0 million in outstanding borrowings and $21.1 million of outstanding, undrawn letters of credit reducing availability.
          We believe that cash flow from operating activities, together with borrowings available under the revolving portion of the credit facility, will be sufficient to fund our currently anticipated capital investment requirements, interest, dividend payments and working capital requirements. In fiscal 2007, contracts representing 18.7% of our 2006 net sales, or $127.5 million, are up for renewal. We expect to spend $20.0 million to $25.0 million in maintenance capital expenditures, which also includes capital expenditure commitments associated with contracts renewed and/or acquired in 2006. In addition, we are anticipating growth capital expenditures in the range of $15.0 million to $20.0 million. As a result of the anticipated capital expenditures, our borrowings may increase in the remainder 2007.
          In addition, while the declaration of dividends is at the sole discretion of our board of directors, we expect to pay dividends on our common stock at the same rate as fiscal 2006 (approximately $17.8 million, of which $13.4 million was paid as of October 2, 2007).
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
          Interest rate risk -We are exposed to interest rate volatility with regard to our revolving credit facility borrowings and term loan. As of October 2, 2007, we had $5.0 million in outstanding borrowings under the revolving portion of our credit facility and a $104.8 million balance on our term loan. A change in interest rate of one percent on these borrowings would cause a change in the annual interest expense of $1.1 million. In order to minimize our exposure to interest rate risk we have entered into an interest rate swap agreement for a notional amount of $100 million. The agreement, based on 3 months LIBOR, contains a collar feature with an interest rate floor of 4.82% and cap of 6.0%. While our subordinated notes are fixed interest-rate debt obligations, fluctuating interest rates could result in material changes to the fair values of the embedded derivatives in our IDSs.
          Market risk — Changing market conditions that influence stock prices could have an impact on the value of our liability for derivatives. As of October 2, 2007, a charge of $0.4 million has been recorded to our consolidated statement of operations to record changes in the fair value of our derivatives. A $1.00 fluctuation in the price of our IDS units would result in an approximate $0.3 million to $0.4 million change in our liability for derivatives.
          As of October 2, 2007, there have been no material changes, except as discussed above, in the quantitative and qualitative disclosures about market risk from the information presented in our Form 10-K for the year ended January 2, 2007.
Item 4. Controls and Procedures.
          Evaluation of disclosure controls and procedures.
          We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 2, 2007. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.
          During the period covered by this report there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. — Legal Proceedings
          See Note 3 in the Notes to the Consolidated Condensed Financial Statements.
Item 1A. — Risk Factors
     On November 9, 2007, our registration statement on Form S-3, registering IDSs to be sold on behalf of our Initial Equity Investors, was declared effective by the SEC. In connection with this registration, we revised certain risk factors that also appear in our Annual Report on Form 10-K. Those risk factors that were added or substantively revised in the S-3 process, other than those that relate solely to the offering, are set forth below in full.
Risks Relating to the IDSs and the Shares of Common Stock and Subordinated Notes Represented by the IDSs
We may not be able to satisfy certain financial ratios for the payment of dividends under our credit facility.
     In order to pay dividends (including dividends from current and accumulated earnings and profits, calculated in accordance with the Internal Revenue Code of 1986, as amended, as well as dividends that for tax purposes are treated as nontaxable returns of capital), our credit facility requires us to have an interest coverage ratio of at least 2.00:1.00 and a senior leverage ratio of less than 2.25:1.00 in 2007 and 2.15:1.00 in 2008 and thereafter, in each case as of the end of the fiscal month preceding the month in which a dividend is declared. Our ability to meet these ratios could be affected by the loss of significant contracts, the failure to generate new business, unexpected liabilities, increased expenses, increased interest costs due to additional revolver borrowings or higher interest rates on our credit facility, general economic conditions or other events affecting our operations.
     Our interest coverage ratio, which compares our Adjusted EBITDA to interest expense over a trailing 12-month period, will be negatively impacted by the additional interest payable on the subordinated notes to be issued in any offering on behalf of our Initial Equity Investors. As the ratio only takes into account interest actually accrued, the full impact of the additional interest will not be reflected in the interest coverage ratio until after a full year of interest has been paid. On an actual basis, as of October 2, 2007, we were in compliance with the ratio requirement at 2.10:1.00 and we expect to continue to be in compliance with the ratio, even after the inclusion of a full year of additional interest. However, on a pro forma basis, had we issued all of the subordinated notes covered by the registration statement on Form S-3 on October 3, 2006, the interest coverage ratio would have been 1.95:1.00 as of October 2, 2007 and we would have had to seek a waiver under our credit facility to permit us to pay dividends. In the absence of a waiver, we would have been required to suspend payment of dividends until we were able once again to meet the required ratio.
     If we are unable to satisfy the required ratios in the future, we could seek a waiver from our senior lenders. In the absence of a waiver, we could attempt to increase our Adjusted EBITDA by reducing our expenditures. If we do not obtain a waiver from our lenders or reduce expenditures to sufficiently increase Adjusted EBITDA, we would be required to suspend the dividend payment. The suspension of dividend payments would reduce the yield on your IDSs and would most likely cause a decline in the market price of the IDSs.
Our credit facility and the indenture governing our subordinated notes contain other limits on our ability to pay dividends.
     Our credit facility also limits the amount of dividends that we may pay to “distributable cash,” plus a specified “projected annual dividend shortfall amount” (each as defined in the credit facility), and amounts in the Dividend/CapEx Funding Account and CapEx Funding Account that are established under the credit facility. Distributable cash is computed as Adjusted EBITDA (as defined in the credit facility), less interest and principal payments on our indebtedness, capital expenditures made in cash, cash income tax payments and certain administrative expenses, in each case for the preceding 12 months. Because we expect to have higher than average capital expenditures in the second half of 2007 and must also pay down a portion of the term loan under our credit facility, we will need to use the Dividend/CapEx Funding Account and CapEx Funding Account in order to continue paying dividends at the current rate in the second half of 2007 and possibly in 2008. We cannot assure you that we will have enough distributable cash as required by this covenant. We may attempt to increase the amount of our distributable cash by decreasing other expenditures, which could have a material adverse effect on our business.
     In addition, we are subject to other limitations on the payment of dividends under the indenture governing our subordinated notes. The dividends we pay are, in general, limited to a percentage of our “excess cash,” which, with respect to any period, is defined as our Adjusted EBITDA (as defined in the indenture) reduced by cash interest expense and cash income tax expense, in each case for the period. We are also prohibited from paying dividends during any interest deferral period under the indenture or while any deferred interest (including interest on deferred interest) from a prior interest deferral period remains unpaid.

Because of seasonal and other variations in our cash flow and capital expenditures, we have used revolver borrowings for the payment of dividends and expect to do so in the future, thus increasing our interest cost as well as our overall leverage.
     While our dividend policy provides for the payment of monthly dividends in equal amounts, our cash flows vary on a seasonal basis. In addition, our capital expenditures vary over the course of any year, as a result of seasonal variations and the maintenance capital requirements to renew client contracts. We expect to continue to borrow to pay dividends and operating expenses on a seasonal basis. This seasonal borrowing adds to our overall interests costs and leverage, and reduces our borrowing capacity for other purposes.
We rely on borrowings to allow us to pay dividends and continue to make capital investments. Our dividends have been, and we expect at least a portion of our dividends to continue to be, treated as a return of capital for tax purposes.
     Our expenditures and dividend payments may exceed our cash flow and we have drawn on our revolving credit line or cash reserves to fund, in the aggregate, our dividend payments and other expenses. The fact that we pay regular dividends means that we have less cash from operations to deploy for other purposes and are more dependent on debt financing for capital expenditures and operating expenses, thus increasing our interest costs and overall leverage.
     For U.S. income tax purposes, we do not have accumulated earnings and profits, calculated in accordance with the Internal Revenue Code of 1986, as amended, and our annual dividends exceed any anticipated current earnings and profits. All dividends paid in fiscal 2005 and 2006 were treated as a return of capital for U.S. income tax purposes. Because of the lack of accumulated earnings and profits, and the amount of our dividends relative to any anticipated earnings and profits, we expect that at least a portion of our dividends will be treated as a return of capital for the foreseeable future. To the extent that the amount of dividends paid to you exceeds our current and accumulated earnings and profits, it will be treated as a tax-free return of your tax basis in the shares of common stock and thereafter as capital gain.
The indenture governing our subordinated notes and our credit facility permit us to pay a significant portion of our free cash flow to stockholders in the form of dividends.
     Although the indenture governing our subordinated notes and our credit facility have some limitations on our payment of dividends, they permit us to pay a significant portion of our free cash flow to stockholders in the form of dividends. Specifically, the indenture governing our subordinated notes permits us to pay up to the quarterly base dividend level in any fiscal quarter, which equals 85% of our excess cash (which is Adjusted EBITDA, as defined in the indenture, minus the sum of cash interest expense and cash income tax expense) for a trailing four fiscal quarter period divided by four. In addition, if the actual dividends paid in any fiscal quarter are less than the quarterly base dividend level, the indenture permits us to use 50% of the difference between the aggregate amount of dividends actually paid and the quarterly base dividend level for the quarter for the payment of dividends at a later date. Our credit facility permits us to use up to 100% of the distributable cash, as defined in our credit facility, plus certain other amounts under certain limited circumstances to fund dividends on our shares of common stock. Any amounts paid by us in the form of dividends will not be available in the future to satisfy our obligations under the subordinated notes.
The validity and enforceability of the subordinated notes and the guarantees of the subordinated notes by our subsidiaries may be limited by fraudulent conveyance laws and foreign laws restricting guarantees.
     Our obligations under the subordinated notes are guaranteed by certain of our subsidiaries. These guarantees provide the holders of the notes with a direct claim against the assets of the subsidiary guarantors. The guarantees of the subordinated notes by certain of our subsidiaries may be subject to legal challenge and review based on various laws and defenses relating to fraudulent conveyance or transfer, voidable preferences, financial assistance, corporate purpose, capital maintenance, the payment of legally sufficient consideration and other laws and defenses affecting the rights of creditors generally. The laws of various jurisdictions, including the jurisdictions in which the subsidiary guarantors are organized and those in which the subsidiary guarantors own assets or otherwise conduct business, may be applicable to the subordinated notes and the guarantees. Accordingly, we cannot assure you that a third party creditor or bankruptcy trustee would not challenge the subordinated notes or one or more of these subsidiary guarantees in court and prevail in whole or in part.
     Although laws differ among various jurisdictions, in general, under fraudulent conveyance or transfer laws, a court could void or subordinate the subordinated notes or the guarantees issued by our subsidiaries if it found that:
•	we or the subsidiary guarantors intended to hinder, delay or defraud our creditors;

•	we or the subsidiary guarantors knew or should have known that the transactions were to the detriment of our creditors;

•	the transactions had the effect of giving a preference to one creditor or class of creditors over another; or

•	we or the subsidiary guarantors did not receive fair consideration and reasonably equivalent value for incurring such indebtedness or guarantee obligations and we or the subsidiary guarantors (i) were insolvent or rendered insolvent by reason of the incurrence of such indebtedness or obligations, (ii) were engaged or about to engage in a business or transaction for which our or the subsidiary guarantors’ remaining assets constituted unreasonably insufficient capital or (iii) intended to incur, or believed that we or the subsidiary guarantors would incur, debts beyond our or their ability to pay as they mature.
     The measure of insolvency for purposes of fraudulent transfer laws varies depending on the law applied. Generally, however, an entity would be considered insolvent if:
•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all of its assets;

•	the present fair saleable value of its assets was less than the amount that would be required to pay its existing debts and liabilities, including contingent liabilities, as they become absolute and mature; or

•	it could not or would not pay its debts as they become due.

The IRS may not view the interest rate on our subordinated notes as an arm’s length rate.
     We cannot assure you that a court would reach the conclusion that, upon the issuance of the subordinated notes and the subsidiary guarantees, we and each of the subsidiary guarantors will be solvent, will have sufficient capital to carry on our business and will be able to pay our debts as they mature. If a court were to find that the issuance of the subordinated notes or a subsidiary guarantee was a fraudulent conveyance or transfer or constituted an illegal preference, the court could void the payment obligations under the subordinated notes or the guarantee, further subordinate the subordinated notes or the subsidiary guarantee to presently existing and future indebtedness of ours or the subsidiary guarantor, or require the holders of the subordinated notes to repay any amounts received with respect to the subordinated notes or guarantee.
     It is possible that a creditor of a subsidiary guarantor, or a bankruptcy trustee in the case of a bankruptcy of a subsidiary guarantor, may contest the validity or enforceability of the subsidiary’s guarantee of the subordinated notes and that a court may determine that the guarantee should be limited or voided. To the extent that any subsidiary guarantee is determined to be void or unenforceable, or the agreed limitations on the guaranteed obligations become applicable, the subordinated notes would not have a claim under the guarantee and would accordingly be effectively subordinated to all other liabilities of the applicable subsidiary.
     We deduct the interest expense on the outstanding subordinated notes from taxable income for income tax purposes and report the full benefit of the income tax deductions in our consolidated financial statements. If the IRS were to determine that the interest rate on the subordinated notes did not represent an arm’s length rate, any excess amount over arm’s length would not be deductible and could be recharacterized as a dividend payment instead of an interest payment. In addition, the reclassification of interest payments as dividend payments could give rise to an event of default under our credit facility. In such case, our taxable income and, thus, our U.S. federal income tax liability could be materially increased and we would have to provide an additional liability in our consolidated financial statements for the previously recorded benefit for the interest deductions. In addition, foreign holders could be subject to withholding or estate taxes with regard to the subordinated notes in the same manner as they will be with regard to the common stock. We could also be subject to such withholding taxes. If the interest rate were determined to be less than the arm’s length rate, the subordinated notes could be treated as issued with OID.
Subsequent issuances of subordinated notes may adversely affect your tax treatment.
     The indenture governing our subordinated notes provides that, in the event there is a subsequent issuance of subordinated notes having terms that are otherwise identical (other than issuance date) to the subordinated notes represented by the IDSs and we determine that the subsequent issuance should be assigned a new CUSIP number, each then current holder of IDSs or separately held subordinated notes, as the case may be, agrees that a portion of such holder’s subordinated notes will be exchanged for a portion of the subordinated notes acquired by the holders of such subsequently issued subordinated notes. We intend to use a new CUSIP number for any issuance of subordinated notes that our board of directors determines are issued with OID, and any issuance of subordinated notes after subordinated notes that our board of directors determines are issued with OID. Consequently, immediately following such a subsequent issuance of subordinated notes, each holder of subordinated notes, held either as part of IDSs or separately, and each holder of existing subordinated notes, held either as part of IDSs or separately, will own a unit composed of a proportionate percentage of both the old subordinated notes and the newly issued subordinated notes. Therefore, subsequent issuances of subordinated notes with OID pursuant to an IDS offering by us may adversely affect your tax treatment by increasing the OID, if any, that you were previously accruing with respect to the subordinated notes represented by your IDSs. Because any newly issued subordinated notes may be issued with OID, the IRS may assert that you have exchanged a portion of your subordinated notes, whether held as part of IDSs or separately, for newly issued subordinated notes in a taxable exchange for U.S. federal income tax purposes. In such case, you could recognize gain on the deemed exchange, but any loss realized would likely be disallowed. Although there is no legal authority directly addressing the issue, we believe it is more likely than not that an exchange of subordinated notes for subsequently issued subordinated notes will not result in a taxable exchange for U.S. federal income tax purposes.
     Following any subsequent issuance of subordinated notes, we (and our agents) will report any OID on the subordinated notes which are part of then outstanding IDSs ratably among all holders of IDSs and separately held subordinated notes, and each holder of IDSs and separately held subordinated notes will, by purchasing IDSs, agree to report OID in a manner consistent with this approach. However, there can be no assurance that the IRS will not assert that any OID should be reported only to the persons that initially acquired such subsequently issued subordinated notes (and their transferees). In such case, the IRS might further assert that, unless a holder can establish that it is not a person that initially acquired such subsequently issued subordinated notes (or a transferee thereof), all of the subordinated notes held by such holder have OID. Any of these assertions by the IRS could create significant uncertainties in the pricing of IDSs and subordinated notes and could adversely affect the market for IDSs and subordinated notes.
If we subsequently issue subordinated notes with significant OID, we may not be able to deduct all of the interest on those subordinated notes.
     If subordinated notes we issue in a subsequent offering are issued at a discount to their face value, they may be deemed to have “significant OID” and thus be classified as “applicable high yield discount obligations,” or AHYDOs. If any such subordinated notes were so treated, a portion of the OID on the subordinated notes would be non-deductible by us and the remainder would be deductible only when paid. This treatment would have the effect of increasing our taxable income and may adversely affect our cash flow available for interest payments and distributions to our securityholders.
A subsequent issuance of subordinated notes may reduce the amount you can recover upon an acceleration of the payment of principal due on the subordinated notes or in the event of our bankruptcy.
     Under New York and federal bankruptcy law, holders of subordinated notes the fair market value of which, at the time of issuance, is less than their stated principal amount may not be able to collect the portion of their stated principal amount that represents the unamortized portion of such difference as at the acceleration or filing date in the event of an acceleration of the subordinated notes or a bankruptcy of Centerplate prior to the maturity date of the subordinated notes. As a result, an automatic exchange that results in a holder receiving a subordinated note with OID could have the effect of ultimately reducing the amount the holder can recover from us in the event of an acceleration or bankruptcy.

Risks Relating to our Business and the Industry
If we were to lose any of our largest clients, our net sales would decline significantly.
     Our net sales would significantly decline if we lost any of our largest clients, representing a few key facilities. For fiscal 2006:
•	our largest client, the New York Yankees, accounted for approximately 9.6% of our net sales;

•	our three largest clients together accounted for approximately 18.9% of our net sales;

•	our 10 largest clients together accounted for approximately 39.9% of our net sales; and

•	our 20 largest clients together accounted for approximately 59.0% of our net sales.
     Our contract with the New York Yankees covers the existing Yankee Stadium and is currently scheduled to expire on December 31, 2008. Although the contract provides us with an option to extend its term through 2009, the option is not available to us if the Yankees will be playing their home games in a newly-constructed stadium in 2009. In August 2006 the Yankees broke ground on a new stadium that is reported to be on schedule for opening in April 2009. We do not know what our role, if any, will be with respect to the new Yankee Stadium.
     We cannot assure you that our ongoing efforts to seek additional net sales by renewing existing contracts and entering into new contracts will be successful or that such additional net sales will fully offset the loss of Adjusted EBITDA we may experience in the event of the loss of any of our largest clients. In addition, if we do not succeed in replacing Adjusted EBITDA on a timely basis, we might fail to meet the financial ratio requirements under our credit facility if we are unable to obtain a waiver from our senior lenders. For more information concerning the potential consequences of a failure to meet financial ratios, see “Risk Factors — We may not be able to satisfy certain financial ratios for the payment of dividends under our credit facility.”
Our ability to grow is limited by our capital structure and dividend policy and our reliance on other financing sources.
     A substantial portion of our cash earnings is required to service our debt and maintain our existing client base. Our ability to continue to expand our business depends upon our future cash flow from operations after dividends and maintenance capital expenditures. Because of the amount of cash distributed to our holders of IDSs (or common stock and subordinated notes represented thereby) under our capital structure, we are more dependent upon our ability to borrow funds under our credit facility and to obtain other third-party financing to fund our growth. We cannot assure you that such financing will be available to us on favorable terms or at all.
Future strategic transactions, such as acquisitions or joint ventures, may require significant resources or result in significant losses, costs or liabilities.
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
     Future strategic transactions, such as acquisitions or joint ventures, could entail a number of other risks, including, without limitation, difficulties in integrating operations, unfamiliarity with new areas of business, increased operating costs, exposure to liabilities, regulatory risks and diversion of management’s attention from operating our business.
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

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2007.

Centerplate, Inc.

By: Name:	/s/ Kevin F. McNamara Kevin F. McNamara
Title:	Chief Financial Officer