Form 10-K
period 2008-01-01
Centerplate, Inc.
filed 2008-03-17
CIK 1086774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 001-31904
CENTERPLATE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	13-3870167 (I.R.S. Employer Identification No.)

2187 Atlantic Street Stamford, Connecticut 06902 (Address of principal executive offices, including zip code)	(203) 975-5900 (Registrant’s telephone number, including area code)

http://www.centerplate.com
(Registrant’s URL)

Securities of Centerplate, Inc. registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of Each Exchange on Which Registered

Income Deposit Securities (representing shares of common stock and subordinated notes)	American Stock Exchange Toronto Stock Exchange

Securities of Centerplate, Inc. registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the Income Deposit Securities (“IDSs”) held by non-affiliates of Centerplate, Inc. as of July 2, 2007 was approximately $291,816,022. For purposes of this disclosure, IDSs held by persons who hold more than 5% of the outstanding IDSs and IDSs held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates.

The number of shares of common stock of Centerplate, Inc. outstanding as of March 17, 2008 was 20,981,813.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2008 annual meeting of securityholders, which is expected to be filed with the Securities and Exchange Commission not later than April 30, 2008, are incorporated by reference into Part III of this Annual Report on Form 10-K. In the event that such proxy statement is not filed by April 30, 2008, the required information will be filed as an amendment to this Annual Report on Form 10-K no later than that date.

CENTERPLATE, INC.

FISCAL YEAR 2007
Form 10-K

ANNUAL REPORT

*	Incorporated by reference to the registrant’s definitive proxy statement for its 2008 annual meeting of securityholders, which proxy statement is expected to be filed not later than April 30, 2008.

PART I

Introductory Note

Throughout this Annual Report on Form 10-K, we refer to Centerplate, Inc., a Delaware corporation, as “Centerplate,” and, together with its consolidated subsidiaries, as “we,” “our” and “us,” unless otherwise indicated. Any reference to “VSA” refers to our wholly owned subsidiary, Volume Services America, Inc., a Delaware corporation, and its consolidated operations, unless otherwise indicated. In addition to VSA, Centerplate’s subsidiaries include Volume Services, Inc., or VSI, and Service America Corporation, or Service America, each a Delaware corporation, and others. Centerplate is a holding company and has no direct operations. Our principal assets are the capital stock of VSA and any intercompany notes owed to Centerplate, all of which have been pledged to the creditors under the VSA credit facility, which we sometimes refer to as “our credit facility.”

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

Overview

We are a leading provider of food and related services, including concessions, catering and merchandise services, in sports facilities, convention centers and other entertainment facilities throughout the United States and in Canada. Based on the number of facilities served, we are one of the largest providers of food and beverage services to a variety of recreational facilities in the United States and are:

•	The largest provider to National Football League (“NFL”) facilities (11 teams as of February 2008);

•	The third largest provider to Major League Baseball (“MLB”) facilities (7 teams);

•	The largest provider to minor league baseball and spring training facilities (30 teams); and

•	One of the largest providers to major convention centers, which we define as those with greater than approximately 300,000 square feet of exhibition space (11 centers).

We have a large, diversified client base, serving 131 facilities as of January 1, 2008, and the average length of these client relationships is over 18 years. Our contracts are typically long-term and exclusive. There can be no assurance, however, that any contract will be renewed after its stated expiration date.

We have provided our services to several of the highest profile sporting and other events, including (as of January 1, 2008):

•	24 World Series games;

•	nine U.S. Presidential Inaugural Balls;

•	11 Super Bowls (including Super Bowl XLII held on February 3, 2008);

•	nine NCAA Final Four Men’s Basketball Tournaments; and

•	14 World Cup Soccer games.

History

We, including our subsidiaries and their predecessors, have been in operation for over 35 years. Centerplate was organized as a Delaware corporation on November 21, 1995 under the name VSI Acquisition II Corporation. In August 1998, through our wholly owned subsidiary, VSA, the parent company of VSI, then one of the leading suppliers of food and beverage services to sports facilities in the United States, we acquired Service America, then one of the leading suppliers of food and beverage services to convention centers in the United States. This acquisition allowed us to enter the convention center market with a significant presence in major convention centers and resulted in our having a substantially more diversified client base and revenue stream. As a result of this acquisition, in October 1998 we changed our corporate name to Volume Services America Holdings, Inc. In October 2004, we changed our corporate name to our current name, Centerplate, Inc.

Strategic Initiatives and Infrastructure Development

Our industry position and experience have enabled us to effectively evaluate and select opportunities for growth. We have implemented four strategic initiatives that we believe have helped to differentiate us from our competitors. These four initiatives are: culinary excellence, speed of service, branded products and innovative facility design.

Culinary excellence

A “culinary leadership network” of our most talented chefs oversees culinary hiring and menus. The group focuses on providing fresh products, unique-to-venue experiences and interactive presentations. The group has implemented a culinary education program where the executive chefs from all of our venues are trained in our approach to maintaining high culinary standards and techniques. We recently hired a vice president-culinary development, who will work with our corporate executive chef and our culinary leadership team to promote innovation in our current venues and design innovative quick service and restaurant concepts.

Speed of service

We have implemented technological advances designed to improve speed and quality of service in our venues, such as the enhancement or introduction of credit card capabilities or the installation of TurboTap®, an improved beer tap that pours draft beer up to four times faster than conventional taps, with the correct proportion of liquid beer and foam. TurboTap® reduces waiting times for our customers. We have installed TurboTap® in all of our MLB venues and most of our NFL venues.

Branded products

We offer a variety of well-recognized branded food service products, as well as in-house brands unique to Centerplate’s facilities. We have also developed strategic alliances with locally-based restaurants and other food service providers to offer regional specialties that reflect the character of a particular venue.

Innovative facility design

We work closely with our clients in designing or renovating the portion of the facilities where we provide our services. We use our in-house design and construction capabilities in partnership with outside architects and designers to create state-of-the-art restaurant and concession facilities in a variety of settings.

Infrastructure Development and Strategic Directions

Under the management structure we instituted in late 2006, the services provided at each facility are overseen by a hub vice president, in charge of all our facilities in a particular region or locality, and a line of business expert, who is in charge of improving services at the particular type of facility — stadiums, convention centers, arenas and other attractions. The new structure seeks to better utilize our resources at a regional level and to share operational enhancements across the organization.

In the course of our business, we continuously explore and evaluate opportunities to partner creatively with companies that provide the same, similar or complementary services, or that own or operate sports, convention center or other entertainment venues, in order to enhance our existing operating platforms, achieve operational efficiencies or expand our product offerings. We recently entered into a joint venture in which we own a controlling interest in Harry’s Tap Room, a restaurant joint venture that currently operates in one free-

standing location in Arlington, Virginia, and two locations in Dulles Airport. Through this joint venture we expect to develop the Harry’s Tap Room brand within our current facilities as well as in the broader restaurant category.

In the future, we could acquire another business or enter into a significant joint venture or other transaction that could expand the scope of our business and that could be material. There can be no assurance that we will enter into any material acquisition or joint venture or be able to negotiate favorable transaction terms. We may have difficulty entering into strategic transactions because of our capital structure, and we may encounter various risks in pursuing or completing those transactions. See “Risk Factors — Future strategic transactions, such as acquisitions or joint ventures, may require significant resources or result in significant losses, costs or liabilities.”

Services and Clients

Services

We provide food, merchandise and related services, including concessions and catering that are tailored to the needs of our clients. Our principal services include food and beverage concession and catering services in sports and other entertainment facilities, small- to large-scale banquet catering and food court operations in convention centers and in-facility restaurants and catering across the range of facilities that we serve. In operating food courts in our facilities, we typically provide concession services from several different locations that sell a variety of specialty food and beverages, including nationally branded food and beverage products as well as locally provisioned food and beverage elements specific to the individual host city.

We provide merchandise services at many of the facilities where we also provide food and related services; in addition, there are some facilities where we only provide merchandise services.

We also provide full facility management services at four facilities. These services include event planning and marketing, maintenance, ticket distribution, program printing and advertising and licensing rights for the facility.

We are responsible for all personnel, inventories, purchasing and food preparation where we provide our services.

We work in partnership with many of our clients to build our shared business by designing or renovating the area of the facilities we serve where we believe there is an opportunity for additional revenue growth through updated design and additional points of sale. Using our in-house capabilities along with outside consultants, architects and designers, we designed and constructed state-of-the-art concession and restaurant facilities and a flagship team store at the new Prudential Center, home of the NHL’s New Jersey Devils. We partnered with the Tampa Bay Rays to redesign the concession facilities and team store and renovated a party deck overlooking the field. In merchandising, we redesigned the team stores at LP Field, home of the Tennessee Titans, and Joker Marchant Stadium, spring training home of the Detroit Tigers and the Lakeland Flying Tigers. Currently, we are working with the Washington Nationals in the design and construction of the food concessions, restaurant and team store for their new stadium scheduled to open for the 2008 baseball season. We are also partnering with the Orange County Convention Center where we will begin operations in August 2008, to redesign their food service facilities and add innovative menu concepts to enhance the guest experience.

Clients

We typically provide services in our clients’ facilities pursuant to long-term contracts that grant us the exclusive right to provide certain food and beverage products and services and, under some contracts, merchandise products and other related services within the facility. In addition, we have contracts where we have the exclusive right to provide only merchandise services. As of January 1, 2008, our contracts had an overall average, weighted by net sales generated by each contract, of approximately 5.1 years left to run before their scheduled expiration, representing approximately 5.2, 5.8 and 2.4 years for sports facilities, convention centers and other entertainment facilities, respectively. The overall average, weighted by the number of contracts, and not by net sales, was approximately 4.2 years left to run before scheduled expiration, representing approximately 4.2, 4.4 and 3.7 years for sports facilities, convention centers and other entertainment facilities, respectively.

We typically renegotiate existing contracts prior to their expiration. From 2003 through 2007, contracts came up for renewal that generated, on average, approximately 18.6% of our net sales for each year. During this period, we retained contracts up for renewal that generated, on average, approximately 90.3% of our net sales for each year, which together with the contracts that did not come up for renewal accounted for, on average, approximately 98.2% of our net sales for each year. As of January 1, 2008, we had been providing services to our clients’ facilities for an average of approximately 18 years. Four of our major accounts — Yankee Stadium, Qualcomm Stadium in San Diego, home of the Chargers, Arrowhead Stadium in Kansas City, home of the Chiefs, and Kauffman Stadium in Kansas City, home of the Royals — have been our accounts for more than 30 years. However, there can be no assurance that any contract will continue beyond its scheduled expiration.

For fiscal 2007, our largest client, Yankee Stadium, accounted for approximately 9.6% of our net sales; our three largest clients together accounted for approximately 20.4% of our net sales; our 10 largest clients together accounted for approximately 40.3% of our net sales; and our 20 largest clients together accounted for approximately 59.8% of our net sales. Our contract with the New York Yankees covers the existing stadium, which is expected to be in operation through 2008. See “Risk Factors — If we were to lose any of our largest clients, our net sales would decline significantly.”

We have no operations or assets in any foreign country other than Canada. During fiscal 2007, our Canadian net sales and Canadian long-lived assets accounted for approximately 4.2% and 1.1%, respectively, of our total net sales and long-lived assets.

The following chart shows the number of our contracts scheduled to expire in the three years beginning January 2, 2008, by year and by primary facility category, and the percentage of fiscal 2007 net sales attributable to the contracts expiring in each year.

	2008	2009	2010

Facility Category
Sports facilities	17	10	11
Convention centers	2	6	7
Other entertainment facilities	6	7	3
Total number of contracts	25	23	21
Percentage of fiscal 2007 net sales	19.4%	14.4%	12.5%

Facilities

Sports Facilities

As of January 1, 2008, we have contracts to provide food, merchandise and related services, including catering, concessions and design services in 78 sports facilities, including stadiums and arenas throughout the United States and in Canada. The stadiums and arenas in which we provide our services seat from approximately 7,500 to 100,000 persons and typically host sporting events such as NFL and college football games, MLB or minor league baseball games, NBA and college basketball games, NHL and minor league hockey games, concerts, ice shows and circuses. These facilities may also host conventions, trade shows and meetings. For fiscal 2007, sports facility contracts accounted for approximately 65.8% of our net sales.

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

Our contracts for sports facilities are typically for terms ranging from 5 to 20 years. In general, stadium and arena contracts require a larger up-front or committed future capital investment than contracts for convention centers and other entertainment facilities and typically have a longer contract term. In addition, some sports facility contracts require greater capital investment than others and we typically receive a more favorable commission structure at facilities where we have made larger capital investments.

The following chart lists alphabetically all of our major league sports facility tenants as of January 1, 2008:

				Seating
Facility Name	Location	Sports Team Tenant	Sport	Capacity

Arrowhead Stadium	Kansas City, MO	Kansas City Chiefs	NFL	79,000
AT&T Park	San Francisco, CA	San Francisco Giants	MLB	42,000
FedEx Field	Landover, MD	Washington Redskins	NFL	92,000
HHH Metrodome	Minneapolis, MN	Minnesota Vikings	NFL	64,000
		Minnesota Twins	MLB	44,000
INVESCO Field at Mile High Stadium	Denver, CO	Denver Broncos	NFL	76,000
Kauffman Stadium	Kansas City, MO	Kansas City Royals	MLB	40,600
Louisiana Superdome	New Orleans, LA	New Orleans Saints	NFL	70,054
Monster Park	San Francisco, CA	San Francisco 49ers	NFL	68,000
Nationals Park	Washington, DC	Washington Nationals	MLB	41,200
New Orleans Arena	New Orleans, LA	New Orleans Hornets	NBA	18,500
Palace of Auburn Hills	Auburn Hills, MI	Detroit Pistons	NBA	21,000
Qualcomm Stadium	San Diego, CA	San Diego Chargers	NFL	71,400
RCA Dome	Indianapolis, IN	Indianapolis Colts	NFL	60,000
Safeco Field	Seattle, WA	Seattle Mariners	MLB	47,145
LP Field	Nashville, TN	Tennessee Titans	NFL	68,500
Tropicana Field	St. Petersburg,	Tampa Bay Rays	MLB	48,500
University of Phoenix Stadium	Glendale, AZ	Arizona Cardinals	NFL	63,400
Xcel Energy Center	St. Paul, MN	Minnesota Wild	NHL	18,064
Yankee Stadium	New York, NY	New York Yankees	MLB	55,000

Convention Centers

As of January 1, 2008, we have contracts to provide services in 29 convention centers, including 10 major convention centers such as the Colorado Convention Center, the San Diego Convention Center and the Jacob K. Javits Convention Center in New York City. Food and related services we provide at convention centers typically include catering, operating food courts, assisting in planning events and assisting in marketing the clients’ facilities. For fiscal 2007, convention center contracts accounted for approximately 26.6% of our net sales.

Catering services consist primarily of providing large-scale banquet services for functions held in the convention centers’ ballrooms and banquet halls. We are equipped to tailor our services for small groups and for groups of up to several thousand persons in each facility. To cater meals in facilities for larger groups, we may draw, as needed, on the services of our chefs, event managers and other Centerplate employees throughout the region in which the facility is located. In operating food courts in convention centers, we typically provide concession services from several different locations that sell a variety of specialty foods and beverages, including nationally-branded, franchised food and beverage products.

Our contracts with convention centers are generally for a shorter term than our contracts for sports facilities, ranging from 5 to 10 years in length, on average. We typically receive a more favorable commission structure at facilities where we have made larger capital investments.

The following chart lists alphabetically our largest contracts within the convention center category based on fiscal 2007 net sales:

		Size
		(Approx.
Facility Name	Location	Sq. Ft.) (1)

Colorado Convention Center	Denver, CO	584,000
Dallas Convention Center	Dallas, TX	1,019,142
Indiana Convention Center	Indianapolis, IN	493,123
Jacob K. Javits Center	New York, NY	814,400
Kentucky Fair & Expo Center	Louisville, KY	1,297,000
San Diego Convention Center	San Diego, CA	616,363
San Jose McEnery Convention Center	San Jose, CA	223,000
Walter E. Washington Convention Center	Washington, DC	725,000

(1)	Source: Tradeshow Week’s Major Exhibit Hall Directory 2006.

Other Entertainment Facilities

As of January 1, 2008, we have contracts to provide a wide range of food and related services in 24 other entertainment facilities located throughout the United States. Such facilities include horse racing tracks, music amphitheaters, motor speedways, skiing facilities and the Los Angeles Zoo in California.

Our services vary widely among our other entertainment facilities. We primarily provide concession services at our zoo and music amphitheaters, high-end concession services at music amphitheaters and in-facility restaurants, food courts and catering services at horse racing tracks. For fiscal 2007, contracts to serve these other entertainment facilities accounted for approximately 7.6% of our net sales.

The duration, level of capital investment required and commission or management fee structure of the contracts for these other entertainment facilities vary from facility to facility. We typically receive a more favorable commission structure at facilities where we have made larger capital investments.

The following chart lists alphabetically our largest contracts within the other entertainment facilities category based on fiscal 2007 net sales:

Facility Name	Location	Venue Type

Bridgeport Arena	Bridgeport, CT	Arena
DTE Energy Music Theatre	Auburn Hills, MI	Amphitheater
Los Angeles Zoo	Los Angeles, CA	Zoo
National Hot Rod Association	FL, GA, IN, OH	Speedways
New York Racing Association (Belmont Park Racetrack, Aqueduct Racetrack and Saratoga Race Course)	NY	Horse Racetracks
Verizon Wireless Amphitheater	Irvine, CA	Amphitheater

Client Contracts

We generally enter into one of three types of contracts with our clients: profit and loss contracts, profit sharing contracts and management fee contracts. Although our contracts generally fall into one of these three categories, any particular contract may contain elements of any of the other types as well as other features unique to the particular contract. We draw on our substantial operational and financial experience in attempting to structure contracts to include a mix of up-front fees, required capital investment and ongoing commissions to our customers.

Profit and Loss Contracts

Under profit and loss contracts, we receive all of the net sales and bear all of the expenses from the provision of services at a facility. These expenses include commissions paid to the client, which are typically calculated as a fixed or variable percentage of various categories of sales. While we benefit from greater upside potential with profit and loss contracts, because we are entitled to retain all profits from the provision of our services at a facility after paying expenses, including commissions to the client, we are responsible for all associated costs, and, therefore, we are also responsible for any losses incurred. We consequently bear greater risk with a profit and loss contract than with a profit sharing or management fee contract. In order to achieve our anticipated level of profitability on a profit and loss contract, we must carefully monitor and control our operating expenses and obtain price increases commensurate with our cost increases. As of January 1, 2008, we served 107 facilities under profit and loss contracts, which accounted for approximately 77.8% of our net sales in fiscal 2007.

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

Profit Sharing Contracts

Profit sharing contracts are generally profit and loss contracts with the feature that the commission paid to the client is in whole or in part a specified percentage of the profits generated by our concessions operation in the relevant facility. In calculating profit for those purposes, expenses include commissions payable to the client that are not based on profits. These commissions are typically calculated as a fixed or variable percentage of various categories of sales. In addition, under certain profit sharing contracts, we receive a fixed fee prior to the determination of profits under the contract. As of January 1, 2008, we served 22 facilities under profit sharing contracts, which accounted for approximately 21.9% of our fiscal 2007 net sales.

Management Fee Contracts

Under our management fee contracts, we receive a management fee, calculated as a fixed dollar amount, or a fixed or variable percentage of various categories of sales, or some combination of both. In addition, our management fee contracts entitle us to receive incentive fees based upon our performance under the contract as measured by factors such as net sales or operating costs. We are reimbursed for all of our on-site expenses under these contracts. The benefit of this type of contract is that we do not bear the risks associated with the provision of our services in the facility. However, as a result of this reduced risk, we also have reduced upside potential as we do not share in any profits. As of January 1, 2008, we served 2 facilities under management fee contracts, which accounted for approximately 0.3% of our fiscal 2007 net sales.

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

Our primary sales goals are to obtain renewals of existing contracts and add new contracts. To this end, we utilize an internal tracking system, trade publications and other industry sources, and consult with our on-site general managers to identify information about both new and expiring contracts.

As a result of many years of experience in the industry, we have developed relationships with a wide variety of participants in the industry, including the general managers of public and private facilities, league and team owners, event sponsors and a network of consultants often hired by facility owners to formulate bid specifications.

Members of our management team maintain memberships in various industry trade associations. Substantially all of our potential clients in publicly controlled facilities are members of these trade groups.

Competition

Competitors

Our industry is highly fragmented and competitive, with several national and international food service providers as well as a large number of smaller independent businesses serving discrete local and regional markets and competing in distinct areas.

Our principal competitors for food and beverage contracts are other national and international food service providers, including ARAMARK Corporation, Boston Culinary Group, Delaware North Corporation, Levy Restaurants (which is currently owned by Compass Group plc.), Ovations Food Services and Sodexho USA. In addition, for merchandise contracts, we also compete with Facility Management Inc., XP Events and Maingate. We also face competition from regional and local service contractors, some of which are better established within a specific geographic region and some of which are partially or wholly owned subsidiaries of our larger, major competitors. Existing or potential clients may also elect to “self operate” their food services, eliminating the opportunity for us to compete for the account.

We compete primarily to provide food, merchandise and other related services at sports, entertainment and meeting facilities. Our competitors often operate more narrowly, for example, in catering only, or more broadly, e.g., in food services in other kinds of facilities and in other services altogether.

Competition for Contracts

Contracts are generally gained and renewed through a competitive bidding process. We selectively bid on contracts to provide services in both privately owned and publicly controlled facilities. Negotiations of contracts for privately owned facilities are generally competitive in nature, with several other large national competitors submitting proposals. Contracts for publicly controlled facilities are generally awarded pursuant to a request-for-proposal process. Successful bidding on contracts for such publicly controlled facilities often requires a long-term effort focused on building relationships in the community in which the venue is located. We compete primarily on the following factors: financial terms, including the ability to make capital investments, and commission structures; creativity and service innovation; strategic approach; quality of products and services; and reputation in the industry. Some of our competitors may be prepared to accept less favorable financial returns than we are when bidding for contracts. A number of our competitors also have substantially greater financial and other resources than we have.

Suppliers

To supply our food and beverage operations, we have a national distribution contract with SYSCO Corporation as well as contracts with the manufacturers of many of the products that are distributed by

SYSCO. We do not believe that we are substantially dependent on our contract with SYSCO. We believe that if the SYSCO contract were terminated or not renewed, we could obtain comparably-priced alternative distribution services of these products from the national competitors of SYSCO, such as US Foodservice, and independent distributors that have entered into a national alliance, such as Distributor Marketing Alliance and Uni-Pro, or from the network of local suppliers discussed below from which we are currently purchasing some of our food, beverage and disposable non-alcoholic products. For our merchandise operations, we utilize several major licensed companies to supply our products.

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

From time to time we engage local, regional and national subcontractors who provide food, beverages, merchandise or other services at our and our client’s behest, and from whom we collect a portion of revenue, depending upon contractual arrangements with the subcontractor and the client.

Controls

Because a large portion of our business is transacted in cash, principally food and beverage concessions and food court operation sales, we maintain stringent inventory and cash controls. We typically record inventory levels before and after each event to determine if the sales recorded match the decline in inventory. The process is typically completed within hours of conclusion of the event so that any discrepancy can generally be traced to either specific points of sale or control processes set up throughout the facility. We also run yield reports on food supplies on a monthly basis to determine if there is any significant difference between inventory and sales. In addition, for merchandise, we utilize reports from our point-of-sale system and compare against our monthly inventory reports to determine variances and shrinkage.

Employees

As of January 1, 2008, we had approximately 1,550 full-time employees. Of these, approximately 650 provide on-site administrative support and supervision in the facilities we serve, approximately 800 provide a variety of services (for example, food preparation, warehousing and merchandise sales) in those facilities, and approximately 100 provide management and staff support at the corporate and regional levels. During fiscal 2007, we had approximately 27,500 employees who were part-time or hired on an event-by-event basis. The number of part-time employees varies significantly over the course of each year because of the seasonal nature of our business.

As of January 1, 2008, approximately 35% of our employees, including full and part-time employees, were covered by collective bargaining agreements with several different unions. We have not experienced any significant interruptions or curtailments of operations due to disputes with our employees and we consider our labor relations to be good. We have hired, and expect to continue to hire, a large number of qualified, temporary workers at particular events.

Seasonality of Operations

Our sales and operating results have varied, and are expected to continue to vary, from quarter to quarter, as a result of factors that include the seasonality of sporting and other events, the unpredictability in the number, timing and type of new contracts, the timing of contract expirations, special events and the level of attendance at events in the facilities which we serve.

Business in the principal types of facilities that we serve is seasonal in nature. MLB and minor league baseball-related sales are concentrated in the second and third quarters; the majority of NFL-related activity occurs in the fourth quarter; and convention centers and arenas generally host fewer events during the summer months. Consequently, our results of operations are typically lowest in the first quarter and highest in the third quarter.

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

Our Secondary Offering

On December 5, 2007, we completed the secondary offering of 2,517,818 IDSs on behalf of our initial equity investors, who were affiliated with General Electric Capital Corporation (“GE Capital”) and The Blackstone Group L.P. (“Blackstone”). As a result of this offering, GE Capital and Blackstone no longer hold an interest in our equity securities, and all of our common stock is held as a component of our IDSs. For further information concerning the offering, see Note 10, Demand for Registration, in the Notes to our Consolidated Financial Statements and Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations — Other Relationships.”

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

An investment in the IDSs, and the shares of our common stock and our subordinated notes represented by the IDSs involves a number of risks. There are a number of important factors that could affect our business and future operating results, including without limitation, the factors set forth below. The information contained in this annual report should be read in light of such factors.

Risks Relating to the IDSs and the Shares of Common Stock and Subordinated Notes Represented by the IDSs

We have substantial indebtedness, which could restrict our ability to pay interest and principal on the subordinated notes, restrict our ability to pay dividends or impact our financing options and liquidity.

Our ability to make distributions, pay dividends or make other payments is subject to applicable law and contractual restrictions contained in the instruments governing our indebtedness. The degree to which we are leveraged also could adversely affect your interests as IDS holders because:

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

While our credit facility contains total leverage, senior leverage and interest coverage maintenance covenants that restrict our ability to incur debt, the indenture governing the subordinated notes allows us to issue an unlimited amount of subordinated notes so long as we issue additional shares of common stock in the appropriate proportionate amounts to represent additional IDSs.

As of January 1, 2008, we had fixed rate long-term debt of $119.6 million in subordinated notes represented by the IDSs, and variable rate term loans and outstanding revolver borrowings of $104.8 million and $29.5 million, respectively.

We would be required to suspend dividend and interest payments if we are unable to satisfy certain financial ratios under our credit facility, which would reduce the yield on the IDSs. and would likely cause the market value of the IDSs to decline.

In order to pay dividends (including dividends from current and accumulated earnings and profits, calculated in accordance with the Internal Revenue Code of 1986, as amended, as well as dividends that for tax purposes are treated as nontaxable returns of capital), in 2008, our credit facility requires us to have an interest coverage ratio of at least 2.00:1.00, a senior leverage ratio of less than 2.15:1.00, and a total leverage ratio of less than 4.65:1.00, in each case as of the end of the fiscal month preceding the month in which a dividend is declared. In order to prevent deferral of interest on our subordinated notes, our credit facility requires us to on the same dates meet the following ratios: an interest coverage ratio of at least 1.90:1.00; a senior leverage ratio of less than 2.30:1.00; and a total leverage ratio of less than 4.95:1.00. Our ability to meet these ratios could be affected by the loss of significant contracts, the failure to generate new business, unexpected liabilities, increased expenses, increased interest costs due to additional revolver borrowings or higher interest rates on our credit facility, general economic conditions (including possibly lower business and consumer spending in fiscal 2008) or other events affecting our operations.

Our interest coverage ratio, which compares our Adjusted EBITDA (as defined in the credit facility) to interest expense over a trailing 12-month period, will be negatively impacted by the additional interest payable on the subordinated notes issued under the secondary offering that we completed in December 2007 (see Note 10, Demand for Registration, in our Notes to the Consolidated Financial Statements), as well as fees incurred in connection with the waiver and possible amendment described below. As the ratio takes into account interest actually accrued on a trailing 12-month basis, the full impact of the additional interest on the subordinated notes will not be reflected in the interest coverage ratio until after a full year of interest has been paid.

In March 2008, we obtained a waiver and amendment of certain provisions of the credit agreement temporarily affecting the calculation of the senior leverage ratio that must be achieved in order to pay dividends. The waiver and amendment was necessitated in part by an unexpected decline in cash flow from operations, driven primarily by a decrease in revenues generated at our convention centers that we began to experience in January 2008, as well as a more stringent senior leverage ratio requirement for the payment of dividends under the credit agreement in 2008. We are currently seeking a permanent amendment to the credit agreement to enable us to meet the ratio requirements for the payment of dividends and to give us the necessary flexibility to address business needs that may arise from time to time with respect to cash flow and capital expenditures due to variations in when events occur or accounts come on line. No assurance can be given as to whether we can obtain this amendment, or whether it will be adequate to enable us to pay dividends in the future.

If we are unable to obtain this amendment, we will need to suspend dividend payments beginning in April 2008 until we can meet the ratio requirements for the payment of dividends under our credit facility. In addition, if our operating results are adversely impacted, we may have to defer interest on our subordinated notes if we are unable to meet the required ratios under the credit facility. The suspension of dividend payments and deferral of interest would most likely cause a decline in the market price of the IDSs.

Our credit facility and the indenture governing our subordinated notes contain other limits on our ability to pay dividends.

Our credit facility limits the amount of dividends that we may pay to “distributable cash,” plus a specified “projected annual dividend shortfall amount” (each as defined in the credit facility), and amounts in the Dividend/CapEx Funding Account and CapEx Funding Account that are established under the credit facility. Distributable cash is computed as Adjusted EBITDA (as defined in the credit facility), less interest and principal payments on our indebtedness, capital expenditures made in cash, cash income tax payments and certain administrative expenses, in each case for the preceding 12 months. We cannot assure you that we will have enough distributable cash as required by this covenant. We may attempt to increase the amount of our distributable cash by decreasing other expenditures, which could have an adverse effect on our business.

In addition, we are subject to limitations on the payment of dividends under the indenture governing our subordinated notes. The dividends we pay are, in general, limited to a percentage of our “excess cash,” which, with respect to any period, is defined as our Adjusted EBITDA (as defined in the indenture) reduced by cash interest expense and cash income tax expense, in each case for the period. We are also prohibited from paying dividends during any interest deferral period under the indenture or while any deferred interest (including interest on deferred interest) from a prior interest deferral period remains unpaid.

Our ability to pay dividends or current installments of interest on the subordinated notes in 2008 or thereafter could be affected by economic downturn or other factors that are difficult to predict.

Because our credit facility requirements for the payment of dividends or current installments of interest on the subordinated notes are stringent, and must be measured on a monthly basis, our ability to comply with these requirements can be affected by relatively small variations in our revenues or expenses, as well as changes in the timing of revenues and expenses. In early 2008, we experienced an unexpected decline in our revenues, particularly from convention centers, which could be attributable to an overall decline in business and consumer spending. Our levels of Adjusted EBITDA, which is one factor in calculating financial ratios under our credit facility, could be adversely affected by a continuing economic downturn that resulted in fewer or less elaborate events being held at our facilities, lower attendance at events, or reduced per capita spending among attendees.

We could also be further impacted by increases in food and other commodity prices or increased employee costs. Many of our contracts with clients restrict our ability to raise prices to match increased costs, and this would contribute to the adverse effect of unfavorable economic conditions. Higher prices could also discourage per capita spending. In addition, insolvency or financial distress experienced by any of our clients or significant vendors could increase our costs or result in a loss of earnings.

As indicated above, we are currently seeking a permanent amendment to our credit facility to give us greater flexibility with respect to the ratios required to be met to allow us to pay dividends, and we will need this amendment in order to pay dividends in April 2008. However, no assurance can be given as to whether we will obtain such an amendment or whether it will be adequate to enable us to pay dividends or current installments of interest on the subordinated notes in the future, including in the event of further economic downturn.

We are not required to pay any dividends and our board of directors may decide not to pay dividends at any time, for any reason.

Dividend payments are not guaranteed and are within the absolute discretion of our board of directors. Future dividends with respect to shares of our capital stock, if any, will depend on a number of factors, including but not limited to our results of operations, cash requirements, financial condition, contractual restrictions, business opportunities, level of contract renewals, provisions of applicable law and other factors that our board of directors may deem relevant. There is no requirement that we pay dividends, even if we have the cash available to do so. Our board of directors may decide not to pay dividends at any time and for any reason. Our board of directors is free to depart from or change our dividend policy at any time and could do so, for example, if it were to determine that we had insufficient cash to take advantage of growth opportunities.

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

For U.S. income tax purposes, we do not have accumulated earnings and profits, calculated in accordance with the Internal Revenue Code of 1986, as amended, and our annual dividends exceed any anticipated current earnings and profits. All dividends paid since fiscal 2005 have been treated as a return of capital for U.S. income tax purposes. Because of the lack of accumulated earnings and profits, and the amount of our dividends relative to any anticipated earnings and profits, we expect that at least a portion of our dividends will be treated as a return of capital for the foreseeable future. To the extent that the amount of dividends paid to you exceeds our current and accumulated earnings and profits, it will be treated as a tax-free return of your tax basis in the shares of common stock and thereafter as capital gain.

Our dividend policy may negatively impact our ability to finance capital expenditures or operations.

Following our initial public offering (“IPO”), our board of directors adopted a policy providing for the monthly payment of dividends, subject to applicable law, the terms of our credit facility, the indenture governing our subordinated notes and any other outstanding indebtedness, and our board of directors’ assessment of our cash needs. The determination is made on a monthly basis. From January 2004 through January 1, 2008, we have paid approximately $71.8 million in dividends. If we continue paying substantial dividends, we may not retain a sufficient amount of cash to finance growth opportunities, to meet unanticipated capital expenditure needs or to fund our operations in the event of a significant business downturn. We may have to forego growth opportunities or capital expenditures that would otherwise be necessary or desirable if we do not find alternative sources of financing. If we do not have sufficient cash for these purposes, our financial condition and our business will suffer.

We may amend the terms of our credit facility, or we may enter into new agreements that govern our senior indebtedness with terms that may significantly affect our ability to pay interest and dividends to you.

Our credit facility contains significant restrictions on our ability to pay interest on the subordinated notes and dividends on shares of our common stock. These restrictions are based on our ability to meet our interest coverage ratio, total leverage ratio and senior leverage ratio, and comply with other conditions. As a result of general economic conditions, conditions in the lending markets, the results of our business or for any other reason, we may elect or be required to amend or refinance our credit facility, at or prior to maturity, or enter into additional agreements for senior indebtedness.

Regardless of any protection you have in the indenture governing the subordinated notes, any such amendment, refinancing or additional agreement may contain covenants that could significantly limit our ability to pay interest and dividends to you.

We are subject to restrictive debt covenants and other requirements related to our outstanding debt that limit our business flexibility by imposing operating and financial restrictions on our operations.

The agreements governing our indebtedness impose significant operating and financial restrictions on us. These restrictions prohibit or limit, among other things:

•	the incurrence of additional indebtedness and the issuance of preferred stock and certain redeemable capital stock;

•	the payment of dividends on, and purchase or redemption of, capital stock;

•	other restricted payments, including investments;

•	specified sales of assets:

•	specified transactions with affiliates;

•	the creation of liens; and

•	consolidations, mergers and transfers of all or substantially all of our assets.

The terms of our credit facility include other restrictive covenants and prohibit us from prepaying our other indebtedness, including the subordinated notes, while indebtedness under our credit facility is outstanding. Our credit facility also requires us to maintain specified financial ratios and satisfy financial condition tests, including, without limitation, the following: a maximum net leverage ratio, a minimum interest coverage ratio and a maximum net senior leverage ratio. Finally, our credit facility requires us to maintain two cash collateral accounts, which means we will not be allowed to use the minimum required cash balance amounts in operating our business, and we may be restricted in the use of amounts in excess of the minimum required balances in operating our business.

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

If we are required to defer interest at any time prior to December 18, 2008, you may not be paid any deferred interest until December 18, 2008, and if we are required to defer interest at any time after December 18, 2008 and before December 10, 2013, you may not be paid all of the deferred interest owed to you until December 10, 2013.

Our credit facility and the indenture governing our subordinated notes contain restrictions on our ability to pay interest, subject to certain limitations. In 2008, interest payments may be deferred at any time until December 18, 2008. During the period from December 20, 2008 through December 10, 2013, interest payments may be deferred at any time for no more than 10 interest payment dates in the aggregate. Deferred interest will bear interest at the same rate as the subordinated notes. If we defer interest after December 18, 2008, you may not receive the full amount until December 10, 2013. Accordingly, you may be owed a substantial amount of deferred interest that will not be due and payable until such date.

You will not receive interest with respect to any interest deferral if you sell your IDSs or subordinated notes during an interest deferral period.

If you sell your IDSs or subordinated notes during an interest deferral period, or before the record date relating to interest payments that are to be paid, you will not receive any payment of deferred interest. In addition, we will not be permitted to pay, and you will not receive, any dividend payment on our common stock during any deferred interest period until we have paid all of the deferred interest.

Deferral of interest payments would have adverse tax consequences for you by causing you to recognize interest income and pay taxes before you receive any cash payment of such interest.

If interest payments on the subordinated notes are deferred, the subordinated notes will be treated as issued with OID at the time of such occurrence. As a result, you will be required to recognize interest income for U.S. federal income tax purposes in respect of interest payments on the subordinated notes held by you before you receive any cash payment of this interest.

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

Because we are required to defer interest on the subordinated notes under certain circumstances, the market price for the IDSs or the subordinated notes may be more volatile than the price of other securities that do not have this requirement.

If we are unable to deduct the interest on our subordinated notes for U.S. federal income tax purposes, our tax liabilities could increase significantly, and this could significantly affect our after-tax cash flow.

If the IRS or a court were to determine that the subordinated notes should be treated as equity rather than debt for U.S. federal income tax purposes, and such positions were upheld, the stated interest on the subordinated notes could be treated as a dividend, and interest on the subordinated notes would not be deductible for U.S. federal income tax purposes. This would significantly increase our U.S. federal and applicable state income tax liability, potentially including amounts for prior years in which we have claimed a deduction for interest paid on the subordinated notes and penalties. Some of the liability could be offset by historical net loss carryforwards, but it is possible that the liability could exceed the amount that could be offset by our available net loss carryforwards. In that event we would need to reduce our other expenses to be able to pay our taxes. We could do this by reducing capital expenditures, which would limit our ability to enter into new contracts or renew our existing contracts, or by reducing headcount or the number of facilities served. We might also need to lower our dividend rate or refrain from paying dividends in order to preserve cash. If any of these options were to be exercised, the value of your investment in the IDSs would likely decline.

Centerplate is a holding company and relies on dividends, interest and other payments, advances and transfers of funds from its subsidiaries to meet its debt service and other obligations.

Centerplate is a holding company and conducts all of its operations through subsidiaries. Centerplate currently has no significant assets other than the capital stock of VSA and intercompany debt owed by VSA, all of which are pledged to the creditors under our credit facility which Centerplate guarantees. As a result, Centerplate relies on dividends and other payments or distributions from its subsidiaries to meet its debt service obligations and enable it to pay dividends. The ability of Centerplate’s subsidiaries to pay dividends or make other payments or distributions to Centerplate will depend on their respective operating results and may be restricted by, among other things, the laws of their jurisdiction of organization (which may limit the amount of funds available for the payment of dividends), agreements of those subsidiaries, the terms of our credit facility and the covenants of any future outstanding indebtedness that Centerplate or its subsidiaries incur.

Our interest expense may increase significantly and could cause our net income and distributable cash to decline significantly.

Our credit facility is subject to periodic renewal or must otherwise be refinanced. We may not be able to renew or refinance our credit facility, or if renewed or refinanced, the renewal or refinancing may occur on less favorable terms. Borrowings under our credit agreement are made at a floating rate of interest and, in the case of our revolving facility, are subject to further adjustment based on our total leverage ratio. In the event of an increase in the base reference interest rates or an increase in our total leverage ratio, our interest expense will increase and could have a material adverse effect on our ability to make cash dividend payments to our stockholders. Our ability to continue to expand our business is, to a large extent, dependent upon our ability to borrow funds under our credit facility and to obtain other third-party financing, including through the sale of IDSs or any other securities. We cannot assure you that financing will be available to us on favorable terms or at all.

We may not generate sufficient funds from operations to pay our indebtedness at maturity, or upon the exercise by holders of your rights upon a change of control.

A significant portion of our cash flows from operations is dedicated to maintaining our client base and servicing our debt requirements. In addition, we currently expect to continue to distribute a significant portion of any remaining cash earnings to our stockholders in the form of monthly dividends. Moreover, prior to the maturity of our subordinated notes, we will not be required to make any payments of principal on these notes. We may not generate sufficient funds from operations to repay the principal amount of our indebtedness at maturity or in case you exercise your rights to require us to purchase your notes upon a change of control. We may therefore need to refinance our debt or raise additional capital. These alternatives may not be available to us when needed or on satisfactory terms due to prevailing market conditions, a decline in our business or restrictions contained in our senior debt obligations.

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

Our ability to continue to expand our business will, to a certain extent, be dependent upon our ability to borrow funds under our credit facility and to obtain other third-party financing, including through the sale of IDSs or any other securities. If we are unable to generate sufficient cash to service our debt requirements, we will be required to refinance our credit facility. If we are unable to refinance our indebtedness, including our credit facility or our subordinated notes, on commercially reasonable terms or at all, we would be forced to seek other alternatives, including:

•	sales of assets to meet our debt service requirements;

•	sales of equity;

•	negotiations with our lenders or noteholders to restructure the applicable debt; and

•	seeking protection under the U.S. federal bankruptcy code or other applicable bankruptcy, insolvency or other applicable laws dealing with creditors’ rights generally.

If we are obligated to pursue any of the above options under distressed conditions, our business and/or the value of an investment in our IDSs, common stock and/or subordinated notes could be adversely affected.

The indenture governing our subordinated notes and our credit facility permit us to pay a significant portion of our free cash flow to stockholders in the form of dividends.

Although the indenture governing our subordinated notes and our credit facility have some limitations on our payment of dividends, it permits us to pay a significant portion of our free cash flow to stockholders in the form of dividends. Specifically, the indenture governing our subordinated notes permits us to pay up to the quarterly base dividend level in any fiscal quarter, which equals 85% of our excess cash (which is Adjusted EBITDA, as defined in the indenture, minus the sum of cash interest expense and cash income tax expense) for a trailing four fiscal quarter period divided by four. In addition, if the actual dividends paid in any fiscal quarter are less than the quarterly base dividend level, the indenture permits us to use 50% of the difference between the aggregate amount of dividends actually paid and the quarterly base dividend level for the quarter for the payment of dividends at a later date. Our credit facility permits us to use up to 100% of the distributable cash, as defined in our credit facility, plus certain other amounts under certain limited circumstances to fund dividends on our shares of common stock. Any amounts paid by us in the form of dividends will not be available in the future to satisfy our obligations under the subordinated notes.

The realizable value of our assets upon liquidation may be insufficient to satisfy claims.

At January 1, 2008, our assets included intangible assets in the amount of $170.1 million, representing approximately 51.2% of our total consolidated assets and consisting primarily of contract rights. The value of these intangible assets will continue to depend significantly upon the success of our business as a going concern and the remaining terms of our contracts. Some of our larger contracts contain change of control provisions, which may diminish the realizable value of the contracts. As a result, in the event of a default on our subordinated notes or any bankruptcy or dissolution of our company, the realizable value of these assets may be substantially lower and may be insufficient to satisfy the claims of our creditors and consequently, to provide any return to you.

Because of the subordinated nature of the subordinated notes, holders of our subordinated notes may not be entitled to be paid in full, if at all, in a bankruptcy, liquidation or reorganization or similar proceeding.

As a result of the subordinated nature of our subordinated notes and related guarantees, upon any distribution to the creditors of Centerplate or the subsidiary guarantors in bankruptcy, liquidation or reorganization or similar proceeding relating to Centerplate or the subsidiary guarantors or the property of Centerplate or the subsidiary guarantors, the holders of senior indebtedness will be entitled to be paid in full in cash before any payment may be made with respect to our subordinated notes or the subsidiary guarantees.

In addition, the principal amount of the subordinated notes will not be due and payable from Centerplate or the subsidiary guarantors without the prior written consent of the holders of our senior indebtedness for a period of up to 179 days from the date of the occurrence of certain events of default with respect to our subordinated notes.

In the event of a bankruptcy, liquidation or reorganization or similar proceeding relating to Centerplate or the subsidiary guarantors, holders of our subordinated notes will participate with all other holders of unsecured indebtedness of Centerplate or the subsidiary guarantors similarly subordinated in the assets remaining after Centerplate and the subsidiary guarantors have paid all senior indebtedness. However, because of the subordination provisions, including the requirement that holders of the subordinated notes pay over distributions to the holders of senior indebtedness, holders of the subordinated notes may receive less, ratably, than our other unsecured creditors, including trade creditors. In addition, as a result of contractual subordination of the guarantees to the subsidiary guarantors’ obligations under our credit facility and other senior indebtedness, the holders of the subordinated notes may receive less, ratably, than other creditors of the subsidiary guarantors that are not subject to contractual subordination. In any of these cases, Centerplate and the subsidiary guarantors may not have sufficient funds to pay all of our creditors, and holders of our subordinated notes may receive less, ratably, than the holders of senior indebtedness.

Our subordinated notes and the subsidiary guarantees ranked junior to $134.3 million of outstanding senior secured indebtedness plus approximately $22.7 million of letters of credit and the subsidiary guarantees ranked pari passu with approximately $24.4 million of outstanding indebtedness of ours and the subsidiary guarantors as of January 1, 2008. In addition, as of January 1, 2008, VSA had the ability to borrow up to an additional amount of $55.3 million under our credit facility (less amounts reserved for letters of credit), which would rank senior in right of payment to our subordinated notes.

In the event of bankruptcy or insolvency, your ability to recover amounts owed on the subordinated notes and guarantees of the notes by our subsidiaries could be limited or prevented by principles of equitable subordination or recharacterization.

In the event of bankruptcy or insolvency, a party in interest may seek to subordinate the subordinated notes or the guarantees under principles of equitable subordination or to recharacterize the subordinated notes as equity. There can be no assurance as to the outcome of these proceedings. In the event a court subordinates the subordinated notes or the guarantees, or recharacterizes the subordinated notes as equity, you might not be able to recover any amounts owed on the subordinated notes or the guarantees, and you might be required to return any payments made to you within six years before the bankruptcy on account of the subordinated notes or the guarantees. In addition, should the court equitably subordinate the subordinated notes or the guarantees, or recharacterize the subordinated notes as equity, you might not be able to enforce the guarantees.

Holders of our subordinated notes will be structurally subordinated to the debt of our non-guarantor subsidiaries.

Our present and future foreign subsidiaries and partially-owned domestic subsidiaries are not and will not be guarantors of our subordinated notes. As a result, no payments are required to be made to us from the assets of these non-guarantor subsidiaries.

In the event of bankruptcy, liquidation or reorganization of any of the non-guarantor subsidiaries, holders of their indebtedness, including their trade creditors, would generally be entitled to payment of their claims from the assets of those subsidiaries before any assets are made available for distribution to us for payment to you. As a result, our subordinated notes are effectively subordinated to the indebtedness of the non-guarantor subsidiaries.

For and as of the end of fiscal 2007, our non-guarantor subsidiaries had net sales of $58.1 million, assets of $17.8 million (representing 5.4% of our total assets on a consolidated basis) and liabilities of $4.1 million, excluding inter-company balances.

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

Although laws differ among various jurisdictions, in general, under fraudulent conveyance or transfer laws, a court could void or subordinate the subordinated notes or the guarantees issued by the subsidiary guarantors if it found that:

•	Centerplate or the subsidiary guarantors intended to hinder, delay or defraud our creditors;

•	Centerplate or the subsidiary guarantors knew or should have known that the transactions were to the detriment of our creditors;

•	the transactions had the effect of giving a preference to one creditor or class of creditors over another; or

•	Centerplate or the subsidiary guarantors did not receive fair consideration and reasonably equivalent value for incurring such indebtedness or guarantee obligations and we or the subsidiary guarantors (i) were insolvent or rendered insolvent by reason of the incurrence of such indebtedness or obligations, (ii) were engaged or about to engage in a business or transaction for which our or the subsidiary guarantors’ remaining assets constituted unreasonably insufficient capital or (iii) intended to incur, or believed that we or the subsidiary guarantors would incur, debts beyond our or their ability to pay as they mature.

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

We cannot assure you that a court would reach the conclusion that, upon the issuance of the subordinated notes and the subsidiary guarantees, Centerplate and each of the subsidiary guarantors will be solvent, will have sufficient capital to carry on our business and will be able to pay our debts as they mature. If a court were to find that the issuance of the subordinated notes or a subsidiary guarantee was a fraudulent conveyance or transfer or constituted an illegal preference, the court could void the payment obligations under the subordinated notes or the guarantee, further subordinate the subordinated notes or the subsidiary guarantee to presently existing and future indebtedness of Centerplate or the subsidiary guarantor, or require the holders of the subordinated notes to repay any amounts received with respect to the subordinated notes or guarantee.

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

Seasonality and variability of our business may cause volatility in the market value of your investment and may hinder our ability to make timely distributions on the IDSs.

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

We believe that an IDS should be treated as a unit representing a share of common stock and a subordinated note. However, there could be a change in law, the IRS or the courts may take the position that the subordinated note portion is equity, or the IRS or the courts may take the position that the rate of interest on the subordinated notes is not an arms-length rate, any of which could adversely affect the amount, timing and character of income, gain or loss in respect of your investment in IDSs, and all or a portion of the interest on the subordinated may not be deductible by us. If all or a portion of the interest on the subordinated notes is not deductible, we could have a material increase to our taxable income and, thus, to our U.S. federal and applicable state income tax liability. In addition, we would be subject to liability for U.S. withholding taxes on interest payments to non-U.S. holders if the payments were determined to be dividends. This increase in our tax liability would reduce our after-tax cash flow and materially and adversely impact our ability to make interest and dividend payments on the subordinated notes and the common stock, respectively. In the case of foreign holders, treatment of the subordinated notes as equity for U.S. federal income tax purposes would subject payments to the holders of the subordinated notes to withholding or estate taxes in the same manner as payments made with regard to common stock and could subject us to liability for withholding taxes that were not collected on payments of interest. Thereafter, foreign holders would receive any such payments net of the tax withheld.

We may have to establish a reserve for contingent tax liabilities in the future, which could adversely affect our ability to make interest and dividend payments on the IDSs.

Even if the IRS does not challenge the tax treatment of the subordinated notes, it is possible that as a result of a change in the law relied upon at the time of issuance of the subordinated notes, a change in GAAP applicable to income tax contingencies or a change in our understanding of the facts existing at the time of issuance, we will in the future need to change our accounting treatment and establish a reserve for contingent tax liabilities associated with a disallowance of all or part of the interest deductions on the subordinated notes. If we were required to maintain such a reserve, our assessment of our ability to pay dividends could change and the market value for our IDSs could be adversely affected.

Because of the deferral of interest provisions, the subordinated notes may be treated as issued with original issue discount.

Under applicable Treasury regulations, a “remote” contingency that stated interest will not be timely paid will be ignored in determining whether a debt instrument is issued with original issue discount. If we determine, based on our financial forecasts, that the likelihood of deferral of interest payments on the subordinated notes is remote within the meaning of the Treasury regulations, although the matter would not be free from doubt because of the lack of direct authority, the subordinated notes would not be considered issued with original issue discount at the time of their original issuance because of the existence of the deferral of interest provisions. If deferral of any payment of interest were determined not to be “remote,” the subordinated notes would be treated as issued with original issue discount at the time of issuance. In such case, all stated interest on the subordinated notes would be treated as original issue discount, and all holders, regardless of their method of tax accounting, would be required to include stated interest in income on a constant accrual basis.

If interest rates rise, the trading value of our IDSs may decline.

We cannot predict the interest rate environment or guarantee that interest rates will not continue to rise in the near future. Should interest rates rise or should the threat of interest rate increases develop, debt markets may be adversely affected. As a result, the trading value of our IDSs may decline.

There is a limited active trading market for securities similar to the IDSs in the United States.

IDSs are an uncommon type of security and there is only a limited active market for IDSs, or securities similar to the IDSs, in the United States. Because of this, you may be unfamiliar with these types of securities and the demand for them may be lower than for securities that have been actively traded for a number of years. An active trading market for this type of security may not develop in the future, which may cause the price of the IDSs to fluctuate substantially.

We do not expect our common stock or subordinated notes to develop separate active trading markets.

We currently do not expect that an active trading market for the shares of our common stock will develop until the subordinated notes are redeemed or mature. If a sufficient number of IDS holders voluntarily separate their IDSs such that at least 33% of our outstanding shares of common stock are separately traded for a period of 30 days, we have agreed that we will use reasonable efforts to cause the common stock to be listed on the American Stock Exchange (“AMEX”). However, we may not be able to list our shares of common stock for separate trading on the AMEX or any other exchange unless the number of shares of common stock held separately and not represented by IDSs is sufficient to satisfy applicable requirements for separate trading on the exchange. The shares of common stock may not be approved for listing at the time. If the subordinated notes represented by the IDSs are redeemed or mature, the IDSs will automatically separate into their component parts and you will then hold the shares of our common stock and our subordinated notes. We do not intend to list our subordinated notes on any securities exchange.

If the IDSs automatically separate, the limited liquidity of the market for our subordinated notes and our shares of common stock may adversely affect your ability to sell our subordinated notes and our shares of common stock.

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

All of our subordinated notes and all of our shares of common stock are held in the form of IDSs. Other issuers of securities like our IDSs have implemented some separate ownership of their common stock and subordinated notes, which they perceive strengthens their position that the subordinated notes should be treated as debt for tax purposes. IDSs issued by such issuers may be considered more attractive in the market than our IDSs.

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

Our certificate of incorporation and by-laws and several other factors could limit another party’s ability to acquire us and deprive you of the opportunity to obtain a takeover premium for your securities.

A number of provisions in our certificate of incorporation and by-laws will make it difficult for another company to acquire us and for you to receive any related takeover premium for your securities. For example, our certificate of incorporation provides that stockholders generally may not act by written consent and only stockholders representing at least 25% in voting power may request that our board of directors call a special meeting. In addition, our ability to merge or consolidate with any other person or, directly or indirectly, sell all or substantially all our assets is subject to the approval of a supermajority of our directors. Our certificate of incorporation authorizes the issuance of preferred stock without stockholder approval and upon such terms as the board of directors may determine. The rights of the holders of shares of our common stock will be subject to, and may be adversely affected by, the rights of holders of any class or series of preferred stock that may be issued in the future. We are also subject to Section 203 of the Delaware General Corporation Law, which restricts the ability of a publicly held Delaware corporation to engage in a business combination such as a merger or sale of assets with any stockholder that, together with affiliates, owns 15% or more of the corporation’s outstanding voting stock. The restrictions imposed by Section 203 could prohibit or delay the accomplishment of an acquisition transaction, or discourage attempts to acquire us.

We may not be able to repurchase the subordinated notes upon a change of control.

Upon the occurrence of certain change of control events, we are required to offer to purchase the outstanding subordinated notes at 101% of their principal amount at the date of repurchase unless such subordinated notes have been previously called for redemption. We may not have sufficient financial resources to purchase all of the subordinated notes that are tendered upon a change of control offer. Further, our credit facility, with certain limited exceptions, prohibits the repurchase or redemption of the subordinated notes before your stated maturity. Consequently, lenders thereunder may have the right to prohibit any such purchase or redemption. In such event, we would seek to obtain waivers from the required lenders. We may not be able to obtain such waivers or refinance our indebtedness on terms acceptable to us, or at all. Finally, the occurrence of a change of control could also constitute an event of default under our credit facility, which could result in the acceleration of all amounts due thereunder.

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

Under many of our contracts, we are obligated to comply with the instructions of our clients in determining which products are sold at individual facilities, and most of our contracts limit our ability to raise prices on the food, beverages and merchandise sold within a particular facility without the client’s consent. The refusal by clients to permit the sale of some products at their facilities, or the imposition by clients of maximum prices which are not economically feasible for us, could materially adversely affect our results of operations.

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

Our historical financial statements prepared in accordance with GAAP reflect losses for fiscal 2003 (in the amount of $4.4 million), fiscal 2005 (in the amount of $4.6 million) and fiscal 2007 (in the amount of $1.9 million) and we may incur losses in the future. We may not achieve profitability on a GAAP basis in the future or be able to generate cash flow sufficient to make distributions or meet our interest and principal payment obligations, including interest and dividend payments to you, and other capital needs such as working capital for future growth and capital expenditures.

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

If we were to lose any of our largest clients, our net sales would decline significantly.

Our net sales would significantly decline if we lost any of our largest clients, representing a few key facilities. For fiscal 2007:

•	our largest client, the New York Yankees, accounted for approximately 9.6% of our net sales;

•	our three largest clients together accounted for approximately 20.4% of our net sales;

•	our 10 largest clients together accounted for approximately 40.3% of our net sales; and

•	our 20 largest clients together accounted for approximately 59.8% of our net sales.

Our contract with the New York Yankees covers the existing Yankee Stadium and is currently scheduled to expire on December 31, 2008. Although the contract provides us with an option to extend its term through 2009, the option is not available to us if the Yankees will be playing their home games in a newly-constructed stadium in 2009. In August 2006, the Yankees broke ground on a new stadium that is reported to be on schedule for opening in April 2009. We do not know what our role, if any, will be with respect to the new Yankee Stadium.

We cannot assure you that our ongoing efforts to seek additional net sales by renewing existing contracts and entering into new contracts will be successful or that such additional net sales will fully offset the loss of

Adjusted EBITDA we may experience in the event of the loss of any of our largest clients. In addition, if we do not succeed in replacing Adjusted EBITDA on a timely basis, we might fail to meet the financial ratio requirements under our credit facility if we are unable to obtain a waiver from our senior lenders. While we continue to pursue new business opportunities, at this point, we cannot speculate on the impact of new accounts in 2009 and beyond and the timing of when they come on-line. In addition, we cannot anticipate the potential loss of accounts and the impact on our results.

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

A contraction of MLB, or other sports played in facilities that we service, that eliminates any of the teams playing in facilities served by us could reduce our revenues.

In November 2001, MLB announced plans for a “contraction” to eliminate three MLB teams beginning with the 2002 baseball season. Although no contraction ultimately occurred, it is possible that MLB or other major sports leagues will eliminate teams from their rosters in the future. This could result in our losing contracts and revenues if the affected teams play in facilities we serve.

We may not have sufficient funds available to make capital investments in clients’ facilities that are necessary to maintain these relationships and, as a consequence, we could lose business.

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

In the course of our business, we continuously explore and evaluate opportunities to partner creatively with other companies in order to enhance our existing operating platforms, achieve operations efficiencies or expand our product offerings. We may seek to grow through strategic partnerships or other transactions, including acquisitions, which may be material. We may have difficulty financing any acquisition as a result of our capital structure. If we incur additional indebtedness to finance an acquisition, it could reduce our access to capital for other purposes and increase our debt service costs.

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

We could be subject to litigation, which, if determined adversely, could be material.

We are, and may in the future be, subject to litigation which, if determined adversely to us, could have a material adverse effect on our business and financial condition. Such litigation could materially adversely affect us if we have to pay substantial damages, settlement costs or increased premiums or if it causes us to divert our attention and resources to address such litigation.

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

We compete primarily based on the following factors:

•	financial terms, including the ability to make capital investments and commission structures;

•	creativity and service innovation;

•	strategic approach;

•	quality of products and services; and

•	reputation within the industry.

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

A terrorist attack on any of the facilities which we serve, particularly large sports facilities, could result in a decrease in attendance or the number of events at these facilities generally, which could result in a significant decline in our net sales and operating income. These material adverse effects could be long-lived, which could curtail recovery of previously routine business in the affected facility or in other facilities which we serve. If a sufficient number or proportion of our facilities were affected, the result could materially adversely affect our ability to make interest or dividend payments to you. While our contracts that require us to make payments of required minimum commission or royalties generally provide for the suspension of our obligations in the event of a facility being closed or a force majeure event, including as a result of a terrorist attack, none of our contracts specifically provides for the recovery by us of costs we have already incurred in the event of a terrorist attack on a facility. Additionally, the national and international response to the threat of terrorist attacks, or an outbreak or escalation of any insurrection or armed conflict involving the United States or any other national or international calamity could result in a decrease in attendance or the number of events at sports facilities, convention centers and other entertainment and recreational facilities, including our clients’ facilities, which could result in a significant decline in our net sales and operating income.

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

In 2007, we entered into a new lease and moved our principal executive office to a new location in Stamford, Connecticut, with approximately 8,800 square feet. We also lease our corporate headquarters of approximately 20,000 square feet in Spartanburg, South Carolina.

As of January 1, 2008 we served 131 facilities, all of which are owned or leased by our clients. The contracts with our clients generally permit us to use certain areas within the facility to perform our administrative functions and fulfill our warehousing needs, as well as to provide food and beverage services and, in some cases, the selling of merchandise.

Item 3.	Legal Proceedings

There are various claims and pending legal actions against or directly involving Centerplate and its subsidiaries that are incidental to the conduct of our business. It is the opinion of management, after considering a number of factors, including but not limited to the current status of any pending proceeding (including any settlement discussions), the views of retained counsel, the nature of the litigation, prior experience and the amounts that we have accrued for known contingencies, that the ultimate disposition of any of these pending proceedings or contingencies will not have a material adverse effect on our financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of securities holders during the fourth quarter of our fiscal year ended January 1, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our IDSs are traded on the AMEX under the symbol “CVP” and on the Toronto Stock Exchange (“TSX”) under the symbol “CVP.un” and have been so traded since December 5, 2003. As of March 14, 2008 we had one holder of record, Cede & Co. (the nominee for DTC), which holds the IDSs on behalf of approximately 99 participants in DTC’s system, which in turn hold on behalf of beneficial owners. The Bank of New York holds the subordinated notes and shares of our common stock that constitute the IDSs as custodian for the beneficial owners of the IDSs. The closing price of our IDSs on the AMEX was $9.94 on

March 14, 2008. The following table shows the range of the high and low sale prices of our IDSs, as reported on the AMEX for the periods indicated:

	High	Low

Fiscal 2006
First Quarter	$13.25	$12.50
Second Quarter	$14.45	$12.78
Third Quarter	$16.51	$13.25
Fourth Quarter	$19.06	$14.94
Fiscal 2007
First Quarter	$19.88	$13.54
Second Quarter	$18.85	$15.34
Third Quarter	$18.00	$10.87
Fourth Quarter	$17.92	$8.66

The closing price of our IDSs on the TSX was C$10.02 on March 14, 2008. The following table shows the range of the high and low sale prices of our IDSs, as reported on the TSX for each of the periods indicated. All prices are in Canadian Dollars:

	High		Low

Fiscal 2006
First Quarter	C$	15.13	C$	14.10
Second Quarter	C$	15.60	C$	14.68
Third Quarter	C$	18.40	C$	14.75
Fourth Quarter	C$	22.00	C$	16.00
Fiscal 2007
First Quarter	C$	22.56	C$	15.70
Second Quarter	C$	20.10	C$	17.00
Third Quarter	C$	19.00	C$	13.66
Fourth Quarter	C$	16.18	C$	9.02

Holders of IDSs have the right to separate each IDS into the shares of common stock and subordinated notes represented thereby. According to the records of our transfer agent, as of March 14, 2008 we had one holder of record of common stock, The Bank of New York, which holds the common stock as custodian for the beneficial owners of the IDSs.

Dividend policy and restrictions

The dividend policy established by our board of directors is to pay a monthly cash dividend of $.066 per share on our common stock, subject to applicable law, as described below, the terms of our credit facility, the indenture governing our subordinated notes and any other outstanding indebtedness of ours, and our board of directors’ assessment of our cash needs. The determination is made on a monthly basis. Dividends are paid monthly on or about the 20th day of each month, to holders of record on or about the 10th day of such month or the immediately preceding business day of such month.

As described more fully below, you may not receive any dividends as a result of the following factors:

•	nothing requires us to pay dividends;

•	our dividend policy could be modified or revoked at any time at the discretion of our board of directors;

•	even if our dividend policy were not modified or revoked, the actual amount of dividends distributed under the policy and the decision to make any distribution is entirely at the discretion of our board of directors;

•	the amount of dividends distributed is subject to debt covenant restrictions under our indenture, our credit facility and any other indebtedness;

•	the distribution and amount of dividends distributed is subject to state law restrictions;

•	our board of directors may determine to use or retain our cash for other purposes;

•	our stockholders have no contractual or other legal right to dividends; and

•	we may not have enough cash to pay dividends depending on our operating earnings, working capital requirements, level of contract renewals and anticipated cash needs.

Since January 2004, we have continuously paid monthly dividends on our common stock on or about the 20th day of each month at a rate of $0.79 per share per annum. Our first payment was made on January 20, 2004 to securityholders of record at the close of business on January 9, 2004. This first dividend payment included a payment for the initial 30-day period beginning December 20, 2003, and ending on January 19, 2004, as well as a payment for the interim period beginning December 10, 2003, the date of the closing of our IPO, and ending on December 19, 2003. Our board of directors may, in its sole discretion, decide to use or retain available cash to fund growth or maintenance capital expenditures or acquisitions, to repay indebtedness or for general corporate purposes.

Our credit facility restricts our ability to declare and pay dividends on our common stock if and for so long as we do not meet the interest coverage ratio, senior leverage ratio or total leverage ratio specified in our credit facility. If we fail to achieve any of these ratios for any month but resume compliance in a subsequent month and satisfy the other conditions specified in our credit facility (including timely delivery of applicable financial statements), we may resume the payment of dividends. Our credit facility also restricts our ability to declare and pay dividends on our common stock if either a default or event of default under our credit facility has occurred and is continuing or the payment of interest on our subordinated notes has been suspended or deferred interest on our subordinated notes has not been paid or if we have not maintained certain minimum balances in the cash collateral account. Our credit facility permits us to use up to 100% of distributable cash, as defined in our credit facility (plus withdrawals from the Dividend/CapEx Funding Account and CapEx Funding Account and revolver borrowings permitted under our credit facility) to fund dividends on our shares of common stock. During any period in which payment of dividends is suspended, the applicable amount of distributable cash must be applied to mandatory prepayments of certain borrowings under our credit facility.

In March 2008, we obtained a waiver and amendment of certain provisions of the credit agreement temporarily affecting the calculation of the senior leverage ratio that must be achieved in order to pay dividends. We are currently seeking a permanent amendment to the credit agreement to enable us to meet the ratio requirements and give us the necessary flexibility to address business needs that may arise from time to time with respect to cash flow and capital expenditures due to variations in when events occur or accounts come on line. No assurance can be given as to whether we can obtain this amendment or whether it will be adequate to enable us to pay dividends in the future.

If we are unable to obtain this amendment, we will need to suspend dividend payments beginning in April 2008 until we can meet the ratio requirements for the payment of dividends under our credit facility.

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

below) for the 12-month period ending on the last day of our then most recently ended fiscal quarter for which internal financial statements are available at the time the dividend is declared and paid, divided by four. “Excess cash” means, with respect to any period, Adjusted EBITDA, as defined in the indenture, minus the sum of (i) cash interest expense and (ii) cash income tax expense, in each case, for the period;

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

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG CENTERPLATE, INC.,
RUSSELL 2000 INDEX AND SIC CODE INDEX

ASSUMES $100 INVESTED ON DEC. 5, 2003
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING JAN. 1, 2008

	FISCAL YEAR ENDING
COMPANY/INDEX/MARKET	12/05/2003	12/30/2003	12/28/2004	1/03/2006	1/2/2007	1/1/2008
Centerplate, Inc. IDS Units	100.00	108.52	93.82	105.74	173.86	89.17

Eating Places	100.00	98.72	119.08	127.43	154.56	161.94

Russell 2000 Index	100.00	101.90	119.73	123.71	144.83	137.67

The information under the heading “Performance Graph” shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table reflects the purchase of common stock from our initial equity investors as required in conjunction with our secondary offering, which closed on December 5, 2007:

				Total Number of	Maximum Number of
	Total Number	Average		Shares Purchased as	Shares that May Yet
	of Shares	Price Paid		Part of a Publicly	be Purchased Under
Period	Purchased	per Share		Announced Program	the Plans or Programs

October 2, 2007 to November 1, 2007	—	—		N/A	N/A
November 2, 2007 to December 1, 2008	—	—		N/A	N/A
December 2, 2007 to January 1, 2008(1)	1,543,180	$9.30	(2)	N/A	N/A

Total	1,543,180	$9.30	(2)	N/A	N/A

(1)	These repurchases were made in a privately negotiated “exchange transaction,” the terms of which were governed by an amended and restated stockholders agreement, as amended, that we entered into with the initial equity investors at the closing of our IPO. The purpose of the exchange transaction was to enable the initial equity investors to exercise their rights under a registration rights agreement that we entered into with, among others, the initial equity investors at the closing of our IPO by converting their equity interest into IDSs, which were then sold to the public on December 5, 2007. The repurchased shares are now held by us as treasury shares.

(2)	The shares of common stock were exchanged at an exchange rate of $9.30 in principal amount per share, or $14.4 million in face amount of subordinated notes. In connection with the exchange transaction, the initial equity investors remitted to us five months’ interest on the subordinated notes issued in exchange for the repurchased shares of common stock, which interest we were obligated to deposit in a cash collateral account maintained under our credit facility.

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial data for the last five years. The selected consolidated financial data should be read together with our audited consolidated financial statements for fiscal 2005, 2006 and 2007 and the related notes, included in Item 8 of this Form 10-K, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7 of this Form 10-K. The figures in the following table reflect rounding adjustments.

	Fiscal(1)
	2003	2004	2005	2006	2007
	(In millions, except per share data)

Statement of operations data:
Net sales	$616.1	$607.2	$643.1	$681.1	$740.7
Cost of sales (excluding depreciation and amortization)	504.0	492.5	519.4	554.8	604.8
Selling, general and administrative	59.6	61.5	71.4	70.5	79.6
Depreciation and amortization	27.1	26.6	29.3	28.9	31.4
Transaction related expenses	2.6	—	1.0	0.7	1.7
Contract related losses	0.8	0.4	0.4	0.4	—

Operating income	22.0	26.1	21.7	25.9	23.2
Interest expense(2)	32.8	25.0	31.3	24.4	28.5
Other income, net	(0.1)	(0.3)	(1.2)	(1.7)	(1.8)

Income (loss) before income taxes	(10.7)	1.4	(8.4)	3.2	(3.5)
Income tax benefit	(6.3)	(1.0)	(3.9)	(0.2)	(1.6)

Net income (loss)	(4.4)	2.3	(4.6)	3.5	(1.9)
Accretion of conversion options	—	0.3	—	—	—

Net income (loss) available to common stock with or without the conversion option	$(4.4)	$2.0	$(4.6)	$3.5	(1.9)

	2003	2004		2005	2006		2007
	(In millions, except per share data)

Per share data:
Net income (loss) per share with conversion option:
Basic and diluted	$(0.31)	$0.17		$(0.20)	$0.15		$(0.08)
Net income (loss) per share without conversion option:
Basic and diluted	$(0.31)	$0.09		$(0.20)	$0.15		$(0.08)
Dividends declared per share	$0.09	$0.79		$0.79	$0.79		$0.79
Cash flow data:
Net cash provided by operating activities	$27.2	$28.4		$28.4	$39.4		$21.7
Net cash provided by (used in) investing activities	$(45.4)	$7.1		$(24.7)	$(38.8)		$(25.0)
Net cash provided by (used in) financing activities	$30.8	$(33.7)		$13.0	$(2.4)		$(2.9)
Other data:
Maintenance capital expenditures(3)	$8.3	$18.2		$16.7	$19.3		$19.1
Growth capital expenditures(3)	15.6	5.7		8.4	8.5		$18.0

Aggregate capital expenditures(3)	$23.9	$23.9		$25.1	$27.8		$37.1
Ratio of earnings to fixed charges(4)	—	1.1	x	—	1.1	x	—
Deficiency in the coverage of earnings to fixed charges(4)	$(10.7)	—		$(8.4)	—		$(3.5)

	12/30/03	12/28/04	1/03/06	1/02/07	1/01/08
	(In millions)

Balance sheet data:
Total assets	$322.3	$299.0	$318.0	$332.4	$332.4
Long-term debt (including current portion)	$186.5	$170.2	$211.9	$225.9	$253.9

	2003	2004	2005	2006	2007
			(In millions)

EBITDA(5):
Net income (loss)	$(4.4)	$2.3	$(4.6)	$3.5	$(1.9)
Income tax benefit	6.3	1.0	3.9	0.2	1.6

Income (loss) before income taxes	$(10.7)	$1.4	$(8.4)	$3.2	$(3.5)
Adjustments:
Interest expense(2)	32.8	25.0	31.3	24.4	28.5
Depreciation and amortization	27.1	26.6	29.3	28.9	31.4

EBITDA(5)	$49.2	$53.0	$52.1	$56.5	$56.4

(1)	We have adopted a 52-53 week period ending on the Tuesday closest to December 31 as our fiscal year. The 2003, 2004, 2006 and 2007 fiscal years consisted of 52 weeks, and the 2005 fiscal year consisted of 53 weeks.

(2)	Interest expense for fiscal 2003 includes a $5.3 million non-cash charge related to the early extinguishment of debt as a result of the refinancing of our 1998 credit facility and $7.2 million in expenses associated with the repurchase of the notes that we issued in 1999 (the “1999 notes”). Interest expense for fiscal 2004 includes a $1.2 million non-cash charge related to the repayment of the remaining 1999 notes and a $2.0 million non-cash charge for the change in the fair value of our derivatives. Interest expense for fiscal 2005 includes $5.8 million in expenses related to entering into a new credit agreement on April 1, 2005. The $5.8 million includes a prepayment premium of $4.6 million on the prior credit facility and a $1.2 million non-cash charge for the write-off of deferred financing costs. Interest expense for fiscal 2006 and fiscal 2007 includes non-cash credits of $3.4 million and $0.9 million, respectively, for the change in the fair value of our derivatives.

(3)	The sum of maintenance and growth capital expenditures equals the sum of contract rights acquired (purchase of contract rights) and the purchase of property and equipment, for the relevant periods as displayed in the statement of cash flows, as follows:

	Fiscal(1)
	2003	2004	2005	2006	2007
	(In millions)

Statement of cash flow data:
Contract rights acquired (purchase of contract rights)	$16.0	$15.9	$10.4	$14.0	$21.7
Purchase of property and equipment	7.9	8.0	14.7	13.8	15.4

Aggregate capital expenditures	$23.9	$23.9	$25.1	$27.8	$37.1

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

“Adjusted EBITDA,” as defined in the indenture governing our 13.50% Subordinated Notes issued in 2003 and 2007, which we refer to as the “subordinated notes,” is determined as EBITDA, as adjusted for transaction related expenses, contract related losses, other non-cash charges, and the annual management fee paid to affiliates of Blackstone and GE Capital through 2003, less any non-cash credits. We present this discussion of Adjusted EBITDA because covenants in the indenture governing our subordinated notes contain ratios based on this measure. For example, our ability to incur additional debt and make restricted payments requires a ratio of Adjusted EBITDA to fixed charges of 2.0 to 1.0, calculated on a pro forma basis in accordance with the indenture, except that we may incur certain debt and make certain restricted payments without regard to the ratio, and may incur an unlimited amount of indebtedness in connection with the issuance of additional IDSs so long as the ratio of the aggregate principal amount of the additional notes to the number of the additional shares of our common stock will not exceed the equivalent ratio represented by the then existing IDSs. In fiscal 2005, the ratio of Adjusted EBITDA to fixed charges was 1.9 to 1.0 as a result of the additional interest expense associated with the refinancing of the senior credit facility. This additional interest expense was excluded from the pro forma calculation of the ratio under the indenture in accordance with the provisions of the indenture governing the incurrence of indebtedness. As of January 1, 2008, we were in compliance with the ratio requirements under the indenture and had the ability under the indenture to incur additional indebtedness.

On a historical basis, we made the following adjustments to EBITDA to compute Adjusted EBITDA:

	Fiscal(1)
	2003		2004		2005		2006		2007
	(In millions, except ratios)

EBITDA	$49.2		$53.0		$52.1		$56.5		$56.4
Adjustments:
Transaction related expenses	2.6		—		1.0		0.7		1.7
Contract related losses	0.8		0.4		0.4		0.4		—
Non-cash compensation	0.1		—		—		—		—
Management fees paid to affiliates of Blackstone and GE Capital	0.4		—		—		—		—

Adjusted EBITDA	$53.1		$53.4		$53.5		$57.5		$58.1

Unusual item included in EBITDA and Adjusted EBITDA:
Ratio of Adjusted EBITDA to fixed charges	2.1	x	2.3	x	1.9	x	2.6	x	2.2x

Explanations of the adjustments are listed below:

•	Transaction related expenses include:

•	For fiscal 2003, $2.6 million in expenses related to executive compensation associated with the issuance of the IDSs;

•	For fiscal 2005, $1.0 million of expenses incurred in connection with the contemplated follow-on offering to the 2003 IPO;

•	For fiscal 2006, $0.7 million of expenses incurred in connection with the contemplated follow-on offering to the 2003 IPO;

•	For fiscal 2007, $1.7 million of expenses incurred in connection with the follow-on offering to the 2003 IPO.

•	Contract related losses include:

•	For fiscal 2003, $0.8 million of non-cash charges for the write-down of impaired assets for certain terminated and/or assigned contracts;

•	For fiscal 2004, $0.4 million of non-cash charges for the write-down of impaired assets for certain terminated contracts and contracts for which we intend to continue operations; and

•	For fiscal 2005, $0.3 million for the write-off of contract rights for a terminated contract and $0.1 million for the write-down of impaired contract rights and property and equipment.

•	For fiscal 2006, $0.4 million for the write-off of impaired assets associated with our contracts.

•	Non-cash compensation expenses related to the revaluation of partnership units purchased by certain members of our management financed with nonrecourse loans include $0.1 million for fiscal 2003.

•	Management fees paid to affiliates of Blackstone and GE Capital include $0.4 million for fiscal 2003. The management fees were paid quarterly in arrears and ceased upon the closing of the IPO.

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

Our strategic initiatives and infrastructure development have helped position our company for growth, but this process is not complete, and we must continue to invest in our business in order to operate successfully in a very competitive environment. In addition, we seek to broaden our strategic horizons and garner a wide range of potential opportunities in order to reduce our dependence on any single account. In 2008, we will look to grow net sales and EBITDA through new accounts, acquisitions and/or joint ventures that will expand upon the scope of our business and enhance our existing operating platforms.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date and reported amounts of revenues and expenses, including amounts that are susceptible to change. Our critical accounting policies include accounting methods and estimates underlying such financial statement preparation, as well as judgments around uncertainties affecting the application of those policies. In applying critical accounting policies, materially different amounts or results could be reported under different conditions or using different assumptions. For additional discussion of our critical accounting policies, see Note 2 to our Consolidated Financial Statements.

•	Recoverability of Property and Equipment, Contract Rights, Cost in Excess of Net Assets Acquired and Other Intangible Assets. As of January 1, 2008, net property and equipment of $52.0 million and net contract rights of $85.2 million were recorded. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, we evaluate long-lived assets with finite lives for possible impairment when an event occurs which would indicate that its carrying amount may not be recoverable. The impairment analysis is made at the contract level and evaluates the net property and equipment as well as the contract rights related to that contract. The undiscounted future cash flows from a contract are compared to the carrying value of the related long-lived assets. If the undiscounted future cash flows are lower than the carrying value, an impairment charge is recorded. The amount of the impairment charge is equal to the difference between the carrying value (or net book value) of the long-lived assets and the future discounted cash flows related to the assets (using a rate based on our incremental borrowing rate). As we base our estimates of undiscounted future cash flows on past operating performance, including anticipated labor and other cost increases, and prevailing market conditions, we cannot make assurances that our estimates are achievable. Different conditions or assumptions, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our evaluation and our financial condition or future results of operations. Events that would trigger an evaluation at the contract level include the loss of a tenant team, intent to cease operations at a facility due to contract termination or other means, the bankruptcy of a client, and the discontinuation of a sports league or a significant increase in competition that could reduce the future profitability of the contract, among others.

As of January 1, 2008, cost in excess of net assets acquired of $41.1 million and other intangible assets (trademarks) of $17.5 million were recorded. In accordance with SFAS No. 142, on an annual basis, we test our indefinite-lived intangible assets (cost in excess of net assets acquired and trademarks) for impairment. Additionally, cost in excess of net assets acquired is tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have determined that the reporting unit for testing the cost in excess of net assets acquired for impairment is our consolidated operations. In performing the assessment for the annual cost in excess of net assets acquired assessment, we compare the fair value of our consolidated operations to its net asset carrying amount, including cost in excess of net assets acquired and trademarks. If the fair value of Centerplate exceeds the carrying amount, then it is determined that cost in excess of net assets acquired is not impaired. If the carrying amount were to exceed the fair value, then we would need to perform the second step in the impairment test to determine the amount of the cost in excess of net assets acquired. Fair value for these tests is determined based upon a discounted cash flow model, using a rate based on our incremental borrowing rate. We base our estimates of cash flows in part on past operating performance, as well as our expectations of future operating conditions, including anticipated labor and other cost increases and prevailing market conditions. We cannot make assurances that our estimates will be achieved. Different conditions from those anticipated, if significantly negative or unfavorable, could have a material adverse effect on our evaluation and on our financial condition or future results of operations. In performing the annual trademark assessment, management compares the fair value of the intangible asset to its carrying value. Fair value is determined based on a discounted cash flow model, using a rate based on our incremental borrowing rate. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss will be recognized for the excess amount. If the fair value is greater than the carrying amount, no further assessment is performed. We performed our annual assessments of cost in excess of net assets acquired and trademarks on April 3, 2007 and determined that no impairment existed. Additionally, no factors were noted since April 3, 2007 that would cause us to re-evaluate this assessment.

•	Insurance. We have a high-deductible insurance program for general liability, auto liability and workers’ compensation risk. We are required to estimate and accrue for the amount of losses that we expect to incur. These amounts are recorded in cost of sales and selling, general and administrative expenses on the statement of operations and accrued liabilities and long-term liabilities on the balance sheet. Our estimates consider a number of factors, including historical experience and an actuarial assessment of the liabilities for reported claims and claims incurred but not reported. We discount our estimated liabilities to their present value based on expected loss patterns determined by experience. While we use outside parties to assist us in making these estimates, we cannot provide assurance that the actual amounts will not be materially different than what we have recorded. In addition we are self-insured for employee medical benefits and related liabilities. Our liabilities are based on historical trends and claims filed and are estimated for claims incurred but not reported. While the liabilities represent management’s best estimate, actual results could differ significantly from those estimates.

•	Accounting Treatment for IDSs, Common Stock Owned by Initial Equity Investors and Derivative Financial Instruments — Our IDSs include common stock and subordinated notes, the latter of which have three embedded derivative features. The embedded derivative features include a call option, a change of control put option, and a term-extending option on the notes. The call option allows us to repay the principal amount of the subordinated notes after the fifth anniversary of the issuance, provided that we also pay all of the interest that would have been paid during the initial 10-year term of the notes, discounted to the date of repayment at a risk-free rate. Under the change of control put option, the holders have the right to cause us to repay the subordinated notes at 101% of face value upon a change of control, as defined in the indenture. The term-extending option allows us to unilaterally extend the term of the subordinated notes for two five-year periods at the end of the initial 10-year period provided that we are in compliance with the requirements of the indenture. We have accounted for these embedded derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. Based on SFAS No. 133, as amended and interpreted, the call option and the change of control put option are required to be separately valued. As of January 1, 2008 and January 2, 2007, the fair value of these embedded derivatives was determined to be insignificant. The term extending option was determined to be inseparable from the underlying subordinated notes. Accordingly, it will not be separately accounted for in the current or future periods.

In December 2007, we issued additional IDSs pursuant to the amended and restated stockholders agreement we entered into on December 10, 2003 with those investors who owned our stock prior to our IPO (the “initial equity investors”) in connection with our IPO. The amended and restated stockholders agreement provided that upon any post-offering sale of common stock by the initial equity investors, at the option of the initial equity investors, we would exchange a portion of our common stock for subordinated notes at an exchange rate of $9.30 principal amount of subordinated notes for each share of common stock (so that, after such exchange, the initial equity investors would have shares of common stock and subordinated notes in the appropriate proportions to represent integral numbers of IDSs). In order to determine the number of shares of common stock that the initial equity investors could convert into subordinated notes, we divided the exchange rate of $9.30 by the original issue price of the IDSs of $15.00 at December 4, 2003 (the quotient equals 0.62). This quotient was then multiplied by the total number of shares owned by the initial equity investors (4,060,997 shares) to determine the number of IDSs that the initial equity investors would own after conversion (2,517,817 IDSs, each comprised of one share of stock and a subordinated note). The number of shares owned by the initial equity investors before conversion (4,060,997) was subtracted from the number of shares they would own after conversion (2,517,817) to determine the number of shares of common stock to be converted into subordinated notes (1,543,180 shares) at the exchange rate of $9.30 per share, resulting in approximately $14.4 million described further below.

Prior to December 2007, the portion of the initial equity investors’ common stock exchangeable for subordinated notes as calculated above was classified on the consolidated balance sheet according to the guidance provided by Accounting Series Release No. 268 (FRR Section 211), Redeemable Preferred Stocks. Accordingly, at January 2, 2007, we had recorded approximately $14.4 million as “Common stock with conversion option exchangeable for subordinated debt” on the balance sheet. In December 2007, we completed the sale of the initial equity investors’ interests. The issuance of additional IDSs resulted in the exchange of common stock for the newly issued subordinated notes. Accordingly, the $14.4 million in “Common stock with conversion option exchangeable for subordinated debt” was reclassified to long-term debt on our balance sheet. Interest on the subordinated notes will be payable at 13.5% per annum, resulting in additional interest expense of approximately $1.9 million annually.

In addition, we had determined that the option conveyed to the initial equity investors to exchange common stock for subordinated notes in order to form IDSs was an embedded derivative in accordance with Paragraph 12 of SFAS No. 133. We had recorded a liability for the fair value of this embedded derivative of approximately $1.3 million as of January 2, 2007. As a result of the exercise of this option and the issuance of the additional subordinated notes in December 2007, the derivative no longer exists, and, accordingly, the carrying value of the derivative was eliminated and recorded as an adjustment of interest expense in the accompanying consolidated statement of operations for the year ended January 1, 2008.

The common stock held by the initial equity investors was treated as a separate class of common stock for presentation of earnings per share. Although the common stock held by the initial equity investors was part of the same class of stock as the common stock included in the IDSs for purposes of Delaware corporate law, the right to convert that was granted in the amended and restated stockholders agreement as described above caused the stock held by the initial equity investors to have features of a separate class of stock for accounting purposes. For each of the three years in the period ended January 1, 2008, earnings per share for common stock with and without conversion rights were equal and therefore no separate presentation has been required. As of January 1, 2008, there were no shares of common stock with conversion option outstanding.

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

In accordance with SFAS No. 109, deferred tax assets are recognized to the extent realization of these assets is determined to be more likely than not. At January 1, 2008, we had recorded a valuation allowance of $350,000 related to certain tax credits for which realization was not considered more likely than not. No valuation allowance was recorded at January 2, 2007.

Our ability to realize the net deferred tax asset recorded at January 1, 2008 depends on our ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each applicable tax jurisdiction. The establishment of a valuation allowance is based on our consideration of all available evidence, both positive and negative, concerning the expectation of future realization, including, among other things: historical operating results; forecasts of future operations; the duration of statutory carryforward periods; our experience with tax attributes expiring unused; and tax planning alternatives. In making such judgments, greater weight is given to evidence that can be objectively verified.

We perform ongoing evaluations of the valuation allowance recorded and the need for adjustments based on current facts and conditions. Changes in our assessment of the expected realization of deferred tax assets, based on the evaluation criteria required by SFAS 109, could result in changes to the valuation allowance in future periods. Such changes would be recognized as adjustments to income tax expense in the period in which the change occurs.

We have accounted for the issuance of IDS units in December 2003 and December 2007 as representing shares of common stock and subordinated notes by allocating the proceeds from each IDS unit to the underlying stock or subordinated note based upon the relative fair values of each. Accordingly, the portion of the aggregate IDS units outstanding that represents subordinated notes has been accounted for us as long-term debt bearing a stated interest rate of 13.5% and maturing on December 10, 2013.

The determination as to whether an instrument is treated as debt or equity for income tax purposes is based on the facts and circumstances. There is no clear statutory definition of debt and its characterization is governed by principles developed in case law, which analyzes numerous factors that are intended to identify the economic substance of the investor’s interest in the corporation. We believe that the subordinated notes issued in 2003 and 2007 should be treated as debt for U.S. federal income tax purposes. However, no ruling on this issue has been requested from any federal or state tax authority, and there is no authority that directly addresses the tax treatment of securities with terms substantially similar to the subordinated notes or offered as a unit consisting of subordinated notes and common stock. In light of this absence of direct authority, there can be no assurance that the subordinated notes will be treated as debt for income tax purposes. If the subordinated notes were treated as equity rather than as debt for income tax purposes, the stated interest on the subordinated notes would be treated as a distribution with respect to stock and would not be deductible for income tax purposes.

Additionally, there can be no assurance that a taxing authority will not challenge the determination that the interest rate on the subordinated notes represents an arm’s length rate. If such a challenge were successful, any excess amount over arm’s length would not be deductible and could be recharacterized as a dividend payment instead of an interest payment for income tax purposes.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of the Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. Under FIN 48, tax benefits of an uncertain tax position may only be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. The tax benefit recognized is then measured at the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on matters related to derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We adopted the provisions of FIN 48 on January 3, 2007 and, upon adoption, recognized a charge of approximately $579,000 to the January 3, 2007 balance of retained earnings. Our continuing practice is to recognize interest and penalties related to uncertain tax positions as a component of the income tax provision (benefit) in the consolidated statement of operations.

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

Set forth below are comparative net sales by quarter for fiscal 2007, 2006 and 2005, as well as operating income (loss) and net income (loss), on an actual and per share basis (in thousands, except per share data):

	2007
					Basic and
			Basic and		Diluted
			Diluted		Income (Loss)
			Operating		per Share with
		Operating	Income	Net	and without
		Income	(Loss) per	Income	Conversion
	Net Sales	(Loss)	Share	(Loss)	Option

1st Quarter	$125,333	$(5,507)	$(0.24)	$(8,048)	$(0.36)
2nd Quarter	$200,839	$9,684	$0.43	$2,240	$0.10
3rd Quarter	$246,141	$17,010	$0.76	$5,996	$0.27
4th Quarter	$168,373	$1,971	$0.09	$(2,066)	$(0.09)

	2006
					Basic and
			Basic and		Diluted
			Diluted		Income (Loss)
			Operating		per Share with
		Operating	Income	Net	and without
		Income	(Loss) per	Income	Conversion
	Net Sales	(Loss)	Share	(Loss)	Option

1st Quarter	$113,505	$(3,989)	$(0.18)	$(5,598)	$(0.25)
2nd Quarter	$190,699	$12,038	$0.53	$(66)	$0.00
3rd Quarter	$218,929	$16,130	$0.72	$12,269	$0.54
4th Quarter	$157,929	$1,739	$0.08	$(3,127)	$(0.14)

Results of Operations

Fiscal 2007 Compared to Fiscal 2006

Net sales — Net sales of $740.7 million for fiscal 2007 increased $59.6 million, or approximately 8.7%, from $681.1 million in the prior year period. The increase was primarily due to higher sales at our MLB, convention center, NFL and minor league baseball facilities of $21.5 million, $13.1 million, $11.9 million and $10.1 million, respectively. The increase in MLB sales was primarily a result of increased attendance and per capita spending at a number of our facilities and the All-Star game which took place at AT&T Park in July. Sales at convention centers increased due to the number and size of events in the current year period. Sales in our NFL accounts are higher primarily due to the re-opening of the Louisiana Superdome and New Orleans Arena which were closed for renovations until September 2006, and higher per capita spending in a number of our NFL facilities. Sales at minor league baseball facilities increased primarily due to the addition of five new ball parks. Sales at all other facilities increased $3.0 million. In addition, new accounts contributed $19.0 million, partially offset by the termination of some of, or our decision not to renew, our contracts which accounted for a decline in sales of $11.2 million.

Cost of sales — Cost of sales of $604.8 million for fiscal 2007 increased approximately $50.0 million from $554.8 million in the prior year period due primarily to the higher sales volume. As a percentage of net sales, cost of sales increased by approximately 0.3% from fiscal 2006. The increase was the result of higher product costs at our sports and convention center facilities driven by increased commodity prices. The increase was partially offset by lower labor costs, predominantly at our MLB facilities attributable in part to the higher sales volume, and lower (as a percentage of sales) commission and royalty costs due to a shift in the sales mix.

Selling, general and administrative expenses — Selling, general and administrative expenses were $79.6 million in fiscal 2007 as compared to $70.5 million in the prior year period, an increase of approximately $9.1 million. As a percentage of net sales, selling, general and administrative costs increased approximately 0.4% from fiscal 2006. The increase was primarily driven by higher operating expenses at certain of our facilities, including an increase in credit card processing fees due to a higher concentration of credit card sales and higher facility maintenance and repair costs. Fiscal 2007 was also impacted by higher legal and other overhead costs associated with efforts to retool the company for long-term growth and a unmatched insurance recovery in the prior period related to Hurricane Katrina.

Depreciation and amortization — Depreciation and amortization was $31.4 million for fiscal 2007, compared to $28.9 million in the prior year period. The increase was principally attributable to depreciation and amortization related to capital expenditures associated with account renewals, notably at our NFL facilities and convention centers, and investments in newly acquired contracts.

Transaction related expenses — $1.7 million in expenses were incurred in fiscal 2007 in connection with the follow-on offering to our 2003 initial public offering (see Note 10, Demand for Registration, in our Notes to the Consolidated Financial Statements).

Contract Related Losses — In the prior year period, a non-cash charge of $0.4 million was taken for the write-off of certain assets associated with a terminated contract.

Interest expense — Interest expense was $28.5 million in fiscal 2007, compared to $24.4 million in the prior year period. The increase was primarily attributable to higher interest of $1.7 million associated with higher outstanding revolver borrowings under our credit facility in fiscal 2007 to finance capital expenditures and working capital requirements, and an increase in interest rates associated with our term loan. In addition, fiscal 2007 reflects a $0.9 million non-cash credit as compared to a credit of $3.4 million in the prior year period as a result of adjustments to the fair market value of our derivatives, which resulted in a $2.4 million increase in interest expense.

Other income — Other income consisting primarily of interest income was $1.8 million in fiscal 2007 as compared to $1.7 million in the prior year period. The increase was principally attributable to interest generated from higher cash balances, including restricted cash.

Income taxes — Income taxes for the years ended January 2, 2007 and January 1, 2008 were calculated in accordance with SFAS No. 109, Accounting for Income Taxes. For the fiscal year ending January 1, 2008, the effective tax rate was approximately -46%. In the prior year period, the effective rate was approximately -7%. The fluctuation in the projected effective annual tax rate is primarily due to the sensitivity of the ratio involving expected ordinary income and permanent items. For the current year, the change in the effective tax rate is primarily related to the amount of the federal credits in relation to the nominal year end loss.

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

Income taxes — Income taxes for fiscal 2005 and fiscal 2006 are accounted for in accordance with SFAS No. 109 “Accounting for Income Taxes”. For fiscal 2006, the effective tax rate was approximately -7% as compared to approximately -46% in fiscal 2005. Our effective tax rate depends in part on our book income, permanent tax adjustments, and tax credits. The decrease in our effective tax rate is primarily due to the non-cash interest charge related to our derivatives, which is a permanent adjustment.

Liquidity and Capital Resources

Net cash provided by operating activities was $21.7 million for fiscal 2007, compared to $39.4 million in the prior year period. The decrease was primarily due to fluctuations in working capital, which varies from quarter to quarter as a result of the timing and number of events at the facilities we serve. Fiscal 2007 reflects higher accounts receivable and inventories driven by increased sales and new accounts that came on-line in the fourth quarter of 2007.

Net cash used in investing activities was $25.0 million for fiscal 2007, as compared to $38.8 million in the prior year period. In fiscal 2007, $37.1 million in investments were made in contract rights and property and equipment at client facilities, a $9.3 million increase from $27.8 million in fiscal 2006. The increase is due to a higher level of investment in newly acquired contracts. Offsetting this increase in capital investments was the use of restricted cash set aside in fiscal 2006 to fund $11.9 million of the 2007 capital expenditures.

Net cash used in financing activities was $2.9 million in fiscal 2007 as compared to $2.4 million in the prior year period. In fiscal 2007 and 2006, net revolver borrowings were $14.5 million and $15.0 million, respectively. In fiscal 2007, $0.8 million in proceeds representing five months of interest on the Company’s subordinated notes were received from the follow-on offering of IDSs and set aside as restricted cash.

We are also often required to obtain performance bonds, bid bonds or letters of credit to secure our contractual obligations. As of January 1, 2008, we had requirements outstanding for performance bonds and letters of credit of $18.4 million and $22.7 million, respectively. Under the credit facility, we have an aggregate of $35.0 million available for letters of credit, subject to an overall borrowing limit of $107.5 million. As of January 1, 2008, we had approximately $55.3 million available to be borrowed under the revolving portion of the credit facility. At that date, there were $29.5 million in outstanding borrowings and $22.7 million of outstanding, undrawn letters of credit reducing availability.

Future Liquidity and Capital Resources

Our capital expenditures can be categorized into two types: maintenance and growth. Maintenance capital expenditures are associated with securing renewals of our existing contracts and maintaining those contracts following renewal. Growth capital expenditures are those made in connection with securing new contracts and maintaining those contracts during their initial term. In both cases, particularly for sports facilities, capital expenditures are often required in the form of contract acquisition fees or up-front or committed future capital investment to help finance facility construction or renovation. This expenditure typically takes the form of investment in leasehold improvements and food service equipment and grants to owners or operators of facilities. The amount of capital commitment required by us at any time can vary significantly. The ability to make those expenditures is often an essential element of a successful bid on a new contract or renewal of an existing contract. We provide our historical maintenance and growth capital expenditures for each of the five fiscal years ended January 1, 2008 in Item 6 “Selected Financial Data.” We believe that the identification and separation of maintenance and growth capital expenditures are important factors in evaluating our business results.

At the end of the contract term, all capital investments that we have made typically remain the property of the client, but our contracts generally provide that the client must reimburse us for any undepreciated or unamortized capital investments made or fees paid pursuant to the terms of the contract if the contract is terminated early, other than due to our default.

Commission and management fee rates vary significantly among contracts based primarily upon the amount of capital that we invest, the type of facility involved, the term of the contract and the services provided by us. In general, within each client category, the level of capital investment and commission are related, so that the greater the capital investment that we make, the lower the commission we pay to the client. Our profit sharing contracts generally provide that we are reimbursed each year for the amortization of our capital investments prior to determining profits under the contract. Contracts may be renewed at significantly different commission rates, and therefore EBITDA from a renewed contract may differ significantly from the prior contract, depending on the financial terms agreed to at the time of renewal.

In fiscal 2007, we made capital investments of $37.1 million. We are currently contractually committed to fund aggregate capital investments of approximately $20.8 million and $3.8 million in 2008 and 2009, respectively. In fiscal 2008, contracts representing 19.4% of our 2007 net sales, or $144.0 million, are up for renewal and, as a result, we expect to spend $20.0 million to $25.0 million in maintenance capital expenditures, including rollover expenditures associated with 2007 commitments. As a result of the anticipated capital expenditures, our borrowings may increase in 2008. In addition, we are anticipating growth capital expenditures in the range of $10.0 million to $15.0 million.

We have historically financed our capital expenditures and other commitments with a combination of cash from operating activities and borrowings under the revolving line of credit of the credit facility and expect to continue to do so in 2008. As described below, we are currently seeking an amendment of certain provisions of the credit facility relating to the payment of dividends.

Sports teams and municipalities continue to spearhead efforts to develop new large stadiums. In order to bid successfully on these projects, however, we need to be able to commit to making relatively large capital expenditures. For these and other projects, we will also need to demonstrate our ability to provide competitive product and service offerings. We intend to address this through the further enhancement of our strategic initiatives, including culinary excellence and design, as well as through the continued development of our branded product and speed of service initiatives, all designed to help differentiate us in our market. This in turn will require investment in these initiatives and in the management infrastructure that are designed to help us to manage our business more efficiently.

The following table shows our net sales for fiscal 2007 which aggregate $740.7 million (excluding contracts terminated in 2007), as allocated according to the expiration year of our contracts:

Contracts Expiring in:
2008	2009	2010	2011	2012 and After
(In millions)

$144.0*	$106.6	$92.6	$12.0	$380.1

*	(includes the New York Yankees)

Subordinated Notes Issued in 2003 and 2007

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

In December 2007, we issued an additional $14,351,563 in aggregate principal amount of 13.50% subordinated notes as part of the IDSs sold in the secondary offering. See Note 10, Demand for Registration, in the Notes to our Consolidated Financial Statements. Except for the issuance date, the terms of the additional subordinated notes are identical to the subordinated notes issued in December 2003.

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

Our credit facility with GE Capital is comprised of a $107.5 million term loan and a $107.5 million revolving credit facility. Both facilities bear interest at a floating rate equal to a margin over a defined prime rate of 1.25% for the term loan and 1.5% for the revolving credit facility or a percentage over the London Interbank Borrowing Rate (“LIBOR”) of 3.25% for the term loan and 3.5% for the revolving credit facility. The applicable margins for the revolving credit facility are subject to adjustment (from 1.0% to 1.75% for loans based on a defined prime rate and from 3.0% to 3.75% for LIBOR loans based on our total leverage ratio). The revolving portion of the credit facility has a $35 million letter of credit sub-limit and a $10 million swing loan sub-limit.

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

Under the credit agreement, we may not pay dividends if we fail to meet the following ratios:

•	an interest coverage ratio (Adjusted EBITDA (as defined in the credit facility) to cash interest expense for the last 12 months) at least equal to 2.00 to 1.00;

•	a maximum total leverage ratio (net debt as of the date of determination to Adjusted EBITDA (as defined in the credit facility) for the 12 months ending on such date) of 4.65 to 1.00; and

•	a maximum senior leverage ratio (net senior debt as of the date of determination to Adjusted EBITDA (as defined in the credit facility) for the 12 months ending on such date) of 2.15 to 1.00.

We must also maintain cash in our cash collateral account in an amount equal to at least 5 months of interest on our subordinated notes plus $2.5 million. As of January 1, 2008, we were in compliance with each of the applicable ratios and held at least the required minimum amount of cash in our cash collateral account. In addition, we may not pay dividends if a default or event of default under the credit agreement is in effect or otherwise would be caused by such payment.

The credit agreement also requires us to defer monthly payments of interest on our subordinated notes (subject to certain limitations) if we fail to have an interest coverage ratio of at least 1.90:1.00, a maximum total leverage ratio of 4.95:1.00 or a maximum senior leverage ratio of 2.30:1.00 as calculated above as of any monthly date of determination.

In March 2008, we obtained a waiver and amendment of certain provisions of the credit agreement temporarily affecting the calculation of the senior leverage ratio that must be achieved in order to pay dividends. The waiver was necessitated in part by an unexpected decline in cash flow from operations, driven primarily by a decrease in revenues generated at our convention centers that we began to experience in January 2008, as well as a more stringent senior leverage ratio requirement for the payment of dividends under the credit agreement in 2008 (going from 2.25:1.00 in 2007 to 2.15:1.00 in 2008). We are currently seeking a permanent amendment to the credit agreement to enable us to meet the ratio requirements for the payment of dividends and give us the necessary flexibility to address business needs that may arise from time to time with respect to cash flow and capital expenditures due to variations in when events occur or accounts come on line. For additional information concerning the ratio requirements for the payment of dividends and interest on our subordinated notes, see Item 1A, “Risk Factors — We would be required to suspend dividend and interest payments if we are unable to satisfy certain financial ratios under our credit facility, which would reduce our yield on the IDSs and would be likely to cause the market value of the IDSs to decline.” No assurance can be given as to whether we can obtain this amendment and whether it will be adequate to enable us to pay dividends in the future.

If we are unable to obtain this amendment, we will need to suspend dividend payments beginning in April 2008 until we can meet the ratio requirements for the payment of dividends under our credit facility. In addition, if our Adjusted EBITDA continues to be lower than anticipated, we might need to defer interest on the subordinated notes.

Under the original terms of the financing, we agreed to pay to GE Capital usual and customary administrative fees of $100,000 annually. In addition, we agreed to indemnify GE Capital and its affiliates against certain liabilities and expenses incurred by them in connection with the loan agreement and certain related matters.

An affiliate of GE Capital was one of our initial equity investors and held approximately 6.5% of our common shares prior to the completion of our secondary offering in December 2007. In addition, an affiliate of Blackstone, which controlled our other initial equity investors, holds $8 million in principal amount of the term loan.

Other Relationships

In December 2007, we completed the exchange of $14.4 million in subordinated notes for 1,543,179 shares of common stock previously held by our initial equity investors. This exchange was made in connection with the secondary registration and sale of 2,517,818 IDSs that were comprised of such $14.4 million in subordinated notes plus the remaining shares of common stock held by the initial equity investors. As a result, our initial equity investors no longer own any interest in our common stock or IDSs.

As noted above, GE Capital is the administrative agent and a lender under our senior credit facility and was the managing member of an initial equity investor that owned 6.5% of our common stock prior to the completion of our secondary offering. Affiliates of Blackstone, which is also a lender under our senior credit facility, held the remaining 11.5% of the common stock held by the initial equity investors prior to completion of the secondary offering. Pursuant to our agreements with the initial equity investors that were entered into prior to our IPO, we were required to pay expenses in connection with the offering that amounted to $1.7 million in fiscal 2007.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition.

Contractual Obligations

We have future obligations for debt repayments, capital commitments under customer contracts and future minimum rental and similar commitments under non-cancelable operating leases. These obligations as of January 1, 2008 are summarized below:

	Payments Due by Period
		Less Than	1-3	4-5	More Than
	Total	1 Year	Years	Years	5 Years
	(In millions)

Long-term borrowings	$253.9	$30.6	$103.7	$119.6	$—
Interest for fixed rate debt	95.9	16.1	48.5	31.3	—
Interest for variable rate debt(1)	26.9	11.4	15.5	—	—
Insurance	14.2	4.8	5.0	2.2	2.2
Operating leases	3.0	—	2.5	0.5	—
Commissions and Royalties	61.6	10.6	24.7	11.1	15.2
Capital commitments(2)	25.0	20.8	4.2	—	—
Other long-term liabilities	1.2	—	0.3	—	0.9

Total Contractual	$481.7	$94.3	$204.4	$164.7	$18.3

(1)	Interest for variable rate debt based on forward-looking interest rates as disclosed in Item 7A.

(2)	Represents capital commitments in connection with several long-term concession contracts.

In addition, we have contingent obligations related to outstanding letters of credit. These contingent obligations as of January 1, 2008 are summarized below:

	Payments Due by Period
		Less Than	1-3	4-5	More Than
Other Commercial Commitments	Total	1 Year	Years	Years	5 Years

Letters of credit	22.7	22.7	—	—	—

New Accounting Standards

New Accounting Standards — In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. In addition to defining fair value, SFAS 157 provides a framework for the measurement of fair value and expands disclosure requirements about fair value measurements. SFAS 157 will be effective for us for financial assets and financial liabilities in fiscal 2008 and for nonfinancial assets and nonfinancial liabilities beginning in fiscal 2009. We are currently evaluating this statement.

In February 2007, the FASB issued No. SFAS 159 (“SFAS 159”), Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115, which permits entities to elect fair value measurement when an eligible financial asset or financial liability is initially recognized or when an event, such as a business combination, triggers a new basis of accounting for that financial asset or financial liability. The election must be applied to individual contracts, is irrevocable for every contract chosen to be measured at fair value, and must be applied to an entire contract, not to only specified risks, specific cash flows, or portions of that contract. Changes in the fair value of contracts elected to be measured at fair value are recognized in earnings each reporting period. The provisions of SFAS 159 will be effective for us in fiscal 2008. We are currently evaluating this statement

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which will significantly change the accounting for business combinations. SFAS No. 141R is effective for us for business combinations beginning in fiscal 2009. We are currently evaluating this statement.

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

Interest rate risk — We are exposed to interest rate volatility with regard to our revolving credit facility borrowings and term loan. As of January 1, 2008 we had outstanding revolver borrowings of $29.5 million and a $104.8 million balance on our term loan. A change in interest rate of one percent on these borrowings as of January 1, 2008 would cause a change in the annual expense of $1.3 million. In order to minimize our exposure to interest rate risk, we have entered into an interest rate swap agreement for a notional amount of $100 million. The agreement is based on three months LIBOR and contains a collar feature with an interest rate floor of 4.82% and cap of 6.0%. As of January 1, 2008, a $0.4 million non-cash charge was recorded to our consolidated statement of operations to record changes in the fair value of this derivative. As of January 1, 2008, there is no market or quotable price for our subordinated notes or term loans; however, the fair value is estimated at par. The table presents principal cash flows and related interest rates for long-term debt as of January 1, 2008.

	2008	2009	2010	2011	2012	Thereafter	Total
	(In millions)

Fixed rate debt:
Represented by IDSs	—	—	—	—	—	$119.6	$119.6
Average interest rate	—	—	—	—	—	13.5%	—
Variable rate debt:
Revolving loans	$29.5	—	—	—	—	—	$29.5
Average interest rate	8.75%	—	—	—	—	—	—
Term loans	$1.1	$1.1	$102.7	—	—	—	$104.8
Average interest rate	8.43%	8.43%	8.43%	—	—	—	—

As of January 1, 2008, we had fixed rate long-term debt of $119.6 million in subordinated notes represented by the IDSs, and variable rate term loans and outstanding revolver borrowings of $104.8 million and $29.5 million, respectively.

Market risk — Prior to the completion of the follow-on offering of IDSs in December 2007, changing market conditions that influenced stock prices impacted the value of our liability for derivatives. For the year ended January 1, 2008, a $1.3 million non-cash credit was recorded to our consolidated statement of operations, to record changes in the fair value of this derivative, which was fully exercised upon the IDS issuance.

As of January 1, 2008, there were no material changes, except as discussed above, in the quantitative and qualitative disclosures about market risk from the information presented in our Annual Report on Form 10-K for the year ended January 2, 2007.

Item 8.  Financial Statements and Supplementary Data

CENTERPLATE, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Centerplate, Inc.
Stamford, Connecticut

We have audited the accompanying consolidated balance sheets of Centerplate, Inc. and subsidiaries (the “Company”) as of January 2, 2007 and January 1, 2008, and the related consolidated statements of operations, stockholders’ equity (deficiency) and comprehensive income (loss), and cash flows for each of the three years in the period ended January 1, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Centerplate, Inc. and subsidiaries as of January 2, 2007 and January 1, 2008, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company changed its method of accounting for uncertain tax positions to conform to the provisions of FASB Interpretation No. 48, Accounting for Uncertainly in Income Taxes, an interpretation of FASB Statement No. 109, effective January 3, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 1, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
March 17, 2008

CENTERPLATE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JANUARY 2, 2007 AND JANUARY 1, 2008

	January 2,	January 1,
	2007	2008
	(In thousands, except share data)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39,591	$33,853
Restricted cash	13,080	1,146
Accounts receivable, less allowance for doubtful accounts of $1,013 and
$993 at January 2, 2007 and January 1, 2008, respectively	23,172	29,539
Inventories	19,347	23,300
Prepaid expenses and other	3,865	3,475
Deferred tax assets	3,139	4,204

Total current assets	102,194	95,517

PROPERTY AND EQUIPMENT:
Leasehold improvements	41,770	41,968
Merchandising equipment	71,043	84,727
Vehicles and other equipment	17,350	18,116
Construction in process	1,708	1,895

Total	131,871	146,706
Less accumulated depreciation and amortization	(81,187)	(94,720)

Property and equipment, net	50,684	51,986

OTHER LONG-TERM ASSETS:
Contract rights, net	79,209	85,183
Restricted cash	9,041	10,307
Cost in excess of net assets acquired	41,142	41,142
Deferred financing costs, net	12,930	10,361
Trademarks	17,523	17,523
Deferred tax assets	14,612	15,867
Other	5,035	4,465

Total other long-term assets	179,492	184,848

TOTAL ASSETS	$332,370	$332,351

See notes to consolidated financial statements.

CENTERPLATE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

	January 2,	January 1,
	2007	2008
	(In thousands, except share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Current portion of long-term debt	$1,075	$1,075
Short-term borrowings	15,000	29,500
Accounts payable	21,710	24,367
Accrued salaries and vacations	15,437	15,704
Liability for insurance	4,975	4,847
Accrued taxes, including income taxes	5,307	5,220
Accrued commissions and royalties	23,458	24,608
Liability for derivatives	1,251	311
Accrued interest	1,020	1,037
Accrued dividends	1,487	1,385
Advance deposits	3,662	3,436
Other	4,318	3,502

Total current liabilities	98,700	114,992

LONG-TERM LIABILITIES:
Long-term debt	209,789	223,334
Liability for insurance	7,744	9,370
Other liabilities	535	2,189

Total long-term liabilities	218,068	234,893

COMMITMENTS AND CONTINGENCIES
COMMON STOCK WITH CONVERSION OPTION, PAR
VALUE $0.01, EXCHANGEABLE FOR SUBORDINATED
DEBT, NET OF DISCOUNT	14,352	—

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Common stock, $0.01 par value — 100,000,000 shares authorized:
18,463,995 shares without conversion option issued and outstanding at January 2, 2007; 39,995,147 shares without conversion option issued — 20,981,813 shares outstanding at January 1, 2008	185	400
21,531,152 shares with conversion option issued — 4,060,997 shares outstanding at January 2, 2007; 0 shares with conversion option issued and outstanding at January 1, 2008
None outstanding at January 1, 2008	215	—
Additional paid-in capital	218,331	218,331
Accumulated deficit	(97,282)	(117,375)
Accumulated other comprehensive income	741	2,050
Treasury stock — at cost (17,470,153 shares at January 2, 2007 and
19,013,332 shares at January 1, 2008)	(120,940)	(120,940)

Total stockholders’ equity (deficiency)	1,250	(17,534)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$332,370	$332,351

See notes to consolidated financial statements.

CENTERPLATE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JANUARY 3, 2006, JANUARY 2, 2007, AND JANUARY 1, 2008

	January 3,	January 2,	January 1,
	2006	2007	2008
	(In thousands, except per share data)

Net sales	$643,112	$681,120	$740,686
Cost of sales (excluding depreciation and amortization)	519,395	554,752	604,785
Selling, general and administrative	71,405	70,538	79,640
Depreciation and amortization	29,255	28,854	31,443
Transaction related expenses	1,006	700	1,660
Contract related losses	369	358	—

Operating income	21,682	25,918	23,158
Interest expense	31,274	24,360	28,505
Other income	(1,151)	(1,690)	(1,841)

Income (loss) before income taxes	(8,441)	3,248	(3,506)
Income tax benefit	(3,853)	(230)	(1,628)

Net income (loss)	$(4,588)	$3,478	$(1,878)

Basic and Diluted Net Income (Loss) per share with and without conversion option	$(0.20)	$0.15	$(0.08)

Weighted average shares outstanding with conversion option	4,060,997	4,060,997	3,759,769
Weighted average shares outstanding without conversion option	18,463,995	18,463,995	18,650,756

Total weighted average shares outstanding	22,524,992	22,524,992	22,410,525

Dividends declared per share	$0.79	$0.79	$0.79

See notes to consolidated financial statements.

CENTERPLATE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY) AND
COMPREHENSIVE INCOME (LOSS)
YEARS ENDED JANUARY 3, 2006, JANUARY 2, 2007 AND JANUARY 1, 2008

	Common	Common	Common	Common
	Shares	Stock	Shares	Stock			Accumulated
	without	without	with	with	Additional		Other
	Conversion	Conversion	Conversion	Conversion	Paid-in	Accumulated	Comprehensive	Treasury
	Option	Option	Option	Option	Capital	Deficit	Income/(Loss)	Stock	Total
	(In thousands, except share data)

Balance, December 28, 2004	18,463,995	$185	21,531,152	$215	$218,331	$(60,492)	$575	$(120,940)	$37,874
Foreign currency translation	—	—	—	—	—	—	157	—	157
Dividends declared	—	—	—	—	—	(17,840)	—	—	(17,840)
Net loss	—	—	—	—	—	(4,588)	—	—	(4,588)

Balance, January 3, 2006	18,463,995	$185	21,531,152	$215	$218,331	$(82,920)	$732	$(120,940)	$15,603

Foreign currency translation	—	—	—	—	—	—	9	—	9
Dividends declared	—	—	—	—	—	(17,840)	—	—	(17,840)
Net income	—	—	—	—	—	3,478	—	—	3,478

Balance, January 2, 2007	18,463,995	$185	21,531,152	$215	$218,331	$(97,282)	$741	$(120,940)	$1,250

Exercise of conversion option	21,531,152	215	(21,531,152)	(215)	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	1,309	—	1,309
Dividends declared	—	—	—	—	—	(17,636)	—	—	(17,636)
Fin 48 transition amount	—	—	—	—	—	(579)	—	—	(579)
Net loss	—	—	—	—	—	(1,878)	—	—	(1,878)

Balance, January 1, 2008	39,995,147	$400	—	—	$218,331	$(117,375)	$2,050	$(120,940)	$(17,534)

	January 3,	January 2,	January 1,
	2006	2007	2008

Net income (loss)	$(4,588)	$3,478	$(1,878)
Other comprehensive income — foreign currency
translation adjustment	157	9	1,309

Comprehensive income (loss)	$(4,431)	$3,487	$(569)

See notes to consolidated financial statements.

CENTERPLATE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 3, 2006, JANUARY 2, 2007, AND JANUARY 1, 2008

	Years Ended
	January 3,	January 2,	January 1,
	2006	2007	2008
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,588)	$3,478	$(1,878)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29,255	28,854	31,443
Amortization of deferred financing costs	3,474	2,569	2,569
Charge for impaired assets	1,375	358	—
Change in fair value of derivatives	(40)	(3,364)	(940)
Interest earned on restricted cash	(196)	(425)	(459)
Deferred tax benefit	(3,547)	(707)	(2,320)
Loss (gain) on disposition of assets	15	22	(34)
Changes in assets and liabilities:
Decrease (increase) in assets:
Accounts receivable	(1,149)	279	(6,367)
Inventories	(303)	(2,495)	(3,953)
Prepaid expenses	174	(724)	390
Other assets	(423)	(2,420)	(59)
Increase (decrease) in liabilities:
Accounts payable	1,045	2,830	(641)
Accrued salaries and vacations	2,026	2,174	267
Liability for insurance	1,105	156	1,498
Accrued commissions and royalties	1,410	5,471	1,532
Other liabilities	(1,382)	3,291	(37)
Non-cash effect of foreign currency translation on assets and liabilities	157	9	697

Net cash provided by operating activities	28,408	39,356	21,708

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(14,712)	(13,752)	(15,390)
Proceeds from sale of property and equipment	338	250	134
Contract rights acquired	(10,363)	(14,014)	(21,690)
Return of unamortized capital investment	—	1,828	—
(Increase) decrease in restricted cash	—	(13,080)	11,934

Net cash used in investing activities	(24,737)	(38,768)	(25,012)

See notes to consolidated financial statements

CENTERPLATE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED JANUARY 3, 2006, JANUARY 2, 2007 AND JANUARY 1, 2008

	Years Ended
	January 3,	January 2,	January 1,
	2006	2007	2008
	(In thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments — revolving loans	$(44,250)	$(10,000)	$(74,500)
Borrowings — revolving loans	44,250	25,000	85,000
Net borrowings — swingline loans	—	—	4,000
Principal payments on long-term debt	(806)	(1,075)	(806)
Proceeds from issuance of long-term debt	107,500	—	—
Retirement of existing long-term borrowings	(65,000)	—	—
Payments of financing costs	(7,266)
Restricted cash proceeds from IDS issuance	—	—	(807)
Increase (decrease) in bank overdrafts	(3,626)	1,508	1,928
Dividend payments	(17,840)	(17,840)	(17,738)

Net cash provided by (used in) financing activities	12,962	(2,407)	(2,923)

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH	—	—	489

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,633	(1,819)	(5,738)
CASH AND CASH EQUIVALENTS:
Beginning of year	24,777	41,410	39,591

End of year	$41,410	$39,591	$33,853

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$27,563	$25,123	$28,488

Income taxes paid	$31	$402	$739

SUPPLEMENTAL NON CASH FLOW INVESTING AND FINANCING ACTIVITIES:
Capital investment commitments accrued	$200	$2,742	$2,259

Dividends declared and unpaid	$1,487	$1,487	$1,385

See notes to consolidated financial statements.

CENTERPLATE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 3, 2006, JANUARY 2, 2007 AND JANUARY 1, 2008

1.	GENERAL

Centerplate, Inc. (“Centerplate” and together with its subsidiaries, the “Company”) is a holding company, the principal assets of which are the capital stock of its subsidiaries, Volume Services America, Inc. (“Volume Services America”). Volume Services America is also a holding company, the principal assets of which are the capital stock of its subsidiaries, Volume Services, Inc. (“Volume Services”) and Service America Corporation (“Service America”).

The Company is in the business of providing specified concession services, including catering and novelty merchandise items at stadiums, sports arenas, convention centers and other entertainment facilities at various locations in the United States and Canada. At January 1, 2008, the Company had 131 contracts to provide these services which were generally obtained through competitive bids. In most instances, the Company has the right to provide these services in a particular location for a period of several years, with the duration of time often a function of the required investment in facilities or other financial considerations. The contracts vary in length generally from 1 to 20 years. Certain of the contracts contain renewal clauses.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The consolidated financial statements include the accounts of Centerplate and its wholly owned subsidiaries, Volume Services America, Volume Services and Service America. All significant intercompany transactions have been eliminated.

Fiscal Year — The Company has adopted a 52-53 week period ending on the Tuesday closest to December 31 as its fiscal year. The 2006 and 2007 fiscal years consisted of 52 weeks. The 2005 fiscal year consisted of 53 weeks.

Cash and Cash Equivalents — The Company considers highly liquid cash investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash  — At January 2, 2007 and January 1, 2008 restricted cash, under the terms of the Company’s credit agreement, included approximately $9,041,000 and $10,307,000, respectively, representing five months of interest on the Company’s subordinated notes, plus $2,500,000 and interest earned. Such funds are restricted from the Company’s use until borrowings under the Company’s credit agreement have been repaid (see Note 4). In addition, at January 2, 2007 and January 1, 2008, the Company had $13,080,000 and $1,146,000, respectively, in restricted cash recorded in current assets representing cash restricted for capital commitments under client contracts, including interest earned of approximately $80,000 at January 2, 2007.

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

Inventories — Inventories consist of food, beverage, and merchandise inventories valued at the lower of cost or market, determined on the first-in, first-out basis.

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

CENTERPLATE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contract Rights — Contract rights, net of accumulated amortization, consist primarily of certain direct incremental costs incurred by the Company in obtaining or renewing contracts with clients and the fair value of contract rights acquired in the acquisitions of Volume Services in 1995 and Service America in 1998. These costs are amortized over the term of the respective contract, including optional renewal periods where the option to renew rests solely with the Company and management intends to exercise that option. Accumulated amortization was approximately $68,578,000 at January 2, 2007 and $58,121,000 at January 1, 2008. Amortization expense for fiscal 2008 through 2012 is estimated to be approximately $17,613,000, $12,472,000, $11,251,000, $7,355,000, and $6,733,000, respectively.

Cost in Excess of Net Assets Acquired and Trademarks  — In accordance with Statement of Financial Accounting Standards (“SFAS”) Goodwill and Other Intangible Assets No. 142 (“SFAS No. 142”), cost in excess of net assets acquired and trademarks are not subject to amortization, rather they are subject to at least an annual assessment for impairment by applying a fair value based test. The Company completed the impairment tests required by SFAS No. 142 on April 4, 2006 and April 3, 2007 and determined no impairment existed. There have been no events since April 3, 2007 that would require the Company to reassess the carrying value of these assets.

Deferred Financing Costs — Deferred financing costs are being amortized as interest expense over the life of the respective debt using the effective interest method. The Company incurred approximately $12,837,000 in deferred financing cost associated with the Income Deposit Securities (“IDSs”) issuance and 2003 credit facility in fiscal 2003. On April 1, 2005, the Company entered into a new Credit Agreement. Accordingly in fiscal 2005, approximately $1.2 million of deferred financing costs from the 2003 credit facility were written-off and approximately $7.3 million of deferred financing costs associated with the new credit agreement were recorded. At January 2, 2007 and January 1, 2008, accumulated amortization of the deferred financing costs was approximately $6,041,000 and $8,609,000, respectively.

Impairment of Long-Lived Assets and Contract Rights — In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews long-lived assets and contract rights for impairment whenever events or changes in circumstances indicate that the book value of the asset group may not be recoverable. Accordingly, the Company estimates the future undiscounted cash flows expected to result from the use of the asset group and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset group, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets such as property and contract rights is based on the estimated fair value of the asset determined by future discounted net cash flows.

Accounting Treatment for IDSs, Common Stock Owned by Initial Equity Investors and Derivative Financial Instruments — The Company’s Income Deposit Securities (“IDSs”) include common stock and subordinated notes, the latter of which has three embedded derivative features. The embedded derivative features include a call option, a change of control put option, and a term-extending option on the notes. The call option allows the Company to repay the principal amount of the subordinated notes after the fifth anniversary of the issuance, provided that the Company also pays all of the interest that would have been paid during the initial 10-year term of the notes, discounted to the date of repayment at a risk-free rate. Under the change of control put option, the holders have the right to cause the Company to repay the subordinated notes at 101% of face value upon a change of control, as defined in the subordinated note agreement. The term-extending option allows the Company to unilaterally extend the term of the subordinated notes for two five-year periods at the end of the initial 10-year period provided that it is in compliance with the requirements of the indenture. The Company has accounted for these embedded derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. Based on SFAS No. 133, as amended and interpreted, the call option and the change of control put option are required to be separately valued. As of January 1, 2008 and January 2, 2007, the fair value of these embedded derivatives was determined to be insignificant. The term extending option was determined to be inseparable

CENTERPLATE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from the underlying subordinated notes. Accordingly, it will not be separately accounted for in the current or future periods.

In December 2007, the Company issued additional IDSs pursuant to the Amended Stockholders Agreement entered into by the Company on December 10, 2003 with the those investors who held stock prior to the IPO (“Initial Equity Investors”) in connection with the Initial Public Offering (“IPO”). The Amended Stockholders Agreement provided that upon any post-offering sale of common stock by the Initial Equity Investors, at the option of the Initial Equity Investors, the Company will exchange a portion of its common stock for subordinated notes at an exchange rate of $9.30 principal amount of subordinated notes for each share of common stock (so that, after such exchange, the Initial Equity Investors would have shares of common stock and subordinated notes in the appropriate proportions to represent integral numbers of IDSs). In order to determine the number of shares of common stock that the Initial Equity Investors could convert into subordinated debt, the Company divided the exchange rate of $9.30 by the original issue price of the IDSs of $15.00 at December 4, 2003 (the quotient equals 0.62). This quotient was then multiplied by the total number of shares owned by the Initial Equity Investors (4,060,997 shares) to determine the number of IDSs that the Initial Equity Investors would own after conversion (2,517,817 IDSs, each comprised of one share of stock and a subordinated note). The number of shares owned by the Initial Equity Investors before conversion (4,060,997) was subtracted from the number of shares they would own after conversion (2,517,817) to determine the number of shares of common stock to be converted into subordinated debt (1,543,180 shares) at the exchange rate of $9.30 per share, resulting in approximately $14.4 million described further below.

Prior to December 2007, the portion of the Initial Equity Investor’s common stock exchangeable for subordinated debt as calculated above was classified on the consolidated balance sheet according to the guidance provided by Accounting Series Release No. 268 (FRR Section 211), Redeemable Preferred Stocks. Accordingly, at January 2, 2007, the Company had recorded approximately $14.4 million as “Common stock with conversion option exchangeable for subordinated debt” on the balance sheet. In December 2007, the Company completed the sale of the Initial Equity Investors interests. The issuance of additional IDSs resulted in the exchange of common stock for the newly issued subordinated notes. Accordingly, the $14.4 million in “Common stock with conversion option exchangeable for subordinated debt” was reclassified to long-term debt on the Company’s balance sheet.

In addition, the Company had determined that the option conveyed to the Initial Equity Investors to exchange common stock for subordinated debt in order to form IDSs was an embedded derivative in accordance with Paragraph 12 of SFAS No. 133. The Company had recorded a liability for the fair value of this embedded derivative of approximately $1.3 million as of January 2, 2007. As a result of the exercise of this option and issuance of the additional subordinated notes in December 2007, the derivative no longer exists and, accordingly, the carrying value of the derivative was eliminated and recorded as an adjustment of interest expense in the accompanying consolidated statement of operations for the year ended January 1, 2008.

In order to minimize our exposure to interest rate risk, the Company has an interest rate swap agreement for a notional amount of $100 million. The agreement is based on three months LIBOR and contains a collar feature with an interest rate floor of 4.82% and cap of 6%. The Company has recorded a liability for the fair value of this derivative of approximately $0.3 million at January 1, 2008.

The common stock held by the Initial Equity Investors was treated as a separate class of common stock for presentation of earnings per share. Although the common stock held by the Initial Equity Investors is part of the same class of stock as the common stock included in the IDSs for purposes of Delaware corporate law, the right to convert that was granted in the Company’s Amended and Restated Stockholders Agreement as described above caused the stock held by the Initial Equity Investors to have features of a separate class of stock for accounting purposes. For each of the three years in the period ended January 1, 2008, earnings per share for common stock with and without conversion rights were equal and therefore no separate presentation

CENTERPLATE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

has been required. As of January 1, 2008, there were no shares of common stock with conversion option outstanding.

Insurance — The Company has a high deductible insurance program for general liability, auto liability, and workers’ compensation risk and self-insures its employee health plans. Management establishes a reserve for the high deductible and self-insurance liabilities considering a number of factors, including historical experience and an actuarial assessment of the liabilities for reported claims and claims incurred but not reported. The estimated liabilities for these programs, except for employee health insurance, are then discounted using rates of 4.75 percent at January 2, 2007 and 3.34 percent at January 1, 2008, to their present value based on expected loss payment patterns determined by experience. The total discounted high deductible liabilities recorded by the Company at January 2, 2007 and January 1, 2008 were $11,100,000 and $13,204,000, respectively. The related undiscounted amounts were $12,718,000, and $14,488,000, respectively.

The employee health self-insurance liability is based on claims filed and estimates for claims incurred but not reported. The total liability recorded by the Company at January 2, 2007 and January 1, 2008 was $1,432,000 and $760,000, respectively.

Cash Overdrafts — The Company has included in accounts payable on the accompanying consolidated balance sheets cash overdrafts totaling approximately $8,412,000 and $10,341,000 at January 2, 2007 and January 1, 2008, respectively.

Dividends — The dividend policy established by the Company’s board of directors is to pay a monthly dividend of $0.066 per share on the common stock, subject to applicable law, the terms of the Company’s credit facility, the indenture governing the Company’s subordinated notes and any other outstanding indebtedness, and the board of directors’ assessment of the Company’s cash needs. This determination is made on a monthly basis. The Company has paid monthly dividends since January 2004, and at January 2, 2007 and January 1, 2008 accrued but unpaid dividends of $1,487,000 and $1,385,000, respectively, were recorded as liabilities on the accompanying consolidated balance sheets

Future dividend payments are within the absolute discretion of the board of directors and will depend on a number of factors, including but not limited to the Company’s results of operations, its cash requirements, financial condition, contractual restrictions, business opportunities, level of contract renewals, provisions of applicable law and other factors that the board of directors may deem relevant. Additionally, as discussed in Note 4, the Company’s ability to pay dividends is subject to restrictions under the terms of the Company’s indebtedness.

Net Income (Loss) per share — The common stock held by the Initial Equity Investors has been treated as a separate class of common stock for presentation of earnings per share. Basic and diluted earnings per share with and without the conversion option is calculated by dividing net income (loss) by the weighted average common shares outstanding during the period.

Foreign Currency — The balance sheet and results of operations of the Company’s Canadian operations are measured using the local currency as the functional currency. Assets and liabilities have been translated into United States dollars at the rates of exchange at the balance sheet date. Revenues and expenses are translated into United States dollars at the average rate during the period.

Gains and losses arising on foreign currency transactions are recorded in operations as incurred. Translation gains and losses arising from the use of differing exchange rates from year to year are included in other comprehensive income (loss).

Transaction Related Expenses — Transaction related expenses in fiscal year 2005, 2006 and 2007 consist of fees and expenses associated with the follow-on secondary offering of IDSs (see Note 10).

CENTERPLATE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest —  Interest expense includes interest related to the Company’s term loans and revolver borrowings and changes in the fair value of the Company’s derivatives. In fiscal 2005, 2006 and 2007 interest expense includes non-cash credits of $0.4 million, $3.4 million, and $0.9 million, respectively, related to changes in the fair value of the Company’s derivatives. In addition, interest expense for fiscal 2005 includes $5.8 million in expenses related to entering into the Company’s credit agreement on April 1, 2005. The $5.8 million includes a prepayment premium of approximately $4.6 million on the prior credit facility and a $1.2 million non-cash charge for the write-off of deferred financing costs.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of the Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. Under FIN 48, tax benefits of an uncertain tax position may only be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. The tax benefit recognized is then measured at the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on matters related to derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on January 3, 2007 and, upon adoption, recognized a charge of approximately $579,000 to the January 3, 2007 balance of retained earnings. The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions as a component of the income tax provision (benefit) in the consolidated statement of operations.

Segment Reporting — The combined operations of the Company, consisting of contracts to provide concession services, including catering and novelty merchandise items at stadiums, sports arenas, convention centers and other entertainment facilities, comprise one reportable segment.

Reclassifications — Certain amounts in 2005 have been reclassified, where applicable, to conform to the financial statement presentation used in 2006 and 2007. In the Consolidated Statements of Cash Flows borrowings and repayments under the Company’s revolving credit facility, formerly presented on a net basis, are now shown in their gross amounts. This reclassification had no impact on total cash flows from financing activities.

New Accounting Standards — In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. In addition to defining fair value, SFAS 157 provides a framework for the measurement of fair value and expands disclosure requirements about fair value measurements. SFAS 157 will be effective for the Company for financial assets and financial liabilities in fiscal 2008 and for nonfinancial assets and nonfinancial liabilities beginning in fiscal 2009. The Company is currently evaluating the impact of SFAS 157 on its financial statements.

In February 2007, the FASB issued No. SFAS 159 (“SFAS 159”), Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to elect fair-value measurement when an eligible financial asset or financial liability is initially recognized or when an event, such as a business combination, triggers a new basis of accounting for that financial asset or financial liability. The election must be applied to individual contracts, is irrevocable for every contract chosen to be measured at fair value, and must be applied to an entire contract, not to only specified risks, specific cash flows, or portions of that contract. Changes in the fair value of contracts elected

CENTERPLATE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to be measured at fair value are recognized in earnings each reporting period. The provisions of SFAS 159 will be effective for the Company in fiscal 2008. The Company is currently evaluating the impact of SFAS No. 159 on its financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which will significantly change the accounting for business combinations. SFAS No. 141R is effective for the Company for business combinations beginning in fiscal 2009. The Company is currently evaluating this statement.

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

Concentration Risks — Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash equivalents, short-term investments and accounts receivable. The Company places its cash equivalents and short-term investments with high-credit qualified financial institutions and, by practice, limits the amount of credit exposure to any one financial institution.

The Company typically provides services pursuant to long-term contracts that grant it the exclusive right to provide certain food and beverage products and services and, under some contracts, other related services at the client’s facility. The Company also has contracts to provide merchandise services at many facilities, including but not limited to, many of the facilities where we provide food and beverage services. As of January 1, 2008, the Company’s contracts had an overall average remaining term, weighted by net sales generated by each contract, of approximately 5.1 years before scheduled expiration. The Company has generally been successful in renegotiating contracts prior to their expiration; however, there can be no assurance that any contract will continue beyond its scheduled expiration.

For fiscal 2007, the Company’s largest client, the New York Yankees, accounted for approximately 9.6% of the Company’s net sales; the Company’s three largest clients together accounted for approximately 20.4% of 2007 net sales; and the Company’s 10 largest clients together accounted for approximately 40.3% of 2007 net sales.

Some of the Company’s sports facility contracts do not contain any protection in the event that the sports team tenant of the facility moves to a new facility. Changes in the ownership of a facility that the Company serves, or of a sports team tenant of the facility, may make renewal of a contract less likely and may result in disputes concerning the terms under which we provide our services at the facility. The loss of any of the Company’s largest clients could have a significant adverse effect on the Company’s ability to meet the financial ratio requirements under its credit facility (see Note 4).

The Company’s contract with the New York Yankees grants it the right to provide services at the New York Yankees’ existing baseball stadium and is currently scheduled to expire on December 31, 2008. Although the contract provides the Company with an option to extend the term through 2009, the option is not available if the team is playing their home games in a newly-constructed stadium in 2009. In August 2006, the New York Yankees broke ground on a new stadium that is reported to be on schedule for opening in April 2009.

CENTERPLATE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows fiscal 2007 net sales, excluding sales from contracts terminated in 2007, according to the year of expiration of the underlying contracts (in millions):

2008(1)	$144.0
2009	106.6
2010	92.6
2011	12.0
2012 and thereafter	380.1
Total	$735.3

(1)	Includes NY Yankees

Concentrations of credit risk with respect to accounts receivable are limited due to many customers comprising the Company’s customer base and their dispersion across different geographic areas. For the fiscal years ended January 3, 2006, January 2, 2007 and January 1, 2008, the Company had one contract that accounted for approximately 9.8%, 9.6% and 9.6% of net sales, respectively.

4.	DEBT

Long-term debt consists of the following:

	2006	2007
	(In thousands)

Term Loans — Credit Agreement	$105,619	$104,813
Subordinated notes	105,245	119,596

	210,864	224,409
Less — current portion of long-term debt	1,075	1,075

Total long-term debt	$209,789	$223,334

Credit Agreement — On April 1, 2005, the Company entered into a credit agreement pursuant to which General Electric Capital Corporation (“GE Capital”) agreed to provide up to $215 million of senior secured financing. The financing is comprised of a $107.5 million term loan and a $107.5 million revolving credit facility (the “Credit Agreement”). The Credit Agreement bears interest at a floating rate equal to a margin over a defined prime rate of 1.25% for the term loan and 1.5% for the revolving credit facility or a percentage over the London Interbank Borrowing Rate (“LIBOR”) of 3.25% for the term loan and 3.5% for the revolving credit facility. The applicable margins for the revolving credit facility are subject to adjustment from 1.0% to 1.75% for loans based on a defined prime rate and from 3.0% to 3.75% for LIBOR loans based on our total leverage ratio. The proceeds of the term loan were used to repay the prior $65 million term loan, outstanding revolving loans of $23.25 million, as well as interest, related fees and expenses, including a prepayment premium of approximately $4.6 million on the term loan facility. The revolving portion of the Credit Agreement has a $35 million letter of credit sub-limit and a $10 million swing line loan sub-limit. At January 1, 2008, approximately $22,746,000 of letters of credit were outstanding but undrawn and the Company had $29,500,000 in short-term revolving loans outstanding.

The term loan matures in October 2010 and requires quarterly principal payments of $269,000. The availability of funding under the revolving credit facility depends on the satisfaction of various financial and other conditions, including restrictions in the indenture governing the subordinated notes. The revolving credit facility matures in April 2010 and is subject to an annual thirty-day pay down requirement, exclusive of letters of credit and certain specified levels of permitted acquisition and service contract-related revolving credit

CENTERPLATE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

advances. Borrowings under the Credit Agreement are secured by substantially all of the Company’s assets and rank senior to the subordinated notes. The Credit Agreement contains customary events of default.

The agreements governing the Company’s indebtedness impose significant operating and financial restrictions on the Company. These restrictions prohibit or limit, among other things,

•	the incurrence of additional indebtedness

•	the issuance of preferred stock and certain redeemable common stock;

•	the payment of dividends;

•	the purchase or redemption of the Company’s outstanding common stock;

•	specified sales of assets

The terms of the Credit Agreement include other, more restrictive, covenants and prohibit the Company from prepaying other indebtedness, including the subordinated notes, while indebtedness under the Credit Agreement is outstanding. The Credit Agreement also requires the Company to maintain specified financial ratios and satisfy certain financial condition tests, including a maximum net leverage ratio, a minimum interest coverage ratio and a maximum net senior leverage ratio.

The ability to comply with these covenants may be affected by events beyond the Company’s control, including prevailing economic, financial and industry conditions. A breach of any of these covenants could result in a default under the Credit Agreement and/or the indenture governing the subordinated notes. Upon the occurrence of an event of default under the Credit Agreement, the lenders could elect to declare all amounts outstanding, together with accrued interest, to be immediately due and payable. If the Company was unable to repay those amounts, the lenders could proceed against the security granted to them to secure that indebtedness. If the lenders were to accelerate the payment of the indebtedness, the Company’s assets may not be sufficient to repay in full the indebtedness under the credit facility and indenture.

The Credit Agreement also contains significant restrictions on our ability to pay interest on the subordinated notes and dividends on shares of the Company’s common stock. These restrictions are based, among other things, on the ability to meet separate but similar financial tests as those described above. The ability to meet these financial tests could be affected by the loss of significant contracts, the failure to generate new business, unexpected liabilities, increased expenses, increased interest costs due to additional revolver borrowings or higher interest rates on the credit facility, general economic conditions, or other events affecting the Company’s operations. In the event the Company is unable to satisfy the required ratios for any monthly test in the future, the Company would be required to suspend the payment of dividends and possibly defer current installments of interest on the subordinated notes absent obtaining a waiver from the senior lenders.

In March 2008, the Company obtained a waiver and amendment of certain provisions of the Credit Agreement temporarily affecting the calculation of the senior leverage ratio that must be achieved in order to pay dividends. The waiver and amendment was necessitated in part by an unexpected decline in cash flow from operations, driven primarily by a decrease in revenues generated at the Company’s convention center contracts that the Company began to experience in January 2008, as well as a more stringent senior leverage ratio requirement for the payment of dividends under the Credit Agreement effective in January 2008. The Company is currently seeking a permanent amendment to the Credit Agreement to enable it to meet the ratio requirements for the payment of dividends and to give the Company the necessary flexibility to address business needs that may arise from time to time with respect to cash flow and capital expenditures due to variations in when events occur or accounts come on line. No assurance can be given as to whether the Company can obtain this amendment or whether it will be adequate to enable the Company to pay dividends in the future. In addition, if the Company’s operating results are adversely impacted, it may have to defer interest on the subordinated notes if it is unable to meet the required ratios under the Credit Agreement.

CENTERPLATE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If the Company is unable to obtain this amendment, it will need to suspend dividend payments beginning in April 2008 until it can meet the ratio requirements for the payment of dividends under the Credit Agreement.

The Company must also maintain cash in an amount equal to at least 5 months of interest on the subordinated notes, plus $2.5 million, that is restricted from use.

Aggregate annual maturities of long-term debt at January 1, 2008 are as follows (in thousands):

2008	$1,075
2009	1,075
2010	102,663
2011	—
2012	—
Thereafter	119,596

Total	$224,409

Subordinated Notes — The Company has issued $119,596,000 in 13.5% subordinated notes. In December 2003, in connection with the IPO, the Company issued subordinated notes in the amount of $105,245,000 and in a secondary offering in December 2007, the Company issued an additional $14,352,000 in subordinated notes. The notes mature on December 10, 2013 and are subject to extension by two successive five year terms at the Company’s option provided that certain financial conditions are met. Interest on the notes accrues at 13.5% per annum and is payable on the twentieth day of each month. Interest on the additional subordinated notes began in December 2007 and will result in additional interest expense of approximately $1,937,500 annually. The subordinated notes are unsecured and are subordinated to borrowings under the Company’s Credit Agreement and rank equally with all of the other debt of Volume Services America. Furthermore, the debts are jointly and severally guaranteed by all of the subsidiaries of Centerplate, except for certain non-100% owned U.S. subsidiaries and one non-U.S. subsidiary.

5.	INCOME TAXES

The components of the benefit for income taxes on income (loss) are as follows (in thousands):

	January 3,	January 2,	January 1,
	2006	2007	2008
		(In thousands)

Federal current provision (benefit)	$(42)	$118	$(122)
State current provision (benefit)	(213)	(10)	322
Deferred benefit	(3,546)	(401)	(2,320)
Foreign provision	(52)	63	492

Total benefit for income taxes	$(3,853)	$(230)	$(1,628)

CENTERPLATE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the provision for income taxes on continuing operations to the federal statutory rate follows:

	Fiscal Year Ended
	January 3,	January 2,	January 1,
	2006	2007	2008

Statutory rate	(34)%	34%	(34)%
Differences:
State and local income taxes, net of Federal benefit	(6)	3	(2)
Nondeductible expenses (meals and entertainment, etc.)	1	17	19
Non-cash interest (income) expense	—	(35)	(9)
Federal tax credits	(4)	(23)	(29)
Change in valuation allowance	—	—	10
Change in statutory tax rates	(4)	8	—
Adjustment to non-U.S. deferred taxes	—	(8)	(1)
Other	1	(3)	—

Total benefit for income taxes	(46)%	(7)%	(46)%

CENTERPLATE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s deferred tax assets and liabilities as of January 2, 2007 and January 1, 2008 are as follows:

	2006	2007
	(In thousands)

Deferred tax liabilities :
Intangibles (goodwill, contract rights and trademarks)	$(7,151)	$(8,063)
Other	(905)	(805)

	(8,056)	(8,868)

Deferred tax assets :
Differences between book and tax basis of property	182	383
Bad debt reserves	354	279
Inventory reserves	170	209
Insurance reserves	4,903	5,413
Other reserves and accrued liabilities	1,237	1,171
General business and AMT credit carryforwards	9,170	9,467
Accrued compensation and vacation	1,380	2,535
Net operating loss carryforwards	8,411	9,633
Other	—	199

	25,807	29,289
Valuation allowance	—	(350)

	25,807	28,939
Net deferred tax asset	$17,751	$20,071

Net deferred tax asset is recognized as follows in the accompanying 2006 and 2007 consolidated balance sheets:
Current deferred tax asset	$3,139	$4,204
Noncurrent deferred tax asset	14,612	15,867

Net deferred tax asset	$17,751	$20,071

At January 1, 2008, the Company has approximately 27,043,000 of federal net operating loss carryforwards which expire in various periods between 2011 and 2027. The Company’s ability to utilize certain of these operating loss carryforwards is subject to an annual limitation as provided by Section 382 of the Internal Revenue Code of 1986, as amended. At January 1, 2008, the Company has approximately $9,467,000 of federal tax credit carryforwards which expire in various periods between 2009 and 2027.

At January 1, 2008, unremitted earnings of the Company’s subsidiary in Canada are considered to be indefinitely reinvested. There are no current plans for repatriation of these earnings and no deferred tax liability has been recognized with regard to such earnings. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.

Valuation Allowance — In accordance with SFAS No. 109, deferred tax assets are recognized to the extent realization of these assets is determined to be more likely than not. At January 1, 2008, the Company has recorded a valuation allowance of $350,000 related to certain tax credits for which realization was not considered more likely than not. No valuation allowance was recorded at January 2, 2007.

The Company’s ability to realize the net deferred tax asset recorded at January 1, 2008 depends on the Company’s ability to generate sufficient taxable income within the carryforward periods provided for in the

CENTERPLATE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax law for each applicable tax jurisdiction. The establishment of a valuation allowance is based on the Company’s consideration of all available evidence, both positive and negative, concerning the expectation of future realization, and considers, among other things, historical operating results; forecasts of future operations; the duration of statutory carryforward periods; the Company’s experience with tax attributes expiring unused; and tax planning alternatives. In making such judgments, greater weight is given to evidence that can be objectively verified.

The Company performs ongoing evaluations of the valuation allowance recorded and the need for adjustments based on current facts and conditions. Changes in the Company’s assessment of the expected realization of deferred tax assets, based on the evaluation criteria required by SFAS 109, could result in changes to the valuation allowance in future periods. Such changes would be recognized as adjustments to income tax expense in the period in which the change occurs.

Unrecognized Tax Benefits — As of January 1, 2008, the Company had approximately $2.1 million of total gross unrecognized tax benefits. Of this total, approximately $0.9 million (net of the federal benefit of state taxes) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the annual effective tax rate in future periods.

A reconciliation of the beginning and ending amounts of total unrecognized tax benefits is as follows:

Balance at January 3, 2007	$2,104,455
Additions for tax positions related to the current year	1,222,271
Reductions for tax positions related to prior years	(1,195,119)

Balance at January 1, 2008	$2,131,607

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease by as much as $96,000 within the 12 months ending December 30, 2008 as a result of the lapsing of the statute of limitations on tax returns containing certain uncertain tax positions related to intercompany charges.

The Company is subject to U.S. and Canadian income taxes, as well as income taxes from various other state and local jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004, although carryforward attributes that were generated prior to 2004 may still be adjusted upon examination by the IRS if they either have been or will be used in a period after 2004.

Included in the consolidated statement of operations for the year ending January 1, 2008 is $50,133 related to interest and penalties associated with uncertain tax positions. At January 1, 2008, the Company has recorded a liability of approximately $276,000 for interest and penalties related to uncertain tax positions.

Tax Treatment of IDSs — The Company has accounted for the issuance of IDS units in December 2003 and December 2007 as representing shares of common stock and subordinated notes by allocating the proceeds from each IDS unit to the underlying stock or subordinated note based upon the relative fair values of each. Accordingly, the portion of the aggregate IDS units outstanding that represents subordinated notes has been accounted for by the Company as long-term debt bearing a stated interest rate of 13.5% and maturing on December 10, 2013.

The determination as to whether an instrument is treated as debt or equity for income tax purposes is based on the facts and circumstances. There is no clear statutory definition of debt and its characterization is governed by principles developed in case law, which analyzes numerous factors that are intended to identify the economic substance of the investor’s interest in the corporation. The Company believes that the subordinated notes issued in 2003 and 2007 should be treated as debt for U.S. federal income tax purposes. However, no ruling on this issue has been requested from any federal or state tax authority, and there is no

CENTERPLATE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

authority that directly addresses the tax treatment of securities with terms substantially similar to the subordinated notes or offered as a unit consisting of subordinated notes and common stock. In light of this absence of direct authority, there can be no assurance that the subordinated notes will be treated as debt for income tax purposes. If the subordinated notes were treated as equity rather than as debt for income tax purposes, the stated interest on the subordinated notes would be treated as a distribution with respect to stock and would not be deductible for income tax purposes.

Additionally, there can be no assurance that a taxing authority will not challenge the determination that the interest rate on the subordinated notes represents an arm’s length rate. If such a challenge were successful, any excess amount over arm’s length would not be deductible and could be recharacterized as a dividend payment instead of an interest payment for income tax purposes.

For the year ended January 1, 2008, the Company has deducted interest expense of approximately $14,322,000 related to the subordinated notes in determining taxable income for U.S. federal and state income tax purposes. If the notes were to be treated as equity for income tax purposes, the additional tax due to federal and state authorities for the year ended January 1, 2008 would be approximately $1,623,000, after consideration of the Company’s ability to utilize its net operating losses and tax credits to offset a portion of the resulting tax liability. Since issuance of the IDS units in 2003 and 2007, the Company has deducted cumulative interest expense associated with the subordinated notes of approximately $57,886,000, which would result in cumulative additional tax due to the federal and state authorities of approximately $7,216,000, after consideration of the Company’s ability to utilize its net operating losses and tax credits to offset a portion of the resulting tax liability, if the subordinated notes were to be treated as equity for income tax purposes since inception.

The Company believes the interest in the subordinated notes should be deductible for federal and state income taxes and, as such, has not recorded a liability for the potential disallowance of this deduction. Even if the a taxing authority does not challenge the tax treatment of the subordinated notes, however, it is possible that as a result of a change in the law relied upon at the time of issuance of the subordinated notes or a change in our understanding of the facts existing at the time of issuance, we will in the future need to establish a reserve for the disallowance of all or part of the interest deductions on the subordinated notes.

6.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments and related underlying assumptions are as follows:

Long-Term Debt — The Company has issued subordinated notes in the amount of $119,596,000 bearing a fixed interest rate of 13.5%. As of January 1, 2008, there is no market or quotable price for the Company’s subordinated notes. The term loan bears interest at a variable rate. The fair value of both the term loans and subordinated notes is estimated at par.

Fair value of Financial Instruments — Cash and cash equivalents, accounts receivable, and accounts payable are reflected in the balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

7.	COMMITMENTS AND CONTINGENCIES

Leases and Client Contracts — The Company operates primarily at its clients’ premises pursuant to written contracts. The length of a contract generally ranges from 1 to 20 years. Certain of these client contracts provide for payment by the Company to the client for both fixed and variable commissions and royalties. Aggregate commission and royalty expense under these agreements was $210,209,000, $229,349,000, and $247,185,000 for fiscal years 2005, 2006, and 2007, respectively. Minimum guaranteed commission and royalty expense was approximately $9,650,000, $9,107,000 and $9,543,000 for fiscal years 2005, 2006, and 2007, respectively.

CENTERPLATE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company leases its corporate headquarters and certain offices and other equipment under varying lease terms which are noncancelable. In addition, the Company has numerous month-to-month leases. Rent expense was approximately $1,102,000, $1,089,000, and $1,260,000 in fiscal years 2005, 2006, and 2007, respectively.

Future minimum commitments for all operating leases and minimum commissions and royalties due under client contracts are as follows:

	Operating	Commissions
Year	Leases	and Royalties
	(In thousands)

2008	$1,095	$10,593
2009	813	9,514
2010	556	8,304
2011	259	6,904
2012	228	6,263
Thereafter	—	20,034

Total	$2,951	$61,612

In addition, pursuant to contracts with various clients, the Company is committed to spend approximately $20.8 million during 2008 and $3.8 million during 2009 for property and equipment and contract rights.

Employment Contracts — The Company has employment agreements and arrangements with its executive officers and certain management and other personnel. The agreements generally continue until terminated by the executive or the Company, and provide for severance payments under certain circumstances. The agreements generally include a covenant against competition with the Company, which extends for a period of time after termination for any reason. As of January 1, 2008, if all of the employees under contract were to be terminated by the Company without good cause (as defined) under these contracts, the Company’s liability would be approximately $8.0 million.

Litigation —  There are various claims and pending legal actions against or directly involving Centerplate and subsidiaries that are incidental to the conduct of our business. It is the opinion of management, after considering a number of factors, including but not limited to the current status of any pending proceeding (including any settlement discussions), the views of retained counsel, the nature of the litigation, prior experience and the amounts that have been accrued for known contingencies, that the ultimate disposition of any of these pending proceedings or contingencies will not have a material adverse effect on our financial condition or results of operations.

8.	RELATED PARTY TRANSACTIONS

Prior to the completion of the secondary offering of IDSs on December 7, 2007, GE Capital was the managing member of the holder of approximately 6.5% of Centerplate’s common stock and, through such holder, was a party to the Amended Stockholders Agreement and the Registration Rights Agreement. Affiliates of GE Capital hold $32.0 million in principal amount of the revolving portion of the Credit Agreement. Affiliates of The Blackstone Group, L.P. (“Blackstone”) held approximately 11.5% of the Company’s common stock and were also parties to the Amended Stockholders Agreement and the Registration Rights Agreement. Blackstone holds approximately $7.9 million in principal amount of the term loan portion of the Credit Agreement.

Credit Agreement — The Company entered into a Credit Agreement on April 1, 2005 pursuant to which GE Capital agreed to provide up to $215 million of senior secured financing to the Company (see Note 4). Under the terms of the financing, in fiscal 2005 the Company paid to GE Capital approximately $4.4 million

CENTERPLATE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which included an annual administration fee of $0.1 million. In addition, the Company agreed to indemnify GE Capital and its affiliates against certain liabilities and expenses incurred by them in connection with the Credit Agreement and certain related matters.

In fiscal 2005, 2006 and 2007 interest expense under the Credit Agreement paid to GE Capital was $6.5 million, $10.9 million, and $12.5 million, respectively. These payments were recorded in interest expense.

Consulting Fees - In January 2006, the Company retained Blackstone to perform an in depth review of the Company’s capital structure for which they received $263,000. Such amounts are included in selling, general and administrative expenses.

Leasing Services - GE Capital and its affiliates provide leasing and financing services to the Company. Payments to GE Capital and its affiliates for fiscal years 2005, 2006 and 2007 for such services, net of discounts earned, were approximately $20,000, $22,000, and $17,000, respectively, and are included in selling, general and administrative expenses.

9.	BENEFIT PLANS

The Centerplate Retirement and Savings Plan covers substantially all the Company’s employees. Employees may contribute up to 50 percent of their eligible earnings and the Company will match 25 percent of employee contributions up to the first six percent of employee compensation (except for those employees designated as highly compensated where the Company will match up to the first four percent), with an additional discretionary match up to 50 percent as determined by the board of directors. The Company’s contributions to the plan were approximately $327,000, $387,000 and $386,000 in fiscal 2005, 2006, and 2007, respectively.

Multi-Employer Pension Plans — Certain of the Company’s union employees are covered by multi-employer defined benefit pension plans administered by unions. Under the Employee Retirement Income Security Act (“ERISA”), as amended, an employer upon withdrawal from a multi-employer pension plan is required to continue funding its proportionate share of the plan’s unfunded vested benefits. Amounts charged to expense and contributed to the plans were approximately $975,000, $1,048,000, and $1,207,000 in fiscal 2005, 2006, and 2007, respectively.

Annual Bonus Plan — The Company maintains an Annual Bonus Plan subject to the approval of the Board of Directors. The senior management team and general managers qualify for bonus payments if the Company meets established annual performance financial targets. Awards under the plan are based 75% on the achievement of these financial targets, and 25% on achievement of other performance goals and objectives.

Long-Term Performance Plan — The Company’s Long-Term Performance Plan’s (“the Plan”) purpose is to further the Company’s growth and financial success by offering cash performance incentives to members of senior management employees whose responsibilities and decisions directly affect the Company’s success.

Awards under the Plan are based upon a participant’s attainment of certain performance goals, which are generally measured over a three-year performance period. Target awards will be paid upon a participant’s attainment of certain performance objectives with respect to the specified performance goals. Target awards are generally expressed as a percentage of the participant’s total compensation in the final year of the applicable performance period. As of January 1, 2008, no awards were vested, accrued or granted under the Plan.

10.	DEMAND FOR REGISTRATION

Under the Registration Rights Agreement, dated December 10, 2003, between the Company and the Initial Equity Investors (the “Registration Rights Agreement”), the Company agreed to file a registration statement and undertake a public offering of the remaining interests of the Initial Equity Investors in the

CENTERPLATE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company upon written demand from the Initial Equity Investors. In fiscal 2006, the Initial Equity Investors renewed their demand for a registration under the Registration Rights Agreement. In December 2007, the Company completed the sale of these interests through the issuance of approximately $14.4 million in subordinated notes in exchange for 1,543,179 shares of common stock to enable to 2,517,818 IDSs to be sold on behalf of the Initial Equity Investors. The Company did not receive any proceeds from the offering except for approximately $807,000 which represents 5 months interest on the subordinated notes sold in the offering. These funds are recorded in restricted cash on the Company’s balance sheet.

Additionally, in 2007 the Company reached a settlement of a litigation matter with a former employee who held ownership interests in affiliates of the selling securityholders which participated in the demand for registration described above. As part of the settlement, the Company purchased the former employee’s interests in the selling securityholders for $500,000. By virtue of ownership interests acquired, the Company received proceeds of approximately $500,000 resulting from the sale of the selling securityholders interests.

In addition, certain members of the Company’s management received distributions of a portion of the proceeds as a result of direct and indirect minority interests in certain of the selling securityholders.

In accordance with Registration Rights Agreement, the Company paid all costs and expenses incurred in connection with the registration, including those of the Initial Equity Investors, except underwriting discounts and commissions applicable to the securities sold. As such, the Company has recorded approximately $700,000 and $1,660,000 of transaction-related expenses on the accompanying statements of operations for the years ended January 2, 2007 and January 1, 2008, respectively.

11.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarterly operating results for the years ended January 2, 2007 and January 1, 2008 are as follows:

	First	Second	Third	Fourth
Year Ended January 2, 2007	Quarter	Quarter	Quarter	Quarter	Total
		(In thousands, except per share data)

Net sales	$113,505	$190,699	$218,929	$157,987	$681,120
Cost of sales	95,660	154,174	175,999	128,919	554,752
Selling, general, and administrative	14,683	17,413	19,588	18,854	70,538
Depreciation and amortization	7,051	7,074	7,212	7,517	28,854
Transaction related expenses(1)	—	—	—	700	700
Contract related losses	100	—	—	258	358

Operating income (loss)	(3,989)	12,038	16,130	1,739	25,918
Interest expense	6,539	6,207	5,502	6,112	24,360
Other income, net	(322)	(341)	(501)	(526)	(1,690)

Income (loss) before income taxes	(10,206)	6,172	11,129	(3,847)	3,248
Income tax provision (benefit)	(4,608)	6,238	(1,140)	(720)	(230)

Net income (loss)	$(5,598)	$(66)	$12,269	$(3,127)	$3,478

Basic and Diluted Net Income (Loss) per share with and without conversion option	$(0.25)	$0.00	$0.54	$(0.14)	$0.15

(1)	Reflects fees and expenses incurred in connection with the secondary offering.

CENTERPLATE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
Year Ended January 1, 2008	Quarter	Quarter	Quarter	Quarter	Total
		(In thousands, except per share data)

Net sales	$125,333	$200,839	$246,141	$168,373	$740,686
Cost of sales	106,258	162,948	197,357	138,222	604,785
Selling, general, and administrative	17,200	20,161	23,112	19,167	79,640
Depreciation and amortization	7,382	7,713	7,995	8,353	31,443
Transaction related expenses(1)	—	333	667	660	1,660

Operating income (loss)	(5,507)	9,684	17,010	1,971	23,158
Interest expense	8,052	7,079	7,329	6,045	28,505
Other income, net	(502)	(542)	(470)	(327)	(1,841)
Income (loss) before income taxes	(13,057)	3,147	10,151	(3,747)	(3,506)
Income tax provision (benefit)	(5,009)	907	4,155	(1,681)	(1,628)

Net income (loss)	$(8,048)	$2,240	$5,996	$(2,066)	$(1,878)

Basic and Diluted Net Income (Loss) per share with and without conversion option	$(0.36)	$0.10	$0.27	$(0.09)	$(0.08)

(1)	Reflects fees and expenses incurred in connection with the secondary offering.

CENTERPLATE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	CONDENSED CONSOLIDATING INFORMATION

The $119,596,000 original principal amount of Centerplate’s 13.5% subordinated notes are jointly and severally and fully and non-conditionally guaranteed by each of Centerplate’s direct and indirect 100% owned subsidiaries, except for certain non-100% owned U.S. subsidiaries and one non-U.S. subsidiary. The following table sets forth the condensed consolidating financial statements of Centerplate as of and for the periods ended January 2, 2007 and January 1, 2008 (in the case of the balance sheet) and for the years ended January 3, 2006, January 2, 2007, and January 1, 2008 (in the case of the statement of operations and the cash flows):

Consolidating Condensed Statement of Operations and Comprehensive Income (Loss), Year Ended January 3, 2006

		Combined	Combined
		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)

Net sales	$—	$594,146	$48,966	$—	$643,112
Cost of sales (excluding D&A)	—	478,677	40,382	336	519,395
Selling, general, and administrative	1,146	65,380	4,879	—	71,405
Depreciation and amortization	106	27,875	1,274	—	29,255
Transaction related expenses	1,006	—	—	—	1,006
Contract related losses	—	369	—	—	369

Operating income (loss)	(2,258)	21,845	2,431	(336)	21,682
Interest expense	15,367	15,907	—	—	31,274
Intercompany interest, net	(15,876)	15,876	—	—	—
Other income, net	(4)	(1,134)	(13)	—	(1,151)

Income (loss) before income taxes	(1,745)	(8,804)	2,444	(336)	(8,441)
Income tax benefit	(349)	(3,504)	—	—	(3,853)
Equity in earnings of subsidiaries	(3,192)	2,108	—	1,084	—

Net income (loss)	(4,588)	(3,192)	2,444	748	(4,588)
Other comprehensive income foreign currency translation adjustment	—	—	157	—	157

Comprehensive income (loss)	$(4,588)	$(3,192)	$2,601	$748	$(4,431)

CENTERPLATE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Statement of Cash Flows, Year Ended January 3, 2006

		Combined	Combined
		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Consolidated
		(In thousands)

Cash flows Provided by (used in) operating activities	$(381)	$25,276	$3,513	$28,408

Cash flows from investing activities:
Purchase of property and equipment	—	(13,823)	(889)	(14,712)
Proceeds from sale of property, plant and equipment	—	338	—	338
Contract rights acquired	—	(10,363)	—	(10,363)

Net cash used in investing activities	—	(23,848)	(889)	(24,737)

Cash flows from financing activities:
Repayments — revolving loans	—	(44,250)	—	(44,250)
Borrowings — revolving loans	—	44,250	—	44,250
Principal payments on long-term debt	—	(806)	—	(806)
Proceeds from long-term borrowings	—	107,500	—	107,500
Retirement of existing long-term borrowings	—	(65,000)	—	(65,000)
Payments of financing costs	—	(7,266)	—	(7,266)
Decrease in bank overdrafts	—	(3,626)	—	(3,626)
Change in intercompany, net	18,225	(16,760)	(1,465)	—
Dividend payments	(17,840)	—	—	(17,840)

Net cash provided by (used in) financing activities	385	14,042	(1,465)	12,962

Increase in cash	4	15,470	1,159	16,633
Cash and cash equivalents:
Beginning of period	195	24,142	440	24,777

End of period	$199	$39,612	$1,599	$41,410

CENTERPLATE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Balance Sheet, January 2, 2007

		Combined	Combined
		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$210	$36,631	$2,750	$—	$39,591
Accounts receivable	—	21,780	1,392	—	23,172
Other current assets	24	37,923	1,484	—	39,431

Total current assets	234	96,334	5,626	—	102,194
Property and equipment	—	48,295	2,389	—	50,684
Contract rights, net	54	78,699	456	—	79,209
Cost in excess of net assets acquired, net	6,974	34,168	—	—	41,142
Intercompany receivable (payable)	116,286	(122,640)	208	6,146	—
Investment in subsidiaries	(6,390)	6,146	—	244	—
Other assets	8,533	49,818	790	—	59,141

Total assets	$125,691	$190,820	$9,469	$6,390	$332,370

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities	$4,844	$90,858	$2,230	$768	$98,700
Long-term debt	105,245	104,544	—	—	209,789
Other liabilities	—	8,279	—	—	8,279

Total liabilities	110,089	203,681	2,230	768	316,768

Common stock with conversion option, par value $0.01 exchangeable for subordinated debt, net of discount	14,352	—	—	—	14,352
Stockholders’ equity (deficiency):
Common stock	400	—	—	—	400
Additional paid-in capital	218,331	—	—	—	218,331
Accumulated deficit	(97,282)	(12,861)	6,498	6,363	(97,282)
Treasury stock and other	(120,199)	—	741	(741)	(120,199)

Total stockholders’ equity (deficiency)	1,250	(12,861)	7,239	5,622	1,250

Total liabilities and stockholders’
equity (deficiency)	$125,691	$190,820	$9,469	$6,390	$332,370

CENTERPLATE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Statement of Operations and Comprehensive Income (Loss), Year Ended January 2, 2007

		Combined	Combined
		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)

Net sales	$—	$629,595	$51,525	$—	$681,120
Cost of sales (excluding D & A)	—	512,266	42,114	372	554,752
Selling, general, and administrative	1,928	62,075	6,535	—	70,538
Depreciation and amortization	93	27,458	1,303	—	28,854
Transaction related expenses	700	—	—	—	700
Contract related losses	—	358	—	—	358

Operating income (loss)	(2,721)	27,438	1,573	—	25,918
Interest expense	12,151	12,067	142	—	24,360
Intercompany interest, net	(15,700)	15,700	—	—	—
Other income, net	(10)	(1,627)	(53)	—	(1,690)

Income (loss) before income taxes	838	1,298	1,484	—	3,248
Income tax benefit	(293)	63	—	—	(230)
Equity in earnings of subsidiaries	2,347	1,112	—	(3,459)	—

Net income (loss)	3,478	2,347	1,484	(3,459)	3,478
Other comprehensive income foreign currency translation adjustment	—	—	9	—	9

Comprehensive income (loss)	$3,478	$2,347	$1,493	$(3,459)	$3,487

CENTERPLATE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Statement of Cash Flows, Year Ended January 2, 2007

		Combined	Combined
		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Consolidated
		(In thousands)

Cash flows Provided by (used in) operating activities	$(537)	$33,292	$6,601	$39,356

Cash flows from investing activities:
Purchase of property and equipment	—	(13,647)	(105)	(13,752)
Proceeds from sale of property, plant and equipment	—	250	—	250
Contract rights acquired	—	(14,014)	—	(14,014)
Return of unamortized capital investment	—	1,828	—	1,828
Restricted cash	—	(13,080)	—	(13,080)

Net cash used in investing activities	—	(38,663)	(105)	(38,768)

Cash flows from financing activities:
Repayments — revolving loans	—	(10,000)	—	(10,000)
Borrowings — revolving loans	—	25,000	—	25,000
Principal payments on long-term debt	—	(1,075)	—	(1,075)
Increase in bank overdrafts	—	1,508	—	1,508
Change in intercompany, net	18,388	(13,043)	(5,345)	—
Dividend payments	(17,840)	—	—	(17,840)

Net cash provided by (used in) financing activities	548	2,390	(5,345)	(2,407)

Increase in cash	11	(2,981)	1,151	(1,819)
Cash and cash equivalents:
Beginning of period	199	39,612	1,599	41,410

End of period	$210	$36,631	$2,750	$39,591

CENTERPLATE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Balance Sheet, January 1, 2008

		Combined	Combined
		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$218	$25,120	$8,515	$—	$33,853
Accounts receivable	—	26,058	3,481	—	29,539
Other current assets	4	30,289	1,832	—	32,125

Total current assets	222	81,467	13,828	—	95,517
Property and equipment	—	49,884	2,102	—	51,986
Contract rights, net	18	84,534	631	—	85,183
Cost in excess of net assets acquired, net	6,974	34,168	—		41,142
Intercompany receivable (payable)	96,219	(100,738)	(3,756)	8,275	—
Investment in subsidiaries	(5,473)	8,275	—	(2,802)	—
Other assets	6,745	50,546	1,232	—	58,523

Total assets	$104,705	$208,136	$14,037	$5,473	$332,351

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities	$2,643	$107,574	$4,108	$667	$114,992
Long-term debt	119,596	103,738	—	—	223,334
Other liabilities	—	11,559	—	—	11,559

Total liabilities	122,239	222,871	4,108	667	349,885

Stockholders’ equity (deficiency):
Common stock	400	—	—	—	400
Additional paid-in capital	218,331	—	—	—	218,331
Accumulated deficit	(117,375)	(14,735)	7,879	6,856	(117,375)
Treasury stock and other	(118,890)	—	2,050	(2,050)	(118,890)

Total stockholders’ equity (deficiency)	(17,534)	(14,735)	9,929	4,806	(17,534)

Total liabilities and stockholders’ equity (deficiency)	$104,705	$208,136	$14,037	$5,473	$332,351

CENTERPLATE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Statement of Operations and Comprehensive Income (Loss),
Year Ended January 1, 2008

		Combined	Combined
		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)

Net sales	$—	$682,554	$58,132	$—	$740,686
Cost of sales (excluding D & A)	—	555,383	49,196	206	604,785
Selling, general, and administrative	1,727	72,465	5,448	—	79,640
Depreciation and amortization	36	30,046	1,361	—	31,443
Transaction related expenses	1,660	—	—	—	1,660
Contract related losses	—	—	—	—	—

Operating income (loss)	(3,423)	24,660	2,127	(206)	23,158
Interest expense	14,578	13,841	86	—	28,505
Intercompany interest, net	(15,700)	15,700	—	—	—
Other income, net	(8)	(1,697)	(136)	—	(1,841)

Income (loss) before income taxes	(2,293)	(3,184)	2,177	(206)	(3,506)
Income tax benefit	(230)	(1,887)	489	—	(1,628)
Equity in earnings of subsidiaries	185	1,482	—	(1,667)	—

Net income (loss)	(1,878)	185	1,688	(1,873)	(1,878)

Other comprehensive income foreign currency translation adjustment	—	—	1,309	—	1,309

Comprehensive income (loss)	$(1,878)	$185	$2,997	$(1,873)	$(569)

CENTERPLATE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Statement of Cash Flows, Year Ended January 1, 2008

		Combined	Combined
		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Consolidated
		(In thousands)

Cash flows provided by (used in) operating activities	$(2,897)	$22,347	$2,258	$21,708

Cash flows from investing activities:
Purchase of property and equipment	—	(14,444)	(946)	(15,390)
Proceeds from sale of property, plant and equipment	—	134	—	134
Contract rights acquired	—	(21,690)	—	(21,690)
Restricted cash	—	11,934	—	11,934

Net cash used in investing activities	—	(24,066)	(946)	(25,012)

Cash flows from financing activities:
Repayments — revolving loans	—	(74,500)	—	(74,500)
Borrowings — revolving loans	—	85,000	—	85,000
Borrowings — swingline loans		4,000		4,000
Principal payments on long-term debt	—	(806)	—	(806)
Restricted cash — proceeds from IDS issuance	—	(807)		(807)
Increase in bank overdrafts	—	1,928	—	1,928
Change in intercompany, net	20,643	(24,607)	3,964	—
Dividend payments	(17,738)	—	—	(17,738)

Net cash provided by (used in) financing activities	2,905	(9,792)	3,964	(2,923)

Effect of foreign currency translation on cash	—	—	489	489

Increase (decrease) in cash	8	(11,511)	5,765	(5,738)
Cash and cash equivalents:
Beginning of period	210	36,631	2,750	39,591

End of period	$218	$25,120	$8,515	$33,853

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of disclosure controls and procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our report under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 1, 2008. Based upon that evaluation and subject to the foregoing, our chief executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2007 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 1, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on its assessment, management believes that, as of January 1, 2008, our internal controls over financial reporting are effective. The independent registered public accounting firm that audited our financial statements has issued an audit report on our assessment of our internal control over financial reporting, which immediately follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Centerplate, Inc.
Stamford, Connecticut

We have audited the internal control over financial reporting of Centerplate, Inc. and subsidiaries (the “Company”) as of January 1, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 1, 2008 of the Company and our report dated March 17, 2008 expressed an unqualified opinion on those financial statements, and included an explanatory paragraph relating to the adoption of a new accounting standard.

/s/  Deloitte & Touche LLP

Charlotte, North Carolina
March 17, 2008

Item 9B.	Other Information.

None.

PART III

Incorporated by reference to the registrant’s proxy statement for the 2008 Annual Meeting of Security Holders.

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

The following documents are filed as a part of this report:

1. Financial Statements: See Index to Consolidated Financial Statements under Item 8 on Page F-1 of this report.

2. Financial Statement Schedules: None.

3. Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC:

Exhibit
Number		Description of Exhibit

3	.1(1)	Restated Certificate of Incorporation of Centerplate, Inc.
3	.2(2)	Amendments to Restated Certificate of Incorporation adopted on October 13, 2004.
3	.3(3)	Amended and Restated By-Laws of Centerplate, Inc.
3	.4(2)	Amendments to Amended and Restated By-Laws adopted on October 13, 2004.
4	.1(4)	Indenture, dated as of December 10, 2003, among Volume Services America Holdings, Inc., the guarantors thereto and The Bank of New York, as Trustee.
4	.2(16)	First Amendment to Indenture, dated as of October 24, 2006.
4	.3(4)	Form of Subordinated Note (included in Exhibit 4.3).
4	.6(5)	Form of stock certificate for common stock.
4	.7(4)	Global IDS Certificate.
10	.1(6)	Credit Agreement, dated as of April 1, 2005, among Volume Services America, Inc., Volume Services, Inc., and Service America Corporation as Borrowers, Centerplate, Inc. as Guarantor, certain financial institutions as the Lenders, GECC Capital Markets Group, Inc. as Lead Arranger and Book Runner and General Electric Capital Corporation as Administrative Agent and Lender.
10	.2(7)	Form of Centerplate Deferred Compensation Plan.*
10	.3(8)	Employment Agreement dated as of September 29, 1998, by and between VSI Acquisition II Corporation and Janet L. Steinmayer (the “September 29, 1989 Employment Agreement”).*
10	.4(9)	Amendment, dated September 7, 2005, to the September 29, 1998 Employment Agreement.*
10	.5(14)	Second Amendment, dated as of March 1, 2006, to the September 29, 1998 Employment Agreement.*
10	.6(15)	Employment Agreement, dated as of October 25, 2006, between Centerplate, Inc. and William H. Peterson.*
10	.7(15)	Employment Agreement dated as of October 25, 2006, between Centerplate, Inc. and Kevin McNamara.*
10	.7(10)	Centerplate, Inc. Long-Term Performance Plan.*

Exhibit
Number		Description of Exhibit

10	.8(11)	Form of Award Letter under Long-Term Performance Plan for senior executive officers.*
10	.9(11)	Form of Award Letter under Long-Term Performance Plan for participants other than senior executive officers.*
10	.10(12)	First Amendment to Credit Agreement, dated as of April 15, 2005, by and among Volume Services America, Inc., Volume Services, Inc. and Service America Corporation, as the Borrowers, Centerplate, Inc., the Lenders party to the Credit Agreement, Wachovia Bank, National Association, as a Lender and Syndication Agent, and General Electric Capital Corporation, as a Lender and as Administrative Agent.
10	.11(13)	Form of Consent and Amendment, dated as of September 30, 2005, by and among Volume Services America, Inc., Volume Services, Inc., Service America Corporation, Centerplate, Inc., the Lenders signatory thereto, and General Electric Capital Corporation, as a Lender and as the Administrative Agent
10	.12(18)	Form of Third Amendment to Credit Agreement made and entered into as of June 8, 2007, by and among Volume Services America, Inc., Volume Services, Inc., Service America Corporation, Centerplate, Inc., the Lenders signatory thereto, and General Electric Capital Corporation.
10.13		Form of Waiver and Fourth Amendment to Credit Agreement made and entered into as of March 10, 2008, by and among Volume Services America, Inc., Volume Services, Inc., Service America Corporation, Centerplate, Inc., the Lenders signatory thereto, and General Electric Capital Corporation, as a Lender and as the Administrative Agent.
12.1		Computation of Ratio of Earnings to Fixed Charges
21	.1(17)	Subsidiaries of Centerplate, Inc.
31.1		Certification of Principal Executive Officer of Centerplate, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer of Centerplate, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Principal Executive Officer of Centerplate, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Principal Financial Officer of Centerplate, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Form S-1/A filed on December 4, 2003.

(2)	Incorporated by reference to the Form 10-Q for the quarterly period ended September 28, 2004.

(3)	Incorporated by reference to the Form 10-K filed for the fiscal year ended December 30, 2003.

(4)	Incorporated by reference to the Form 8-K filed on December 22, 2003.

(5)	Incorporated by reference to the Form S-1/A filed on November 7, 2003.

(6)	Incorporated by reference to the Form 8-K filed on April 6, 2005.

(7)	Incorporated by reference to the Form 10-K for the fiscal year ended December 28, 2004.

(8)	Incorporated by reference to the Form S-1/A filed on May 14, 2003.

(9)	Incorporated by reference to the Form 8-K filed on September 7, 2005.

(10)	Incorporated by reference to the Form 8-K filed on October 18, 2004.

(11)	Incorporated by reference to the Form 8-K filed on November 23, 2004.

(12)	Incorporated by reference to the Form 10-Q for the quarterly period ended March 29, 2005.

(13)	Incorporated by reference to the Form 10-K for the fiscal year ended January 3, 2006.

(14)	Incorporated by reference to the Form 10-Q for the quarterly period ended April 4, 2006.

(15)	Incorporated by reference to the Form 8-K filed on October 31, 2006.

(16)	Incorporated by reference to the Form 8-K filed on October 27, 2006.

(17)	Incorporated by reference to the Form 10-K for the fiscal year ended January 2, 2007.

(18)	Incorporated by reference to the Form 8-K filed on June 12, 2007.

*	Management contract or compensatory plan or arrangement required to be filed and herein incorporated as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on March 17, 2008.

CENTERPLATE, INC.

By: /s/ Janet L. Steinmayer
Janet L. Steinmayer
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Janet L. Steinmayer Janet L. Steinmayer	President, Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2008

/s/ Kevin F. McNamara Kevin F. McNamara	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2008

/s/ David M. Williams David M. Williams	Director and Chairman of the Board	March 17, 2008

/s/ Felix P. Chee Felix P. Chee	Director	March 17, 2008

/s/ Sue Ling Gin Sue Ling Gin	Director	March 17, 2008

/s/ Alfred Poe Alfred Poe	Director	March 17, 2008

/s/ Glenn R. Zander Glenn R. Zander	Director	March 17, 2008