Form 10-Q
period 2008-04-01
Centerplate, Inc.
filed 2008-05-19
CIK 1086774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended April 1, 2008 or

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
☐ Yes            ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares of common stock of Centerplate, Inc. outstanding as of May [16 ] , 2008 was 20,981,813.

CENTERPLATE, INC.

PART I
FINANCIAL INFORMATION
CENTERPLATE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
APRIL 1, 2008 AND JANUARY 1, 2008

	April 1,	January 1,
ASSETS	2008	2008
	(In thousands, except share data)
CURRENT ASSETS:
Cash and cash equivalents	$41,405	$33,853
Restricted cash	1,143	1,146
Accounts receivable, less allowance for doubtful accounts of $1,077 and $993 at April 1, 2008 and January 1, 2008, respectively	28,018	29,539
Inventories	29,083	23,300
Prepaid expenses and other	4,720	3,475
Deferred tax assets	5,123	4,204

Total current assets	109,492	95,517

PROPERTY AND EQUIPMENT:
Leasehold improvements	41,930	41,968
Merchandising equipment	87,324	84,727
Vehicles and other equipment	18,656	18,116
Construction in process	2,565	1,895

Total	150,475	146,706

Less accumulated depreciation and amortization	(97,963)	(94,720)

Property and equipment, net	52,512	51,986

OTHER LONG-TERM ASSETS:
Contract rights, net	82,829	85,183
Restricted cash	10,386	10,307
Cost in excess of net assets acquired	41,142	41,142
Deferred financing costs, net	9,719	10,361
Trademarks	17,523	17,523
Deferred tax assets	23,213	15,867
Other	7,485	4,465

Total other long-term assets	192,297	184,848

TOTAL ASSETS	$354,301	$332,351

See notes to consolidated condensed financial statements.

CENTERPLATE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)(UNAUDITED)
APRIL 1, 2008 AND JANUARY 1, 2008

	April 1,	January 1,
	2008	2008
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	(In thousands, except share data)
CURRENT LIABILITIES:
Current portion of long-term debt	$1,075	$1,075
Short-term borrowings	57,000	29,500
Accounts payable	31,330	24,367
Accrued salaries and vacations	14,574	15,704
Liability for insurance	4,866	4,847
Accrued taxes, including income taxes	4,824	5,220
Accrued commissions and royalties	25,194	24,608
Liability for derivatives	923	311
Accrued interest	1,788	1,037
Accrued dividends	1,385	1,385
Advance deposits	4,825	3,436
Other	3,364	3,502

Total current liabilities	151,148	114,992

LONG-TERM LIABILITIES:
Long-term debt	222,796	223,334
Liability for insurance	10,645	9,370
Other liabilities	2,976	2,189

Total long-term liabilities	236,417	234,893

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY:
Common stock, $0.01 par value - 100,000,000 shares authorized: 39,995,147 shares issued at April 1, 2008 and January 1, 2008; 20,981,813 shares outstanding at April 1, 2008 and January 1, 2008	400	400
Additional paid-in capital	218,331	218,331
Accumulated deficit	(132,712)	(117,375)
Accumulated other comprehensive income	1,657	2,050
Treasury stock - at cost (19,013,332 shares)	(120,940)	(120,940)

Total stockholders’ deficiency	(33,264)	(17,534)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$354,301	$332,351

See notes to consolidated condensed financial statements.

CENTERPLATE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
THIRTEEN WEEK PERIODS ENDED APRIL 1, 2008 AND APRIL 3, 2007

	Thirteen Weeks Ended
	April 1,	April 3,
	2008	2007
	(In thousands, except for share data)
Net sales	$133,224	$125,333

Cost of sales (excluding depreciation & amortization)	116,174	106,258
Selling, general, and administrative	19,209	17,200
Depreciation and amortization	8,286	7,382

Operating loss	(10,445)	(5,507)
Interest expense	9,395	8,052
Other income	(173)	(502)

Income before income taxes	(19,667)	(13,057)

Income tax benefit	(8,485)	(5,009)

Net loss	$(11,182)	$(8,048)

Basic and diluted net loss per share with and without conversion option	$(0.53)	$(0.36)

Weighted average shares outstanding with conversion option	—	4,060,997
Weighted average shares outstanding without conversion option	20,981,813	18,463,995

Total weighted average shares outstanding	20,981,813	22,524,992

Dividends declared per share	$0.20	$0.20

CENTERPLATE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY AND COMPREHENSIVE LOSS (UNAUDITED)
FOR THE PERIOD FROM JANUARY 1, 2008 TO APRIL 1, 2008 AND THE THIRTEEN WEEKS ENDED APRIL 1, 2008 AND APRIL 3, 2007

					Accumulated
			Additional		Other
	Common	Common	Paid-in	Accumulated	Comprehensive	Treasury
	Shares	Stock	Capital	Deficit	Income	Stock	Total
	(In thousands, except share data)
BALANCE, JANUARY 1, 2008	39,995,147	$400	$218,331	$(117,375)	$2,050	$(120,940)	$(17,534)
Foreign currency translation	—	—	—	—	(393)	—	(393)
Dividends declared	—	—	—	(4,155)	—	—	(4,155)
Net loss	—	—	—	(11,182)	—	—	(11,182)

BALANCE, APRIL 1, 2008	39,995,147	$400	$218,331	$(132,712)	$1,657	$(120,940)	$(33,264)

	Thirteen Weeks Ended
	April 1,	April 3,
	2008	2007
Net loss	$(11,182)	$(8,048)
Other comprehensive (loss) income - foreign currency translation adjustment	(393)	74

Comprehensive loss	$(11,575)	$(7,974)

See notes to consolidated condensed financial statements.

CENTERPLATE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
THIRTEEN WEEKS ENDED APRIL 1, 2008 AND APRIL 3, 2007

	Thirteen Weeks Ended
	April 1,	April 3,
	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,182)	$(8,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,286	7,382
Amortization of deferred financing costs	642	642
Interest earned on restricted cash	(79)	(115)
Change in fair value of derivative	217	672
Deferred tax benefit	(8,264)	(4,734)
Gain on disposition of assets	(1)	—
(Increase) decrease in assets and liabilities:
Accounts receivable	1,521	302
Inventories	(5,783)	(2,921)
Prepaid expenses	(1,245)	(1,650)
Other assets	(1,166)	(90)
Accounts payable	12,569	(1,905)
Accrued salaries and vacations	(1,130)	(1,422)
Liability for insurance	1,294	10
Accrued commissions and royalties	1,054	2,734
Other liabilities	1,826	(257)
Non-cash effect of foreign currency translation on assets and liabilities	(47)	74

Net cash used in operating activities	(1,488)	(9,326)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business	(1,000)	—
Purchase of property and equipment	(3,424)	(3,306)
Proceeds from sale of property and equipment	26	2
Contract rights acquired	(2,796)	(2,397)
Decrease in restricted cash	3	458

Net cash used in investing activities	(7,191)	(5,243)

CENTERPLATE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)(UNAUDITED)
THIRTEEN WEEK PERIODS ENDED APRIL 1, 2008 AND APRIL 3, 2007

	Thirteen Weeks Ended
	April 1,	April 3,
	2008	2007
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments - revolving loans	$(7,500)	$(11,000)
Borrowings - revolving loans	36,000	23,500
Swingline borrowings, net	(1,000)	4,000
Principal payments on long-term debt	(538)	(269)
Dividend payments	(4,155)	(4,460)
Decrease in bank overdrafts	(6,243)	(3,838)

Net cash provided by financing activities	16,564	7,933

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH	(333)	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	7,552	(6,636)

CASH AND CASH EQUIVALENTS:
Beginning of period	33,853	39,591

End of period	$41,405	$32,955

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$7,390	$6,627
Income taxes paid	$419	$335

SUPPLEMENTAL NON CASH FLOW INVESTING AND FINANCING ACTIVITIES:
Capital investment commitment accrued	$2,741	$2,490
Dividends declared and unpaid	$1,384	$1,487
See notes to consolidated condensed financial statements.

CENTERPLATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
THIRTEEN WEEK PERIODS ENDED APRIL 1, 2008 AND APRIL 3, 2007
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
          The results of operations for the 13 week period ended April 1, 2008 are not necessarily indicative of the results to be expected for the 52 week fiscal year ending December 30, 2008 due to the seasonal aspects of the business. The accompanying consolidated condensed financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended January 1, 2008 included in the Company’s annual report on Form 10-K.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          There have not been any changes in our significant accounting policies from those disclosed in the Company’s annual report for fiscal year 2007 on Form 10-K for the fiscal year ended January 1, 2008.
          Cost in Excess of Net Assets Acquired and Trademarks – The Company performed its annual impairment tests of goodwill and trademarks as of April 1, 2008 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and determined that no impairment existed. There have been no events since April 1, 2008 that would cause the Company to have to reassess the carrying value of these assets.
          Insurance - The Company has a high deductible insurance program for general liability, auto liability, and workers’ compensation risk and self-insures its employee health plans. Management establishes a reserve for the high deductible and self-insurance liabilities considering a number of factors, including historical experience and an actuarial assessment of the liabilities for reported claims and claims incurred but not reported. The estimated liabilities for these programs, except for employee health insurance, are then discounted using rates of 1.99% and 3.34% at April 1, 2008 and January 1, 2008, respectively, to their present value based on expected loss payment patterns determined by experience. The total discounted high deductible liabilities recorded by the Company at April 1, 2008 and January 1, 2008 were $14,570,000 and $13,204,000, respectively. The related undiscounted amounts were $15,455,000 and $14,488,000, respectively.
          The employee health self-insurance liability is based on claims filed and estimates for claims incurred but not reported. The total liability recorded by the Company at April 1, 2008 and January 1, 2008 was $857,000 and $760,000, respectively.

          Accounting Treatment for IDSs, Common Stock Owned by Initial Equity Investors and Derivative Financial Instruments – The Company’s Income Deposit Securities (“IDSs”) include common stock and subordinated notes, the latter of which has three embedded derivative features. The embedded derivative features include a call option, a change of control put option, and a term-extending option on the notes. The call option allows the Company to repay the principal amount of the subordinated notes after the fifth anniversary of the issuance, provided that the Company also pays all of the interest that would have been paid during the initial 10-year term of the notes, discounted to the date of repayment at a risk-free rate. Under the change of control put option, the holders have the right to cause the Company to repay the subordinated notes at 101% of face value upon a change of control, as defined in the subordinated note agreement. The term-extending option allows the Company to unilaterally extend the term of the subordinated notes for two five-year periods at the end of the initial 10-year period provided that it is in compliance with the requirements of the indenture. The Company has accounted for these embedded derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. Based on SFAS No. 133, as amended and interpreted, the call option and the change of control put option are required to be separately valued. As of April 1, 2008 and January 1, 2008, the fair value of these embedded derivatives was determined to be insignificant. The term extending option was determined to be inseparable from the underlying subordinated notes. Accordingly, it will not be separately accounted for in the current or future periods.
          In December 2007, the Company issued additional IDSs pursuant to the Amended Stockholders Agreement entered into by the Company on December 10, 2003 with those investors who held stock prior to the IPO (“Initial Equity Investors”) in connection with the Company’s initial public offering (“IPO”). The common stock held by the Initial Equity Investors was initially treated as a separate class of common stock for presentation of earnings per share. Although the common stock held by the Initial Equity Investors is part of the same class of stock as the common stock included in the IDSs for purposes of Delaware corporate law, the right to convert the shares into IDSs that was granted in the Company’s Amended and Restated Stockholders Agreement caused the stock held by the Initial Equity Investors to have features of a separate class of stock for accounting purposes. At April 3, 2007, earnings per share for common stock with and without conversion rights were equal and therefore no separate presentation was required. As of April 1, 2008 there were no shares of common stock with conversion options outstanding.
          In order to minimize our exposure to interest rate risk, the Company has an interest rate swap agreement for a notional amount of $100 million. The agreement is based on three month LIBOR and contains a collar feature with an interest rate floor of 4.82% and cap of 6%. The Company has recorded a liability for the fair value of this derivative of approximately $.9 million at April 1, 2008 and $.3 million at January 1, 2008. Changes in the market value of this derivative are recognized in earnings currently as a component of interest expense.
          Income Taxes – The benefit for income taxes includes federal, state and foreign taxes currently payable, and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance is established for deferred tax assets when it is more likely than not that the benefits of such assets will not be realized.
          Income taxes for the 13 weeks ended April 1, 2008 and April 3, 2007 were calculated using the projected annual effective tax rate for fiscal 2008 and 2007, respectively, in accordance with SFAS No. 109 Accounting for Income Taxes and APB No. 28 Interim Financial Reporting. Currently, the Company estimates that in the fiscal year ending December 30, 2008, it will have an effective annual tax rate of approximately 67%. In determining the effective annual tax rate, the Company’s book income, permanent tax adjustments, and tax credits have been factored into the calculation. In the previous year, the Company estimated that its effective annual tax rate for the fiscal year ended January 1, 2008 would be 40%. The fluctuation in the projected effective annual tax rate is primarily due to the sensitivity of the ratio involving expected ordinary income, permanent items (primarily the interest charge related to the

Company’s derivatives, and federal tax credits). The interim income tax provision (or benefit) can fluctuate considerably from quarter to quarter as a result of changes in the projected effective annual tax rate.
          The Company has uncertain tax positions and in accordance with FIN 48 – Accounting for Uncertainity in Income Taxes an interpretation of the Statement No. 109, Accounting for Income Taxes, has recorded a liability of approximately $2.0 million and $2.1 million for total gross unrecognized tax benefits as of April 1, 2008 and January 1, 2008, respectively. Of this total, approximately $.8 and $1.0 million (net of federal benefit on state issues) as of April 1, 2008 and January 1, 2008, respectively, represent the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate.
          The Company has accounted for the issuance of IDS units in December 2003 and December 2007 as representing shares of common stock and subordinated notes by allocating the proceeds from each IDS unit to the underlying stock or subordinated note based upon the relative fair values of each. Accordingly, the portion of the aggregate IDS units outstanding that represents subordinated notes has been accounted for by the Company as long-term debt bearing a stated interest rate of 13.5% and maturing on December 10, 2013. During the 13 weeks ended April 1, 2008, the Company deducted interest expense of approximately $4.0 million on the subordinated notes for purposes of computing taxable income for U.S. federal and state income tax purposes.
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
          Since issuance of the IDS units in December 2003 and 2007, the cumulative amount of interest expense associated with the notes has been approximately $62 million and the additional tax due to the federal and state authorities, would be approximately $7.2 million based on the Company’s ability to utilize net operating losses and tax credits to offset a portion of the tax liability, if the subordinated notes were to be treated as equity for income tax purposes since inception. Such reclassification, however, would also cause the Company to utilize more of its deferred tax assets at a faster rate than it otherwise would. The Company believes the interest on the subordinated notes should be deductible for federal and state income taxes and, as such, has not recorded a liability for the potential disallowance of this deduction.
          The Company is subject to U.S and Canadian income taxes, as well as various other state and local jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003, although carryforward attributes that were generated prior to 2004 may still be adjusted upon examination by the IRS if they either have been or will be used in a future period.

          The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. During the 13 weeks ended April 1, 2008, the Company had recorded approximately $216,000 for interest and penalties.
          The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
          New Accounting Standards – We adopted the provisions of SFAS No. 157, Fair Value Measurements (FAS 157) on January 2, 2008 as amended to defer the effective date for certain nonfinancial assets and liabilities to years beginning after November 15, 2008. FAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. FAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. FAS 157 does not expand or require any new fair value measures, however the application of this statement may change current practice. In February 2008, the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until 2009. Accordingly, our adoption of this standard in 2008 is limited to financial assets and liabilities, which primarily affects the valuation of our interest rate swap agreement. We utilize the market approach to measure the fair market value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The Company has recorded a liability for the fair value of this derivative of $.9 million at April 1, 2008. We are still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore have not yet determined the impact that it will have on our financial statements upon full adoption in 2009.
          We adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (FAS 159) on January 2, 2008. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. FAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The adoption of FAS 159 did not have an effect on our financial condition or results of operations as we did not elect this fair value option, nor is it expected to have a material impact on future periods as the election of this option for our financial instruments is expected to be limited.
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

4. DEBT
          Credit Agreement – On April 1, 2005, the Company entered into a credit agreement pursuant to which General Electric Capital Corporation (“GE Capital”) agreed to provide up to $215 million of senior secured financing. The financing was comprised of a term loan in the initial amount of $107.5 million and revolving credit facility also in the initial amount of $107.5 million (the “Credit Agreement”). The Credit Agreement bears interest at a floating rate equal to a margin over a defined prime rate (initially 1.25% for the term loan and 1.5% for the revolving credit facility) or a percentage over a Eurodollar rate (initially 3.25% for the term loan and 3.5% for the revolving credit facility). The applicable margins for the revolving credit facility are subject to adjustment (initially from 1.0% to 1.75% for loans based on a defined prime rate and from 3.0% to 3.75% for Eurodollar loans) based on our total leverage ratio. The applicable margins were increased in connection with the April and May 2008 amendments as described below. The proceeds of the term loan were used to repay the prior $65 million term loan, outstanding revolving loans of $23.25 million, as well as interest, related fees and expenses, including a prepayment premium of approximately $4.6 million on the term loan facility. The revolving portion of the Credit Agreement has a $35 million letter of credit sub-limit and a $10 million swing line loan sub-limit. At April 1, 2008, approximately $22,758,000 of letters of credit were outstanding but undrawn and the Company had $57,000,000 in short-term revolving loans outstanding.
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

          The Credit Agreement also contains significant restrictions on the Company’s ability to pay interest on the subordinated notes and dividends on shares of the Company’s common stock. These restrictions are based, among other things, on the ability to meet separate but more rigorous financial tests as those described in this item. The ability to meet these financial tests could be affected by the loss of significant contracts, the failure to generate new business, unexpected liabilities, increased expenses, increased interest costs due to additional revolver borrowings or higher interest rates on the credit facility, general economic conditions, or other events affecting the Company’s operations. In the event the Company is unable to satisfy the required ratios for any monthly test in the future, the Company would be required to suspend the payment of dividends and possibly defer current installments of interest on the subordinated notes absent obtaining a waiver from the senior lenders.
          In March and April 2008, the Company obtained waivers and amendments of certain provisions of the Credit Agreement temporarily affecting the calculation of the financial ratios that must be achieved in order to pay dividends. Among other things, the waivers and amendments adjusted the senior leverage ratio, total leverage ratio and interest coverage ratio requirements for the first quarter 2008 to levels that permitted the Company to pay dividends and interest on the subordinated notes through May 2008. In addition, the April 2008 amendment allowed the Company to invest in a potential new service contract and increased the amount of capital expenditures the Company can make in fiscal 2008. The amendment also adjusted the interest rate on the term loan portion of the credit facility to 1.75% over a defined prime rate, or 3.75% over a Eurodollar rate.
          On May 19, 2008, the Company obtained an additional amendment to the Credit Agreement that adjusted the senior leverage ratio, total leverage ratio and interest coverage ratio to levels that are expected to permit the Company to pay interest on the subordinated notes on a monthly basis through October 2008. Thereafter, the ratios will be reset to the levels in effect in January 2008. The May amendment permits the Company to make additional capital expenditures in 2008 that would otherwise be permitted to be made only in 2009. In connection with the amendment, the Company agreed, among other things, to eliminate the dividend on its common stock following payment of the May 2008 dividend. Also, the amendment adjusted the interest rates as described below. In connection with the amendment, maximum availability under the revolving credit facility was reduced to $77.5 million, after the effective date of the amendment, and the Company agreed to apply certain amounts held in a cash collateral account to prepay approximately $8.0 million on the term loan.
          Following the May 2008 amendment, the applicable margin on revolving credit facility borrowings will range from 2.75% to 3.50% over a defined prime rate or 3.75% to 4.50% over a Eurodollar rate, in each case depending on the Company’s total leverage ratio. The applicable margin for the term loan will be 3.50% over the defined prime rate and 4.50% over the Eurodollar rate. The Eurodollar rate shall not be lower than 3.0%.
          The 2008 waivers and amendments were necessitated primarily by a decrease in revenues generated at the Company’s convention center contracts that the Company began to experience in January 2008, as well as more stringent ratio requirements for the payment of dividends and interest under the Credit Agreement effective in January 2008 (going from 2.25:1.00 in 2007 to 2.15:1.00 in 2008). In connection with the March and April 2008 amendments, the Company paid approximately $1.0 million in amendment fees and other expenses, which was included in interest expense for the first quarter. The Company expects to incur additional costs of approximately $2.0 million in connection with the May 2008 amendment, which will be included in interest expense for the second quarter.
           If the Company is unable to meet the Credit Agreement financial ratios for the payment of monthly installments of interest on the subordinated notes as set forth in the May 2008 amendment or as set forth in the Credit Agreement after October 2008, the Credit Agreement requires the Company to defer interest on the subordinated notes, subject to certain limitations set forth in the indenture. If the Company were unable to obtain a further amendment to the Credit Agreement, it is likely that interest on the subordinated notes will need to be deferred after the October 2008 interest payment. Interest on deferred interest accrues at the rate of 13.5% per annum. All interest deferred prior to December 10, 2008 must be paid no later than December 18, 2008, and the Credit Agreement permits this payment even if the required ratios have not been met.
           In early May 2008, the Company announced that its Board of Directors has initiated a process to evaluate a range of capital structure and other alternatives and has engaged UBS Securities LLC as the company’s financial advisor to assist in this process. The Company believes its current Income Deposit Security structure may limit its ability to invest to strengthen and grow its business. The Company believes that it will be important to complete the evaluation process within the five-month timeframe provided by the May amendment to the Credit Agreement.
           The ability to comply with the financial covenants may be affected by events beyond the Company’s control, including prevailing economic, financial and industry conditions. A breach of any of these covenants could result in a default under the Credit Agreement and/or the indenture governing the subordinated notes. Upon the occurrence of an event of default under the Credit Agreement, the lenders could elect to declare all amounts outstanding, together with accrued interest, to be immediately due and payable. If the Company was unable to repay those amounts, the lenders could proceed against the security granted to them to secure that indebtedness. If the lenders were to accelerate the payment of the indebtedness, the Company’s assets may not be sufficient to repay in full the indebtedness under the credit facility and the indenture.
5. SUBSEQUENT EVENTS
          In April 2008, the Company was informed by the New York Yankees that it will not be the concessionaire for the new Yankee Stadium set to open in 2009. This does not affect Centerplate’s current contract covering the existing Yankee Stadium, which runs through December 31, 2008. Thus, this decision by the Yankees is not expected to affect the Company’s 2008 financial results. In fiscal 2007, the New York Yankees accounted for approximately 9.6% of the Company’s net sales.
          In early May 2008, the Company announced that its Board of Directors has initiated a process to evaluate a range of capital structure and other alternatives and has engaged UBS Securities LLC as the company’s financial advisor to assist in this process. The Company believes its current Income Deposit Security structure may limit its ability to invest to strengthen and grow its business. The Company believes that it will be important to complete the evaluation process within the five-month timeframe provided by the May amendment to the Credit Agreement described in Note 4 above.
           In connection with the May 2008 amendment to the Credit Agreement, the Company agreed to eliminate the monthly dividend payments on its common stock.

CONSOLIDATING CONDENSED INFORMATION
          The $119,596,000 principal amount of Centerplate’s 13.5% subordinated notes are jointly and severally and fully and non-conditionally guaranteed by each of Centerplate’s direct and indirect 100% owned subsidiaries, except for certain non-100% owned U.S. subsidiaries and one non-U.S. subsidiary. The following table sets forth the consolidating condensed financial statements of Centerplate as of the period ended April 1, 2008 and January 1, 2008 (in the case of the balance sheet) and for the 13 week periods ended April 1, 2008 and April 3, 2007 (in the case of the statement of operations and the cash flows):
Consolidating Condensed Balance Sheet, April 1, 2008 (UNAUDITED)

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$221	$39,690	$1,494	$—	$41,405
Accounts receivable	—	24,431	3,587	—	28,018
Other current assets	22	38,133	1,914	—	40,069

Total current assets	243	102,254	6,995	—	109,492
Property and equipment, net	—	50,446	2,066	—	52,512
Contract rights, net	13	82,030	786	—	82,829
Cost in excess of net assets acquired	6,974	34,168	—	—	41,142
Intercompany receivable (payable)	91,045	(103,465)	4,408	8,012	—
Investment in subsidiaries	(16,537)	8,012	—	8,525	—
Other assets	6,824	58,343	3,159	—	68,326

Total assets	$88,562	$231,788	$17,414	$16,537	$354,301

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current liabilities	$2,230	$141,529	$6,722	$667	$151,148
Long-term debt	119,596	103,200	—	—	222,796
Other liabilities	—	12,660	961	—	13,621

Total liabilities	121,826	257,389	7,683	667	387,565

Stockholders’ (deficiency) equity:
Common stock	400	—	—	—	400
Additional paid-in capital	218,331	—	—	—	218,331
Accumulated (deficit) earnings	(132,712)	(25,601)	8,074	17,527	(132,712)
Treasury stock and other	(119,283)	—	1,657	(1,657)	(119,283)

Total stockholders’ (deficiency) equity	(33,264)	(25,601)	9,731	15,870	(33,264)

Total liabilities and stockholders’ (deficiency) equity	$88,562	$231,788	$17,414	$16,537	$354,301

Consolidating Condensed Statement of Operations and Comprehensive Income (Loss) (UNAUDITED)
Thirteen Week Period Ended April 1, 2008

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$117,486	$15,738	$—	$133,224

Cost of sales (excluding depreciation & amortization)	—	102,372	13,737	65	116,174
Selling, general, and administrative	480	17,208	1,521	—	19,209
Depreciation and amortization	5	7,958	323	—	8,286

Operating (loss) income	(485)	(10,052)	157	(65)	(10,445)
Interest expense	4,334	5,048	13	—	9,395
Intercompany interest, net	(3,925)	3,925	—	—	—

Other income	(4)	(140)	(29)	—	(173)

(Loss) income before income taxes	(890)	(18,885)	173	(65)	(19,667)
Income tax benefit	(377)	(8,021)	(87)		(8,485)
Equity in (loss) earnings of subsidiaries	(10,669)	195	—	10,474	—

Net (loss) income	(11,182)	(10,669)	260	10,409	(11,182)
Other comprehensive loss -foreign currency translation adjustment	—	—	(393)	—	(393)

Comprehensive loss	$(11,182)	$(10,669)	$(133)	$10,409	$(11,575)

Consolidating Condensed Statement of Cash Flows (UNAUDITED)
Thirteen Week Period Ended April 1, 2008

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Consolidated
	(In thousands)
Cash Flows Provided by (Used in) Operating Activities	$(1,018)	$(1,746)	$1,276	$(1,488)

Cash Flows from Investing Activities:
Acquisition of business	—	(1,000)	—	(1,000)
Purchase of property and equipment	—	(3,152)	(272)	(3,424)
Proceeds from sale of property and equipment	—	26	—	26
Contract rights acquired	—	(2,640)	(156)	(2,796)
Decrease in restricted cash	—	3	—	3

Net cash used in investing activities	—	(6,763)	(428)	(7,191)

Cash Flows from Financing Activities:
Repayments - revolving loans	—	(7,500)	—	(7,500)
Borrowings - revolving loans	—	36,000	—	36,000
Net borrowings - swingline loans	—	(1,000)	—	(1,000)
Principal payments on long-term debt	—	(538)	—	(538)
Dividend payments	(4,155)	—	—	(4,155)
Decrease in bank overdrafts	—	(6,871)	628	(6,243)
Change in intercompany, net	5,176	2,988	(8,164)	—

Net cash used in financing activities	1,021	23,079	(7,536)	16,564

Effect of foreign currency translation on cash	—	—	(333)	(333)

Increase (decrease) in cash	3	14,570	(7,021)	7,552

Cash and cash equivalents - beginning of period	218	25,120	8,515	33,853

Cash and cash equivalents - end of period	$221	$39,690	$1,494	$41,405

Consolidating Condensed Balance Sheet, January 1, 2008 (UNAUDITED)

		Combined	Combined
		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$218	$25,120	$8,515	$—	$33,853
Accounts receivable	—	26,058	3,481	—	29,539
Other current assets	4	30,289	1,832	—	32,125

Total current assets	222	81,467	13,828	—	95,517
Property and equipment	—	49,884	2,102	—	51,986
Contract rights, net	18	84,534	631	—	85,183
Cost in excess of net assets acquired, net	6,974	34,168	—		41,142
Intercompany receivable (payable)	96,219	(100,738)	(3,756)	8,275	—
Investment in subsidiaries	(5,473)	8,275	—	(2,802)	—
Other assets	6,745	50,546	1,232	—	58,523

Total assets	$104,705	$208,136	$14,037	$5,473	$332,351

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current liabilities	$2,643	$107,574	$4,108	$667	$114,992
Long-term debt	119,596	103,738	—	—	223,334
Other liabilities	—	11,559	—	—	11,559

Total liabilities	122,239	222,871	4,108	667	349,885

Stockholders’ (deficiency) equity:
Common stock	400	—	—	—	400
Additional paid-in capital	218,331	—	—	—	218,331
Accumulated deficit	(117,375)	(14,735)	7,879	6,856	(117,375)
Treasury stock and other	(118,890)	—	2,050	(2,050)	(118,890)

Total stockholders’ (deficiency) equity	(17,534)	(14,735)	9,929	4,806	(17,534)

Total liabilities and stockholders’ (deficiency) equity	$104,705	$208,136	$14,037	$5,473	$332,351

Consolidating Condensed Statement of Operations and Comprehensive Income (Loss) (UNAUDITED)
Thirteen Week Period Ended April 3, 2007

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$111,169	$14,164	$—	$125,333

Cost of sales (excluding depreciation & amortization)	—	94,524	11,692	42	106,258
Selling, general, and administrative	423	15,396	1,381	—	17,200
Depreciation and amortization	15	7,026	341	—	7,382

Operating (loss) income	(438)	(5,777)	750	(42)	(5,507)
Interest expense	4,558	3,468	26	—	8,052
Intercompany interest, net	(3,925)	3,925	—	—	—

Other income	1	(479)	(24)	—	(502)

(Loss) income before income taxes	(1,072)	(12,691)	748	(42)	(13,057)
Income tax (benefit) provision	(356)	(4,798)	145		(5,009)
Equity in (loss) earnings of subsidiaries	(7,332)	561	—	6,771	—

Net (loss) income	(8,048)	(7,332)	603	6,729	(8,048)
Other comprehensive income - foreign currency translation adjustment	—	—	74	—	74

Comprehensive (loss) income	$(8,048)	$(7,332)	$677	$6,729	$(7,974)

Consolidating Condensed Statement of Cash Flows (UNAUDITED)
Thirteen Week Period Ended April 3, 2007

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Consolidated
	(In thousands)
Cash Flows (Used in) Provided by Operating Activities	$(1,107)	$(10,417)	$2,198	$(9,326)

Cash Flows from Investing Activities:
Purchase of property and equipment	—	(3,084)	(222)	(3,306)
Proceeds from sale of property and equipment	—	2	—	2
Contract rights acquired	—	(2,397)	—	(2,397)
Decrease in restricted cash	—	458	—	458

Net cash used in investing activities	—	(5,021)	(222)	(5,243)

Cash Flows from Financing Activities:
Repayments - revolving loans	—	(11,000)	—	(11,000)
Borrowings - revolving loans	—	23,500	—	23,500
Net borrowings - swingline loans	—	4,000	—	4,000
Principal payments on long-term debt	—	(269)	—	(269)
Dividend payments	(4,460)	—	—	(4,460)
Decrease in bank overdrafts	—	(3,838)	—	(3,838)
Change in intercompany, net	5,566	(5,580)	14	—

Net cash provided by financing activities	1,106	6,813	14	7,933

(Decrease) increase in cash	(1)	(8,625)	1,990	(6,636)

Cash and cash equivalents - beginning of period	210	36,631	2,750	39,591

Cash and cash equivalents - end of period	$209	$28,006	$4,740	$32,955

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
          The following discussion and analysis of our results of operations and financial condition for the 13 weeks ended April 1, 2008 and April 3, 2007 should be read in conjunction with our audited financial statements, including the related notes, included in our annual report on Form 10-K for the year ended January 1, 2008. The financial data has been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”).
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
          We believe that the ability to retain existing accounts and to win new accounts are key factors in maintaining and growing our business. Net sales historically have also increased when there has been an increase in the number of events or attendance at our sports facilities due to a higher number of post-season and playoff games. Net sales also have increased as a result of more events at our convention centers and entertainment venues. These higher sales, along with our ability to control product and labor costs, and our ability to increase per capita spending are primary drivers of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and net income growth.
          When renewing an existing contract or securing a new contract, we often have to make a capital investment in our client’s facility and agree to pay the client a percentage of the net sales or profits in the form of a commission. We reinvest the cash flow generated by operating activities in order to renew or obtain contracts. We believe that these investments have provided a diversified account base of exclusive, long-term contracts.
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
          In early May 2008, we announced that our Board of Directors has initiated a process to evaluate a range of capital structure and other alternatives and has engaged UBS Securities LLC as the Company’s financial advisor to assist in this process. We believe our current Income Deposit Security structure may limit our ability to invest to strengthen and grow our business. We also believe that we will complete the evaluation process within the five-month timeframe provided by the May amendment to the Credit Agreement.
Critical Accounting Policies
          Our critical accounting policies are those that require significant judgment. There have been no material changes to the critical accounting policies previously reported in our Annual Report on Form 10-K for the year ended January 1, 2008.

Seasonality and Quarterly Results
          Our operating results have varied, and are expected to continue to vary, from quarter to quarter (a quarter is comprised of 13 or 14 weeks), as a result of factors which include:
•	Seasonality and variations in scheduling of sporting and other events;

•	Variability in the number, timing and type of new contracts;

•	Timing of contract expirations and special events; and

•	Level of attendance at the facilities which we serve.
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
          Set forth below are comparative net sales by quarter (in thousands) for the first quarter of 2008, fiscal 2007, and fiscal 2006:

	2008	2007	2006
1st Quarter	$133,224	$125,333	$113,505
2nd Quarter	—	$200,839	$190,699
3rd Quarter	—	$246,141	$218,929
4th Quarter	—	$168,373	$157,929
Results of Operations
Thirteen Weeks Ended April 1, 2008 Compared to the 13 Weeks Ended April 3, 2007
          Net sales — Net sales of $133.2 million for the 13 weeks ended April 1, 2008 increased $7.9 million, or approximately 6.3%, from $125.3 million in the prior year period. The increase was primarily due to $9.2 million in sales from new accounts including the Prudential Center in New Jersey, home of the NHL’s New Jersey Devils, and Nationals Park in Washington, D.C., home of MLB’s Washington Nationals. In addition, sales at two of the Company’s venues, the University of Phoenix Stadium in Glendale, Arizona and the New Orleans Arena, increased $6.2 million primarily related to the hosting of Super Bowl XLII and the NBA All-Star Game. These improvements were partially offset by a decline in sales at our convention centers of $5.0 million and a $1.9 million decline related to the termination of, or decision not to renew, certain contracts. Sales at all other facilities declined $0.6 million.
          Cost of sales – Cost of sales of $116.2 million for the 13 weeks ended April 1, 2008 increased approximately $9.9 million from $106.3 million in the prior year period due in part to the higher sales volume. As a percentage of net sales, cost of sales increased by approximately 2.4% from the prior year period. The increase was primarily the result of higher labor costs driven by softness in our convention centers where, due to the impact of a weakening economy, we experienced a decline in major events and lower spending per event. This adversely impacted labor costs due to less favorable economies of scale. Additionally, higher workers compensation expenses associated with several significant one-time claims, and an increase in the workers compensation claims reserve due to lower interest rates further adversely impacted the current period.
          Selling, general and administrative expenses – Selling, general and administrative expenses were $19.2 million in the 13 weeks ended April 1, 2008 as compared to $17.2 million in the prior year period, an increase of approximately $2.0 million. As a percentage of net sales, selling, general and administrative costs increased approximately 0.7% from the prior year period. The increase was primarily driven by the timing of expenses to acquire new accounts, higher legal fees associated with obtaining a short-term amendment to our credit facility, and start-up expenses at several new facilities.
          Depreciation and amortization – Depreciation and amortization was $8.3 million for the 13 weeks ended April 1, 2008, compared to $7.4 million in the prior year period. The increase was primarily attributable to depreciation and amortization related to capital expenditures associated with account renewals and investments in newly acquired contracts.
          Interest expense – Interest expense was $9.4 million for the thirteen weeks ended April 1, 2008, compared to $8.1 million in the prior year period. The increase was principally associated with approximately $1.0 million fees paid to the lenders in connection with the waiver and amendment of certain provisions of our credit agreement in the period (see Note 4 to the Notes to the Consolidated Condensed Financial Statements for additional discussion). Interest expense also reflects additional interest of $0.4 million related to the issuance of $14.4 million in additional subordinated notes in December 2007 as part of the secondary offering of IDSs. In addition, interest expense increased as a result of higher outstanding revolver borrowings under our credit facility in the current period and interest charges related to our interest rate swap agreement ($0.4 million). Partially offsetting these increases was a decline in non-cash interest expense of $0.5 million in the period related to changes in the fair market value of our derivative.
          Other income, net – Other income consisting of interest income declined $0.3 million from the prior year period primarily due to lower average cash balances during the 2008 period.
          Income taxes – The income tax benefit for the 13 weeks ended April 1, 2008 and April 3, 2007 were calculated using the projected annual effective tax rate (“ETR”) for fiscal 2008 and 2007, respectively, in accordance with Accounting Principles Board Opinion No. 28, Interim Financial Reporting (APB 28), and Financial Accounting Standards Board (FASB) Interpretation No. 18, Accounting for Income Taxes in Interim Periods – an interpretation of APB Opinion No. 28 (FIN 18).
          We estimate that in the fiscal year ending December 30, 2008, we will have an annual ETR of approximately 67%. In the prior year period, we estimated that our annual ETR for the fiscal year ended January 1, 2008 would be 40%. The fluctuation in the projected effective annual tax rate is primarily due to the sensitivity of the ratio involving expected ordinary income and permanent items (primarily the interest charge related to the Company’s derivatives). (See income tax section under “Summary of Significant Accounting Policies” for a more detailed discussion.)
          For the 13 weeks ended April 1, 2008, the projected annual effective tax rate of 67% was not utilized to record the Company’s tax benefit for the period, due to the limitations applicable pursuant to the guidance provided by FIN 18 “Accounting for Income Taxes In Interim Periods” (an interpretation of APB No. 28). Our annual effective tax rate is revised as of the end of each quarter, in accordance with APB Opinion No. 28. As a result, the interim income tax provision (or benefit) can fluctuate due to many factors, including changes in the projected book income, fluctuations in the valuation of the company’s derivative, permanent tax adjustments, tax credits and discrete items within the first quarter. The annual effective tax rate is revised at the end of each successive interim period during the fiscal year to our current best estimate in accordance with APB 28.

Liquidity and Capital Resources
          Net cash used in operating activities was $1.5 million for the 13 weeks ended April 1, 2008, compared to $9.3 million in the prior year period. The improvement was primarily due to fluctuations in working capital, which varies from quarter to quarter as a result of the timing and number of events at the facilities we serve, partially offset by an increase in operating losses.
          Net cash used in investing activities was $7.2 million for the 13 weeks ended April 1, 2008, as compared to $5.2 million in the prior year period. The increase of $2.0 million is principally attributable to additional capital invested in new accounts and an acquisition of a 51% controlling interest in Harry’s Tap Room, which will be accounted for on the equity method.
          Net cash provided by financing activities was $16.6 million in the 13 weeks ended April 1, 2008 as compared to $7.9 million in the prior year period. The increase was primarily due to an increase of $16.0 million in net revolver borrowings under our credit facility in the 2008 period.
          We are also often required to obtain performance bonds, bid bonds or letters of credit to secure our contractual obligations. As of April 1, 2008, we had requirements outstanding for performance bonds and letters of credit of $20.1 million and $22.8 million, respectively. Under the credit facility, we have an aggregate of $35.0 million available for letters of credit, subject to an overall borrowing limit (initially of $107.5 million, reduced to $77.5 million in the May 2008 amendment). As of April 1, 2008, we had approximately $27.7 million available to be borrowed under the revolving portion of the credit facility. At that date, there were $57.0 million in outstanding borrowings and $22.8 million of outstanding, undrawn letters of credit reducing availability.
          We believe that cash flow from operating activities, together with borrowings available under the revolving portion of the credit facility, will be sufficient to fund our currently anticipated capital investment requirements, interest (subject to limitations contained in the Credit Agreement), and working capital requirements. In fiscal 2008, contracts representing 19.4% of our 2007 net sales, or $144.0 million, are up for renewal and as a result we expect to spend $20.0 million to $25.0 million in maintenance capital expenditures to renew these contracts, including rollover capital expenditures associated with our 2007 commitments. In addition, we are anticipating growth capital expenditures in the range of $10.0 million to $15.0 million to acquire new contracts.
          In the first quarter, we obtained waivers and amendments of certain provisions of the credit agreement temporarily affecting the calculation of the ratios that must be achieved in order to pay dividends. In May 2008, we obtained an additional amendment to the credit agreement that adjusted the ratios that must be achieved in order to pay monthly installments of interest on the subordinated notes through October 2008. In connection with the May amendment, we agreed to eliminate the dividend on the common stock. In addition, the revolving credit facility was reduced to $77.5 million, effective after the date of the amendment, and we agreed to apply certain amounts held in a cash collateral account to prepay approximately $8.0 million on the term loan. The revolving credit facility is being reduced by the excess and unused portion of the revolver, and we believe this reduction will have minimal, if any, adverse impact on liquidity. The waiver and amendments were necessitated primarily by a decrease in revenues generated at our convention centers that we began to experience in January 2008, as well as a more stringent senior leverage ratio requirement for the payment of dividends under the credit agreement in 2008 (going from 2.25:1.00 in 2007 to 2.15:1.00 in 2008).
          If we are unable to meet the Credit Agreement financial ratios for the payment of monthly installments of interest on the subordinated notes as set forth in the May 2008 amendment or as set forth in the Credit Agreement after October 2008, the Credit Agreement requires the Company to defer interest on the subordinated notes, subject to certain limitations set forth in the indenture. If we were unable to obtain a further amendment to the Credit Agreement, it is likely that interest on the subordinated notes will need to be deferred after the October 2008 interest payment. Interest on deferred interest accrues at the rate of 13.5% per annum.. All interest deferred prior to December 10, 2008 must be paid on December 18, 2008, and the Credit Agreement permits this payment even if the required ratios have not been met.
          In early May 2008, we announced that our Board of Directors has initiated a process to evaluate a range of capital structure and other alternatives and have engaged UBS Securities LLC as the company’s financial advisor to assist in this process. We believe our current Income Deposit Security structure may limit our ability to invest to strengthen and grow our business. We believe that it will be important to complete the evaluation process within the five-month timeframe provided by the May amendment to the Credit Agreement.
New Accounting Standards
          See Note 2 to the Notes to the Consolidated Condensed Financial Statements for a summary of new accounting standards.

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
          All forward-looking statements address matters that involve risks and uncertainties that could cause actual results to differ materially from those indicated in these statements or that could adversely affect the holders of our securities. Some of these risks and uncertainties are discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended January 1, 2008 and Item 1A of Part II of this Quarterly Report on Form 10-Q.
          Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
          Interest rate risk –We are exposed to interest rate volatility with regard to our revolving credit facility borrowings and term loan. As of April 1, 2008, we had $57.0 million in outstanding borrowings under the revolving portion of our credit facility and a $104.3 million balance on our term loan. A change in interest rate of one percent on these borrowings would cause a change in the annual interest expense of $1.6 million. In order to minimize our exposure to interest rate risk we have entered into an interest rate swap agreement for a notional amount of $100 million. The agreement is based on three months LIBOR and contains a collar feature with an interest rate floor of 4.82% and cap of 6.0%. As of April 1, 2008, cash and non-cash charges of $0.4 million and $0.2 million, respectively, were recorded to our consolidated statement of operations to record interest expense under the swap agreement and changes in the fair value of this derivative, respectively. As of April 1, 2008, there is no market or quotable price for our subordinated notes, because there is no separate market for the notes, thus it is impracticable to estimate their fair value. The fair value of the term loan approximates par.
          As of April 1, 2008, there have been no material changes, except as discussed above, in the quantitative and qualitative disclosures about market risk from the information presented in our Form 10-K for the year ended January 1, 2008.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures.
          We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 1, 2008. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

          During the period covered by this report there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. – Legal Proceedings
          See Note 3 (Commitments and Contingencies) in the Notes to the Consolidated Condensed Financial Statements.
Item 1A. – Risk Factors
          There has been no material change to the disclosure in our Annual Report on Form 10-K for the fiscal year ended January 1, 2008, except as disclosed in Note 4 (Debt) and Note 5 (Subsequent Events) in the Notes to the Consolidated Condensed Financial Statements.
Item 6. Exhibits
          (a) Exhibits:
10.1	Form of Sixth Amendment to Credit Agreement made and entered into as of May 19, 2008, by and among Volume Services America, Inc., Volume Services, Inc., Service America Corporation, Centerplate, Inc., the Lenders signatory thereto, and General Electric Capital Corporation, as Lender and as Administrative Agent.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 19, 2008.

Centerplate, Inc.
By:	/s/ Kevin F. McNamara
Name:	Kevin F. McNamara
Title:	Chief Financial Officer