Form 10-Q
period 2008-07-01
Centerplate, Inc.
filed 2008-08-12
CIK 1086774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended July 1, 2008
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number: 001-31904
CENTERPLATE, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3870167

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2187Atlantic Street, Stamford, Connecticut, 06902	(203) 975-5900

(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes      ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares of common stock of Centerplate, Inc. outstanding as of August 8, 2008 was 20,981,813.

CENTERPLATE, INC.

PART I
FINANCIAL INFORMATION
CENTERPLATE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
JULY 1, 2008 AND JANUARY 1, 2008

	July 1,	January 1,
	2008	2008
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$45,215	$33,853
Restricted cash	792	1,146
Accounts receivable, less allowance for doubtful accounts of $996 and $993 at July 1, 2008 and January 1, 2008, respectively	34,122	29,539
Merchandise inventories	31,387	23,300
Prepaid expenses and other	3,846	3,475
Deferred tax assets	3,405	4,204

Total current assets	118,767	95,517

PROPERTY AND EQUIPMENT:
Leasehold improvements	41,956	41,968
Merchandising equipment	90,125	84,727
Vehicles and other equipment	18,755	18,116
Construction in process	3,878	1,895

Total	154,714	146,706
Less accumulated depreciation and amortization	(101,492)	(94,720)

Property and equipment, net	53,222	51,986

OTHER LONG-TERM ASSETS:
Contract rights, net	95,106	85,183
Restricted cash	—	10,307
Cost in excess of net assets acquired	41,142	41,142
Deferred financing costs, net	11,687	10,361
Trademarks	17,523	17,523
Deferred tax assets	23,656	15,867
Other	7,318	4,465

Total other long-term assets	196,432	184,848

TOTAL ASSETS	$368,421	$332,351

See notes to consolidated condensed financial statements.

CENTERPLATE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)(UNAUDITED)
JULY 1, 2008 AND JANUARY 1, 2008

	July 1,	January 1,
	2008	2008
	(In thousands, except share data)
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,075	$1,075
Short-term borrowings	45,500	29,500
Accounts payable	36,287	24,367
Accrued salaries and vacations	18,792	15,704
Liability for insurance	4,783	4,847
Accrued taxes, including income taxes	6,810	5,220
Accrued commissions and royalties	38,799	24,608
Liability for derivatives	498	311
Accrued interest	929	1,037
Accrued dividends	—	1,385
Advance deposits	6,845	3,436
Other	4,021	3,502

Total current liabilities	164,339	114,992

LONG-TERM LIABILITIES:
Long-term debt	214,494	223,334
Liability for insurance	11,152	9,370
Other liabilities	10,432	2,189

Total long-term liabilities	236,078	234,893

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY:
Common stock, $0.01 par value - 100,000,000 shares authorized: 39,995,147 shares issued at July 1, 2008 and January 1, 2008;20,981,813 shares outstanding at July 1, 2008 and January 1, 2008	400	400
Additional paid-in capital	218,331	218,331
Accumulated deficit	(131,547)	(117,375)
Accumulated other comprehensive income	1,760	2,050
Treasury stock — at cost (19,013,332 shares)	(120,940)	(120,940)

Total stockholders’ deficiency	(31,996)	(17,534)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$368,421	$332,351

See notes to consolidated condensed financial statements.

CENTERPLATE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED JULY 1, 2008 AND JULY 3, 2007

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1,	July 3,	July 1,	July 3,
	2008	2007	2008	2007
	(In thousands, except for share data)
Net sales	$238,292	$200,839	$371,516	$326,172

Cost of sales (excluding depreciation & amortization)	194,117	162,948	310,291	269,206
Selling, general, and administrative	24,060	20,161	43,269	37,361
Depreciation and amortization	8,842	7,713	17,128	15,095
Transaction related expenses	—	333	—	333

Operating income	11,273	9,684	828	4,177

Interest expense	7,297	7,079	16,692	15,131
Other income	(111)	(542)	(284)	(1,044)

Income (loss) before income taxes	4,087	3,147	(15,580)	(9,910)
Income tax provision (benefit)	1,537	907	(6,948)	(4,102)

Net income (loss)	$2,550	$2,240	$(8,632)	$(5,808)

Basic and diluted net income (loss) per share with and without conversion option	$0.12	$0.10	$(0.41)	$(0.26)

Weighted average shares outstanding with conversion option	—	4,060,997	—	4,060,997
Weighted average shares outstanding without conversion option	20,981,813	18,463,995	20,981,813	18,463,995

Total weighted average shares outstanding	20,981,813	22,524,992	20,981,813	22,524,992

Dividends declared per share	$0.07	$0.20	$0.27	$0.40

See notes to consolidated condensed financial statements.

CENTERPLATE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY AND COMPREHENSIVE INCOME (LOSS)(UNAUDITED)
FOR THE PERIOD FROM JANUARY 1, 2008 TO JULY 1, 2008 AND THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 1, 2008 AND JULY 3, 2007

	Common	Common
	Shares	Stock			Accumulated
	without	without	Additional		Other
	Conversion	Conversion	Paid-in	Accumulated	Comprehensive	Treasury
	Option	Option	Capital	Deficit	Income (loss)	Stock	Total
	(In thousands, except share data)
BALANCE, JANUARY 1, 2008	39,995,147	$400	$218,331	$(117,375)	$2,050	$(120,940)	$(17,534)
Foreign currency translation	—	—	—	—	(290)	—	(290)
Dividends declared	—	—	—	(5,540)		—	(5,540)
Net loss	—	—	—	(8,632)	—	—	(8,632)

BALANCE, JULY 1, 2008	39,995,147	$400	$218,331	$(131,547)	$1,760	$(120,940)	$(31,996)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1,	July 3,	July 1,	July 3,
	2008	2007	2008	2007
Net income (loss)	$2,550	$2,240	$(8,632)	$(5,808)

Other comprehensive income (loss) - foreign currency translation adjustment	103	636	(290)	710

Comprehensive income (loss)	$2,653	$2,876	$(8,922)	$(5,098)

See notes to consolidated condensed financial statements.

CENTERPLATE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
TWENTY-SIX WEEKS ENDED JULY 1, 2008 AND JULY 3, 2007

	Twenty-six Weeks Ended
	July 1,	July 3,
	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,632)	$(5,808)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,128	15,095
Amortization of deferred financing costs	1,970	1,284
Interest earned on restricted cash	(111)	(232)
Change in fair value of derivative	(311)	118
Deferred tax benefit	(6,989)	(3,985)
Gain on disposition of assets	(2)	(26)
(Increase)/decrease in assets and liabilities:
Accounts receivable	(4,583)	(4,884)
Merchandise inventories	(8,087)	(5,521)
Prepaid expenses	(371)	(145)
Other assets	(2,188)	(167)
Accounts payable	9,218	3,219
Accrued salaries and vacations	3,088	(111)
Liability for insurance	1,718	177
Accrued commissions and royalties	7,430	13,888
Other liabilities	13,189	3,113
Non-cash effect of foreign currency translation on assets and liabilities	(30)	710

Net cash provided by operating activities	22,437	16,725

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business	(1,000)	—
Purchase of property and equipment	(8,123)	(8,110)
Proceeds from sale of property and equipment	58	17
Contract rights acquired	(12,678)	(4,043)
Restricted cash	354	849

Net cash used in investing activities	(21,389)	(11,287)

See notes to consolidated condensed financial statements.

CENTERPLATE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)(UNAUDITED)
TWENTY-SIX WEEK PERIODS ENDED JULY 1, 2008 AND JULY 3, 2007

	Twenty-six Weeks Ended
	July 1,	July 3,
	2008	2007
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	$8,033	$—
Repayments — revolving loans	(42,500)	(41,000)
Borrowings — revolving loans	62,500	38,500
Swingline borrowings, net	(4,000)	—
Principal payments on long-term debt	(8,840)	(538)
Dividend payments	(6,925)	(8,920)
Increase in bank overdrafts	2,286	1,342

Net cash provided by (used in) financing activities	10,554	(10,616)

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH	(240)	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	11,362	(5,178)

CASH AND CASH EQUIVALENTS:
Beginning of period	33,853	39,591

End of period	$45,215	$34,413

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$17,543	$13,721
Income taxes paid	$657	$452

SUPPLEMENTAL NON CASH FLOW INVESTING AND FINANCING ACTIVITIES:
Capital investment commitment accrued	$9,895	$5,909
Dividends declared and unpaid	$—	$1,487
See notes to consolidated condensed financial statements.

CENTERPLATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
TWENTY-SIX WEEK PERIODS ENDED JULY 1, 2008 AND JULY 3, 2007
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
          The results of operations for the 26 week period ended July 1, 2008 are not necessarily indicative of the results to be expected for the 52 week fiscal year ending December 30, 2008 due to the seasonal aspects of the business. The accompanying consolidated condensed financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended January 1, 2008 included in the Company’s annual report on Form 10-K.
2. LIQUIDITY AND DEBT COVENANT COMPLIANCE

          In March and April 2008, the Company obtained waivers and amendments of certain provisions of the Company’s Credit Agreement temporarily affecting the calculation of the financial ratios that must be achieved in order to pay dividends. Refer to Note 5 for a discussion of the overall terms and conditions of the Credit Agreement. Among other things, the waivers and amendments adjusted the senior leverage ratio, total leverage ratio and interest coverage ratio requirements for first quarter 2008 to levels that permitted the Company to pay dividends and interest on the subordinated notes through May 2008. In addition, the April 2008 amendment allowed the Company to invest in a potential new service contract and increased the amount of capital expenditures the Company can make in fiscal 2008. The amendment also adjusted the interest rate on the term loan portion of the credit facility to 1.75% over a defined prime rate, or 3.75% over a Eurodollar rate.

          On May 19, 2008, the Company obtained an additional amendment to the Credit Agreement that adjusted the senior leverage ratio, total leverage ratio and interest coverage ratio to levels that are expected to permit the Company to pay interest on the subordinated notes on a monthly basis through October 2008. Thereafter, the ratios will be reset to the levels in effect in January 2008. The May amendment permits the Company to make additional capital expenditures in 2008 that would otherwise be permitted to be made only in 2009. In connection with the amendment, the Company agreed, among other things, to eliminate the dividend on its common stock following payment of the May 2008 dividend. Also, the amendment adjusted the interest rates as described below. In connection with the amendment, maximum availability under the revolving credit facility was reduced to $77.5 million on May 19, 2008, and the Company agreed to apply certain amounts held in a cash collateral account to prepay approximately $8.0 million on the term loan, which was paid. Following the May 2008 amendment, the applicable margin on revolving credit facility borrowings ranges from 2.75% to 3.50% over a defined prime rate or 3.75% to 4.50% over a Eurodollar rate, in each case depending on the Company’s total leverage ratio. The applicable margin for the term loan is 3.50% over the defined prime rate and 4.50% over the Eurodollar rate. The Eurodollar rate shall not be lower than 3.0%.

          The 2008 waivers and amendments were necessitated primarily by a decrease in revenues generated at the Company’s convention center contracts that the Company began to experience in January 2008, as well as more stringent ratio requirements for the payment of dividends and interest under the Credit Agreement effective in January 2008 (going from 2.25:1.00 in 2007 to 2.15:1.00 in 2008). In connection with the March and April 2008 amendments, the Company paid approximately $1.0 million in amendment fees and other expenses. The Company incurred additional fees and expenses of approximately $2.3 million in connection with the May 2008 amendments. All fees and expenses incurred in connection with these amendments were capitalized and will be amortized over the remaining life of the credit facility.

          If the Company is unable to meet the Credit Agreement financial ratios for the payment of monthly installments of interest on the subordinated notes as set forth in the May 2008 amendment or as set forth in the Credit Agreement after October 2008, the Credit Agreement requires the Company to defer interest on the subordinated notes, subject to certain limitations set forth in the indenture. If the Company were unable to obtain a further amendment to the Credit Agreement, interest on the subordinated notes will need to be deferred after the October 2008 interest payment. Interest on deferred interest accrues at the rate of 13.5% per annum. All interest deferred prior to December 10, 2008 must be paid no later than December 18, 2008, and the Credit Agreement permits this payment even if the required ratios have not been met.

          In May 2008, the Company announced that its Board of Directors initiated a process to evaluate a range of capital structure and other alternatives and engaged UBS Securities LLC as the Company’s financial advisor to assist in this process. The Company believes its current Income Deposit Security structure may limit its ability to invest to strengthen and grow its business. If this process is not completed by October 2008, which is within the five month timeframe provided by the May 2008 amendment, the Company will require a further amendment to its credit facility as further discussed below. The Company intends to vigorously pursue the necessary amendments to the Credit Agreement; however, the Company can give no assurance as to the outcome of any such negotiations with its lenders.

          If the evaluation process described above is not completed by October 2008, and the Company is not otherwise able to obtain a further amendment to its credit facility by such time, the Company intends to implement a restructuring plan designed to achieve significant cost reductions and reduce the level of future capital expenditures, both of which would limit the Company's ability to make capital investments to obtain new contracts at levels consistent with recent years. The cost reductions and reduced capital expenditures would be required in order to satisfy the senior leverage and interest coverage financial covenants contained in the Credit Agreement, and certain actions to be taken would require approval from our senior lenders. If the Company is unable to significantly reduce costs and capital expenditures, the Company expects (i) it would be required to defer interest on the subordinated notes beginning with the November 2008 interest payment (subject to certain limitations in the indenture), and (ii) it would eventually be unable to comply with the reinstated monthly financial maintenance covenants in the Credit Agreement, which would result in an event of default under the Credit Agreement. In the event necessary, the Company believes that it would be able to achieve sufficient reductions in cost and capital expenditures such that the Company could maintain compliance with the financial maintenance covenants contained in the Credit Agreement over the remaining term of the Credit Agreement. However, there can be no assurances to this effect as the ability to comply with the financial maintenance covenants contained in the Credit Agreement is impacted by a number of factors, some of which are not within the Company’s control, as discussed in Note 5.

          The Company’s non-compliance with the financial maintenance covenants under the Credit Agreement would result in the Company’s inability to make further borrowings under its revolver. Upon the occurrence of an event of default under the Credit Agreement, the lenders could elect to declare all amounts outstanding, together with accrued interest, to be immediately due and payable. If the Company were unable to repay those amounts, the lenders could proceed against the security granted to them to secure that indebtedness. If the lenders were to accelerate the payment of the indebtedness under the Credit Agreement, this would result in a default under the indenture governing the subordinated notes. The Company’s assets may not be sufficient to repay in full the indebtedness under the credit facility and the indenture.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          There have not been any changes in our significant accounting policies from those disclosed in the Company’s annual report for fiscal year 2007 on Form 10-K for the fiscal year ended January 1, 2008.
          Cost in Excess of Net Assets Acquired and Trademarks — The Company performed its annual impairment tests of goodwill and trademarks as of April 1, 2008 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and determined that no impairment existed. Based on the Company’s evaluation of events since April 1, 2008 , it continues to believe that no impairment exists as of July 1, 2008.
          Accounts Receivable and Allowance for Doubtful Accounts — The Company, from time to time, extends credit to customers for food and related services provided on terms generally similar to a vendor relationship. The allowance for doubtful accounts is maintained at a level considered by management to be adequate to absorb an estimate of probable future losses at the balance sheet date. In estimating probable losses, management reviews accounts receivable that are past due and arrives at an estimation for the aggregate balance of receivables. This process is based on estimates and ultimate losses may differ from those estimates. Receivable balances are written off when management determines that the balance is uncollectible. Subsequent recoveries, if any, are credited to bad debt expense when received.
          Insurance — The Company has a high deductible insurance program for general liability, auto liability, and workers’ compensation risk and self-insures its employee health plans. Management establishes a reserve for the high deductible and self-insurance liabilities considering a number of factors, including historical experience and an actuarial assessment of the liabilities for reported claims and claims incurred but not reported. The estimated liabilities for these programs, except for employee health insurance, are then discounted using rates of 2.92% and 3.34% at July 1, 2008 and January 1, 2008,

respectively, to their present value based on expected loss payment patterns determined by experience. The total discounted high deductible liabilities recorded by the Company at July 1, 2008 and January 1, 2008 were $14,923,000 and $13,204,000, respectively. The related undiscounted amounts were $16,311,000 and $14,488,000, respectively.
          The employee health self-insurance liability is based on claims filed and estimates for claims incurred but not reported. The total liability recorded by the Company at July 1, 2008 and January 1, 2008 was $871,000 and $760,000, respectively.
          Accounting Treatment for IDSs, Common Stock Owned by Initial Equity Investors and Derivative Financial Instruments — The Company’s Income Deposit Securities (“IDSs”) include common stock and subordinated notes, the latter of which has three embedded derivative features. The embedded derivative features include a call option, a change of control put option, and a term-extending option on the notes. The call option allows the Company to repay the principal amount of the subordinated notes after the fifth anniversary of the issuance, provided that the Company also pays all of the interest that would have been paid during the initial 10-year term of the notes, discounted to the date of repayment at a risk-free rate. Under the change of control put option, the holders have the right to cause the Company to repay the subordinated notes at 101% of face value upon a change of control, as defined in the subordinated note agreement. The term-extending option allows the Company to unilaterally extend the term of the subordinated notes for two five-year periods at the end of the initial 10-year period provided that it is in compliance with the requirements of the indenture. The Company has accounted for these embedded derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. Based on SFAS No. 133, as amended and interpreted, the call option and the change of control put option are required to be separately valued. As of July 1, 2008 and January 1, 2008, the fair value of these embedded derivatives was determined to be insignificant. The term extending option was determined to be inseparable from the underlying subordinated notes. Accordingly, it will not be separately accounted for in the current or future periods.
          In December 2007, the Company issued additional IDSs pursuant to the Amended Stockholders Agreement entered into by the Company on December 10, 2003 with those investors who held stock prior to the IPO (“Initial Equity Investors”) in connection with the Company’s initial public offering (“IPO”). The common stock held by the Initial Equity Investors was initially treated as a separate class of common stock for presentation of earnings per share. Although the common stock held by the Initial Equity Investors is part of the same class of stock as the common stock included in the IDSs for purposes of Delaware corporate law, the right to convert the shares into IDSs that was granted in the Company’s Amended and Restated Stockholders Agreement caused the stock held by the Initial Equity Investors to have features of a separate class of stock for accounting purposes. At July 3, 2007, earnings per share for common stock with and without conversion rights were equal and therefore no separate presentation was required. As of July 1, 2008 there were no shares of common stock with conversion options outstanding.
          In order to minimize our exposure to interest rate risk, the Company has an interest rate swap agreement for a notional amount of $100 million. The agreement is based on three month LIBOR and contains a collar feature with an interest rate floor of 4.82% and cap of 6%. The Company has recorded a liability for the fair value of this derivative of approximately $0.5 million at July 1, 2008 and $0.3 million at January 1, 2008. Changes in the market value of this derivative are recognized in earnings currently as a component of interest expense.
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

          Income taxes for the 26 weeks ended July 1, 2008 and July 3, 2007 were calculated using the projected annual effective tax rate for fiscal 2008 and 2007, respectively, in accordance with SFAS No. 109 “Accounting for Income Taxes” and APB No. 28 Interim Financial Reporting. Currently, the Company estimates that in the fiscal year ending December 30, 2008, it will have an effective annual tax rate of approximately 47%. In determining the effective annual tax rate, the Company’s book income, permanent tax adjustments, and tax credits have been factored into the calculation. In the previous year, the Company estimated that its effective annual tax rate for the fiscal year ended January 1, 2008 would be 43%. The fluctuation in the projected effective annual tax rate is primarily due to the sensitivity of the ratio involving expected ordinary income and permanent items (primarily the interest charge related to the Company’s derivatives, and federal tax credits). The interim income tax provision (or benefit) can fluctuate considerably from quarter to quarter as a result of changes in the projected effective annual tax rate.
          The Company has uncertain tax positions and in accordance with FIN 48 — Accounting for Uncertainity in Income Taxes an interpretation of the Statement No. 109, Accounting for Income Taxes, has recorded a liability of approximately $2.2 million and $2.1 million for total gross unrecognized tax benefits as of July 1, 2008 and January 1, 2008, respectively. Of this total, approximately $0.8 and $1.0 million (net of federal benefit on state issues) as of July 1, 2008 and January 1, 2008, respectively, represent the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate.
          At July 1, 2008, the Company had recorded net deferred tax assets of $27.0 million, net of a valuation allowance of $0.4 million related to certain tax credits for which realization was not considered more likely than not.
          The Company’s ability to realize the net deferred tax asset recorded at July1, 2008 depends on the Company’s ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each applicable tax jurisdiction. The establishment of a valuation allowance is based on the Company’s consideration of all available evidence, both positive and negative, concerning the expectation of future realization, and considers, among other things, historical operating results; forecasts of future operations; the duration of statutory carryforward periods; the Company’s experience with tax attributes expiring unused; and tax planning alternatives. In making such judgments, greater weight is given to evidence that can be objectively verified.
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
          The Company has accounted for the issuance of IDS units in December 2003 and December 2007 as representing shares of common stock and subordinated notes by allocating the proceeds from each IDS unit to the underlying stock or subordinated note based upon the relative fair values of each. Accordingly, the portion of the aggregate IDS units outstanding that represents subordinated notes has been accounted for by the Company as long-term debt bearing a stated interest rate of 13.5% and maturing on December 10, 2013. During the 26 weeks ended July 1, 2008, the Company deducted interest expense of approximately $8 million on the subordinated notes for purposes of computing taxable income for U.S. federal and state income tax purposes.
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
          Since issuance of the IDS units in December 2003 and 2007, the cumulative amount of interest expense associated with the notes has been approximately $66 million and the additional tax due to the federal and state authorities, would be approximately $7.2 million based on the Company’s ability to utilize net operating losses and tax credits to offset a portion of the tax liability, if the subordinated notes were to be treated as equity for income tax purposes since inception. Such reclassification, however, would also cause the Company to utilize more of its deferred tax assets at a faster rate than it otherwise would. The Company believes the interest on the subordinated notes should be deductible for federal and state income taxes and, as such, has not recorded a liability for the potential disallowance of this deduction.
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
          The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued penalties of $49,000 and interest of $27,000 during 2008 and in total, as of July 1, 2008, has recognized a liability for penalties of $146,000 and interest of $83,000.
          The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
          New Accounting Standards — The Company adopted the provisions of SFAS No. 157, Fair Value Measurements (FAS 157) on January 1, 2008 as amended to defer the effective date for certain nonfinancial assets and liabilities to years beginning after November 15, 2008. FAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. FAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. FAS 157 does not expand or require any new fair value measures, however the application of this statement may change current practice. In February 2008, Financial Accounting Standards Board (the “FASB”) decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until 2009. Accordingly, the Company’s adoption of this standard in 2008 is limited to financial assets and liabilities, which primarily affects the valuation of our interest rate swap agreement. The Company utilizes the market approach to measure the fair market value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The Company has recorded a liability for the fair value of this derivative of $.5 million at July 1, 2008. The Company is still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore have not yet determined the impact that it will have on the Company’s financial statements upon full adoption in 2009.

          We adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (FAS 159) on January 2, 2008. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. FAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The adoption of FAS 159 did not have an effect on our financial condition or results of operations as we did not elect this fair value option, nor is it expected to have a material impact on future periods as the election of this option for our financial instruments is expected to be limited.
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
5. DEBT
          Credit Agreement — On April 1, 2005, the Company entered into a credit agreement pursuant to which General Electric Capital Corporation (“GE Capital”) agreed to provide up to $215 million of senior secured financing. The financing was comprised of a term loan in the initial amount of $107.5 million and revolving credit facility also in the initial amount of $107.5 million (the “Credit Agreement”). The Credit Agreement bears interest at a floating rate equal to a margin over a defined prime rate (initially 1.25% for the term loan and 1.5% for the revolving credit facility) or a percentage over a Eurodollar rate (initially of 3.25% for the term loan and 3.5% for the revolving credit facility). The applicable margins for the revolving credit facility are subject to adjustment (initially from 1.0% to 1.75% for loans based on a defined prime rate and from 3.0% to 3.75% for Eurodollar loans) based on our total leverage ratio. The applicable margins were increased in connection with the April and May 2008 Amendments as described in Note 2. The proceeds of the term loan were used to repay the prior $65 million term loan, outstanding revolving loans of $23.25 million, as well as interest, related fees and expenses, including a prepayment premium of approximately $4.6 million on the term loan facility. The revolving portion of the Credit Agreement has a $35 million letter of credit sub-limit and a $10 million swing line loan sub-limit. At July 1, 2008, approximately $24,800,000 of letters of credit were outstanding but undrawn and the Company had $45,500,000 in short-term revolving loans outstanding.
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
          The Credit Agreement requires the Company to maintain specified financial ratios and satisfy certain financial condition tests, including a maximum net leverage ratio, a minimum interest coverage ratio and a maximum net senior leverage ratio. The Credit Agreement also imposes significant operating and financial restrictions on the Company. These restrictions prohibit or limit, among other things,
•	the incurrence of additional indebtedness

•	the issuance of preferred stock and certain redeemable common stock;

•	the payment of dividends;

•	the payment of interest on subordinated notes

•	the purchase or redemption of the Company’s outstanding common stock;

•	specified sales of assets
          The terms of the Credit Agreement include other, more restrictive, covenants and prohibit the Company from prepaying other indebtedness, including the subordinated notes, while indebtedness under the Credit Agreement is outstanding
          The ability to meet these financial tests could be affected by the loss of significant contracts, the failure to generate new business, unexpected liabilities, increased expenses, increased interest costs due to additional revolver borrowings or higher interest rates on the credit facility, general economic conditions, or other events affecting the Company’s operations. In the event the Company is unable to satisfy the required ratios for any monthly test in the future, the Company would be prohibited from paying any dividends and would be required to defer current installments of interest on the subordinated notes absent obtaining a waiver from the senior lenders.
          Please see Note 2 for a discussion of liquidity and debt covenant compliance.

6. SIGNIFICANT CONCENTRATION RISK
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

7. CONSOLIDATING CONDENSED INFORMATION
          The $119,596,000 original principal amount of Centerplate’s 13.5% subordinated notes are jointly and severally and fully and non-conditionally guaranteed by each of Centerplate’s direct and indirect 100% owned subsidiaries, except for certain non-100% owned U.S. subsidiaries and one non-U.S. subsidiary. The following table sets forth the consolidating condensed financial statements of Centerplate as of the period ended July 1, 2008 and January 1, 2008 (in the case of the balance sheet) and for the 13 and 26 week periods ended July 1, 2008 and July 3, 2007 (in the case of the statement of operations) and for the 26 week periods ended July 1, 2008 and July 3, 2007 (in the case of the statement of cash flows):
Consolidating Condensed Balance Sheet, July 1, 2008 (Unaudited)

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
	ASSETS
Current assets:
Cash and cash equivalents	$223	$43,678	$1,314	$—	$45,215
Accounts receivable	—	31,558	2,564	—	34,122
Other current assets	45	37,260	2,125	—	39,430

Total current assets	268	112,496	6,003	—	118,767
Property and equipment, net	—	50,537	2,685	—	53,222
Contract rights, net	11	94,285	810	—	95,106
Cost in excess of net assets acquired	6,974	34,168	—	—	41,142
Intercompany receivable (payable)	87,369	(101,474)	5,458	8,647	—
Investment in subsidiaries	(13,242)	8,647	—	4,595	—
Other assets	6,993	50,239	2,952	—	60,184

Total assets	$88,373	$248,898	$17,908	$13,242	$368,421

	LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current liabilities	$773	$156,535	$6,456	$575	$164,339
Long-term debt	119,596	94,898	—	—	214,494
Other liabilities	—	20,623	961	—	21,584

Total liabilities	120,369	272,056	7,417	575	400,417

Stockholders’ (deficiency) equity:
Common stock	400	—	—	—	400
Additional paid-in capital	218,331	—	—	—	218,331
Accumulated earnings (deficit)	(131,547)	(23,158)	8,731	14,427	(131,547)
Treasury stock and other	(119,180)	—	1,760	(1,760)	(119,180)

Total stockholders’ (deficiency) equity	(31,996)	(23,158)	10,491	12,667	(31,996)

Total liabilities and stockholders’ (deficiency) equity	$88,373	$248,898	$17,908	$13,242	$368,421

Consolidating Condensed Statement of Operations and Comprehensive Income (Loss) (Unaudited)
Thirteen Week Period Ended July 1, 2008

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$222,623	$15,669	$—	$238,292

Cost of sales (excluding depreciation & amortization)	—	181,361	12,631	125	194,117
Selling, general, and administrative	745	21,874	1,441	—	24,060
Depreciation and amortization	1	8,501	340	—	8,842

Operating (loss) income	(746)	10,887	1,257	(125)	11,273
Interest expense	4,291	2,997	9	—	7,297
Intercompany interest, net	(3,925)	3,925	—	—	—
Other income	(1)	(100)	(10)	—	(111)

(Loss) income before income taxes	(1,111)	4,065	1,258	(125)	4,087
Income tax (benefit) provision	(470)	1,623	384	—	1,537
Equity in earnings (loss) of subsidiaries	3,191	749	—	3,940	—

Net income (loss)	2,550	3,191	874	4,065	2,550
Other comprehensive income - foreign currency translation adjustment	—	—	103	—	103

Comprehensive income	$2,550	$3,191	$977	$4,065	$2,653

Consolidating Condensed Statement of Operations and Comprehensive Income (Loss) (Unaudited)
Twenty-six Week Period Ended July 1, 2008

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Net sales	$—	$340,109	$31,407	$—	$371,516

Cost of sales (excluding depreciation & amortization)	—	283,733	26,368	190	310,291
Selling, general, and administrative	1,225	39,082	2,962	—	43,269
Depreciation and amortization	6	16,459	663	—	17,128
Transaction related expenses	—	—	—	—	—

Operating (loss) income	(1,231)	835	1,414	(190)	828
Interest expense	8,625	8,045	22	—	16,692
Intercompany interest, net	(7,850)	7,850	—	—	—
Other income	(5)	(240)	(39)	—	(284)

(Loss) income before income taxes	(2,001)	(14,820)	1,431	(190)	(15,580)
Income tax (benefit) provision	(847)	(6,398)	297	—	(6,948)
Equity in (loss) earnings of subsidiaries	(7,478)	944	—	6,534	—

Net (loss) income	(8,632)	(7,478)	1,134	6,344	(8,632)
Other comprehensive income - foreign currency translation adjustment	—	—	(290)	—	(290)

Comprehensive (loss) income	$(8,632)	$(7,478)	$844	$6,344	$(8,922)

Consolidating Condensed Statement of Cash Flows (Unaudited)
Twenty-six Week Period Ended July 1, 2008

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Consolidated
	(In thousands)
Cash Flows Provided by (Used in) Operating Activities	$(1,922)	$21,068	$3,291	$22,437

Cash Flows from Investing Activities:
Acquistion of subsidiary		(1,000)		(1,000)
Purchase of property and equipment	—	(6,868)	(1,255)	(8,123)
Proceeds from sale of property and equipment	—	58	—	58
Contract rights acquired	—	(12,522)	(156)	(12,678)
Restricted Cash	—	354	—	354

Net cash used in investing activities	—	(19,978)	(1,411)	(21,389)

Cash Flows from Financing Activities:
Restricted cash	—	8,033	—	8,033
Repayments — revolving loans	—	(42,500)	—	(42,500)
Borrowings — revolving loans	—	62,500	—	62,500
Net borrowings — swingline loans	—	(4,000)	—	(4,000)
Principal payments on long-term debt	—	(8,840)	—	(8,840)
Dividend payments	(6,925)	—	—	(6,925)
Increase in bank overdrafts	—	1,913	373	2,286
Change in intercompany, net	8,852	362	(9,214)	—

Net cash used in financing activities	1,927	17,468	(8,841)	10,554

Effect of foreign currency translation on cash	—	—	(240)	(240)

Increase (decrease) in cash	5	18,558	(7,201)	11,362

Cash and cash equivalents — beginning of period	218	25,120	8,515	33,853

Cash and cash equivalents — end of period	$223	$43,678	$1,314	$45,215

Consolidating Condensed Balance Sheet, January 1, 2008 (Unaudited)

		Combined	Combined
		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
	ASSETS
Current assets:
Cash and cash equivalents	$218	$25,120	$8,515	$—	$33,853
Accounts receivable	—	26,058	3,481	—	29,539
Other current assets	4	30,289	1,832	—	32,125

Total current assets	222	81,467	13,828	—	95,517
Property and equipment	—	49,884	2,102	—	51,986
Contract rights, net	18	84,534	631	—	85,183
Cost in excess of net assets acquired, net	6,974	34,168	—	—	41,142
Intercompany receivable (payable)	96,219	(100,738)	(3,756)	8,275	—
Investment in subsidiaries	(5,473)	8,275	—	(2,802)	—
Other assets	6,745	50,546	1,232	—	58,523

Total assets	$104,705	$208,136	$14,037	$5,473	$332,351

	LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current liabilities	$2,643	$107,574	$4,108	$667	$114,992
Long-term debt	119,596	103,738	—	—	223,334
Other liabilities	—	11,559	—	—	11,559

Total liabilities	122,239	222,871	4,108	667	349,885

Stockholders’ (deficiency) equity:
Common stock	400	—	—	—	400
Additional paid-in capital	218,331	—	—	—	218,331
Accumulated deficit	(117,375)	(14,735)	7,879	6,856	(117,375)
Treasury stock and other	(118,890)	—	2,050	(2,050)	(118,890)

Total stockholders’ (deficiency) equity	(17,534)	(14,735)	9,929	4,806	(17,534)

Total liabilities and stockholders’ (deficiency) equity	$104,705	$208,136	$14,037	$5,473	$332,351

Consolidating Condensed Statement of Operations and Comprehensive Income (Loss) (Unaudited)
Thirteen Week Period Ended July 3, 2007

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Net sales	$—	$188,121	$12,718	$—	$200,839

Cost of sales (excluding depreciation & amortization)	—	152,259	10,595	94	162,948
Selling, general, and administrative	612	18,051	1,498	—	20,161
Depreciation and amortization	6	7,365	342	—	7,713
Transaction related expenses	333	—	—	—	333

Operating income (loss)	(951)	10,446	283	(94)	9,684
Interest expense	3,260	3,797	22	—	7,079
Intercompany interest, net	(3,925)	3,925	—	—	—
Other income	(3)	(508)	(31)	—	(542)

Income (loss) before income taxes	(283)	3,232	292	(94)	3,147
Income tax provision (benefit)	(80)	846	141	—	907
Equity in earnings (loss) of subsidiaries	2,443	57	—	(2,500)	—

Net income (loss)	2,240	2,443	151	(2,594)	2,240
Other comprehensive income - foreign currency translation adjustment	—	—	636	—	636

Comprehensive income	$2,240	$2,443	$787	$(2,594)	$2,876

Consolidating Condensed Statement of Operations and Comprehensive Income (Loss) (Unaudited)
Twenty-six Week Period Ended July 3, 2007

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Net sales	$—	$299,290	$26,882	$—	$326,172

Cost of sales (excluding depreciation & amortization)	—	246,783	22,287	136	269,206
Selling, general, and administrative	1,035	33,447	2,879	—	37,361
Depreciation and amortization	21	14,391	683	—	15,095
Transaction related expenses	333	—	—	—	333

Operating income (loss)	(1,389)	4,669	1,033	(136)	4,177
Interest expense	7,818	7,265	48	—	15,131
Intercompany interest, net	(7,850)	7,850	—	—	—
Other income	(2)	(987)	(55)	—	(1,044)

Income (loss) before income taxes	(1,355)	(9,459)	1,040	(136)	(9,910)
Income tax provision (benefit)	(436)	(3,952)	286		(4,102)
Equity in earnings (loss) of subsidiaries	(4,889)	618	—	4,271	—

Net income (loss)	(5,808)	(4,889)	754	4,135	(5,808)
Other comprehensive income - foreign currency translation adjustment	—	—	710	—	710

Comprehensive income (loss)	$(5,808)	$(4,889)	$1,464	$4,135	$(5,098)

Consolidating Condensed Statement of Cash Flows (Unaudited)
Twenty-six Week Period Ended July 3, 2007

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Consolidated
		(In thousands)
Cash Flows Provided by (Used in) Operating Activities	$(2,139)	$16,954	$1,910	$16,725

Cash Flows from Investing Activities:
Purchase of property and equipment	—	(7,735)	(375)	(8,110)
Proceeds from sale of property and equipment	—	17	—	17
Contract rights acquired	—	(4,043)	—	(4,043)
Return of unamortized capital investment	—	849	—	849

Net cash used in investing activities	—	(10,912)	(375)	(11,287)

Cash Flows from Financing Activities:
Repayments — revolving loans	—	(41,000)	—	(41,000)
Borrowings — revolving loans	—	38,500	—	38,500
Principal payments on long-term debt	—	(538)	—	(538)
Dividend payments	(8,920)	—	—	(8,920)
Increase in bank overdrafts	—	1,342	—	1,342
Change in intercompany, net	11,061	(10,903)	(158)	—

Net cash provided by (used in) financing activities	2,141	(12,599)	(158)	(10,616)

Increase (decrease) in cash	2	(6,557)	1,377	(5,178)

Cash and cash equivalents — beginning of period	210	36,631	2,750	39,591

Cash and cash equivalents — end of period	$212	$30,074	$4,127	$34,413

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
     The following discussion and analysis of our results of operations and financial condition for the 26 weeks ended July 1, 2008 and July 3, 2007 should be read in conjunction with our audited financial statements, including the related notes, included in our annual report on Form 10-K for the year ended January 1, 2008. The financial data has been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”).
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
     In May 2008, we announced that our Board of Directors initiated a process to evaluate a range of capital structure and other alternatives and engaged UBS Securities LLC as the Company’s financial advisor to assist in this process. We believe our current Income Deposit Security structure may limit our ability to invest to strengthen and grow our business. If this process is not completed by October 2008, which is within the five month timeframe provided by the May 2008 amendment to our Credit Agreement, we will require a further amendment to our credit facility as dicussed in the Liquidity and Capital Resources section below. We intend to vigorously pursue the necessary amendments to the Credit Agreement; however, we can give no assurance as to the outcome of any such negotiations with our lenders.
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
          Set forth below are comparative net sales by quarter (in thousands) for the first and second quarters of 2008, fiscal 2007, and fiscal 2006:

	2008	2007	2006
1st Quarter	$133,224	$125,333	$113,505

2nd Quarter	$238,292	$200,839	$190,699

3rd Quarter	—	$246,141	$218,929

4th Quarter	—	$168,373	$157,929
Results of Operations
Thirteen Weeks Ended July 1, 2008 Compared to the 13 Weeks Ended July 3, 2007
          Net sales — Net sales of $238.3 million for the 13 weeks ended July 1, 2008 increased $37.5 million, or approximately 18.6%, from $200.8 million in the prior year period. The increase was primarily due to an increase in MLB sales of $25.3 million as a result of the opening of Nationals Park in Washington, D.C. and improved attendance and per capita spending at a number of our other MLB facilities. In addition, sales at arenas increased $4.0 million mainly due to results from the Prudential Center, which was not yet open in the prior year quarter, and New Orleans Arena, which hosted several NBA post-season games. Sales at convention centers also increased $2.9 million due to additional events at some of our major convention centers. Sales at all other facilities increased $5.6 million.
          Cost of sales — Cost of sales of $194.1 million for the 13 weeks ended July 1, 2008 increased approximately $31.2 million from $162.9 million in the prior year period due in part to the higher sales volume. As a percentage of net sales, cost of sales increased by approximately .4% from the prior year period. The increase was primarily the result of higher commissions paid to our clients in the current period resulting from certain new contracts and a higher concentration of sales at key profit sharing contracts, where higher commissions are typically paid.
     Selling, general and administrative expenses — Selling, general and administrative expenses were $24.1 million in the 13 weeks ended July 1, 2008 as compared to $20.2 million in the prior year period, an increase of approximately $3.9 million. As a percentage of net sales, selling, general and administrative costs increased approximately 0.1% from the prior year period. In the current period, selling, general and administrative costs include approximately $1.5 million in costs associated with the exploration of the Company’s capital structure. Excluding these costs, selling, general and administrative expense as a percentage of sales would have been 9.5%, a decline of 0.5% from the prior year period. The improvement was due to lower other operating expenses at certain facilities and a decline in overhead costs as a percentage of sales, due to the relatively fixed nature of these expenses.
     Depreciation and amortization — Depreciation and amortization was $8.8 million for the 13 weeks ended July 1, 2008, compared to $7.7 million in the prior year period. The increase was primarily attributable to depreciation and amortization related to capital expenditures associated with account renewals and investments in newly acquired contracts.
     Interest expense — Interest expense was $7.3 million for the 13 weeks ended July 1, 2008, compared to $7.1 million in the prior year period. The increase of $0.2 million was principally associated with additional interest of $0.4 million related to the subordinated notes issued in December 2007 as part of the secondary offering of IDSs.
     Other income — Other income consisting of interest income declined $0.4 million from the prior year period primarily due to lower interest rates and lower balances in the cash reserve accounts during the 2008 period.
     Income taxes — The income tax benefit for the 13 weeks ended July 1, 2008 and July 3, 2007 were calculated using the projected annual effective tax rate (“ETR”) for fiscal 2008 and 2007, respectively, in accordance with Accounting Principles Board Opinion No. 28, Interim Financial Reporting (APB 28), and Financial Accounting Standards Board (FASB) Interpretation No. 18, Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28 (FIN 18).
     We estimate that in the fiscal year ending December 30, 2008, we will have an annual ETR of approximately 47%. In the prior year period, we estimated that our annual ETR for the fiscal year ended January 1, 2008 would be 43%. The fluctuation in the projected effective annual tax rate is primarily due to the sensitivity of the ratio involving expected ordinary income and permanent items (primarily the interest charge related to the Company’s derivatives). (See income tax section under “Summary of Significant Accounting Policies” for a more detailed discussion.)
     For the 13 weeks ended July 1, 2008, the projected annual effective tax rate of 47% was not utilized to record the Company’s tax benefit for the period, due to the limitations applicable pursuant to the guidance provided by FIN 18 “Accounting for Income Taxes In Interim Periods” (an interpretation of APB No. 28). Our annual effective tax rate is revised as of the end of each quarter, in accordance with APB Opinion No. 28. As a result, the interim income tax provision (or benefit) can fluctuate due to many factors, including changes in the projected book income, fluctuations in the valuation of the company’s derivative, permanent tax adjustments, tax credits and discrete items within the first quarter. The annual effective tax rate is revised at the end of each successive interim period during the fiscal year to our current best estimate in accordance with APB 28.

Twenty-six Weeks Ended July 1, 2008 Compared to the 26 Weeks Ended July 3, 2007
     Net sales — Net sales of $371.5 million for the 26 weeks ended July 1, 2008 increased $45.3 million, or approximately 13.9%, from $326.2 million in the prior year period. The increase was primarily due to $36.0 million in sales from new accounts including the Prudential Center in New Jersey, home of the NHL’s New Jersey Devils, and Nationals Park in Washington, D.C., home of MLB’s Washington Nationals. In addition, sales at two of the Company’s venues, the University of Phoenix Stadium in Glendale, Arizona and the New Orleans Arena, increased $8.3 million primarily related to the hosting of Super Bowl XLII, the NBA All-Star Game, and NBA post-season games. Sales increased $5.3 million at existing MLB facilities mainly as a result of improved attendance and per capita spending at a number of the facilities. These improvements were partially offset by a $4.1 million decline related to the termination of, or decision not to renew, certain contracts. Sales at all other facilities declined $0.2 million.
     Cost of sales — Cost of sales of $310.3 million for the 26 weeks ended July 1, 2008 increased approximately $41.1 million from $269.2 million in the prior year period due in part to the higher sales volume. As a percentage of net sales, cost of sales increased by approximately 1.0% from the prior year period. The increase was primarily the result of higher commissions paid to our clients in the current period resulting from certain new contracts and a higher concentration of sales at key profit sharing contracts, where higher commissions are typically paid.
     Selling, general and administrative expenses — Selling, general and administrative expenses were $43.3 million in the 26 weeks ended July 1, 2008 as compared to $37.4 million in the prior year period, an increase of approximately $5.9 million. As a percentage of net sales, selling, general and administrative costs increased approximately 0.1% from the prior year period. In the current period, selling, general and administrative costs include approximately $1.5 million in costs associated with the exploration of the Company’s capital structure and other alternatives. Excluding these costs, selling, general and administrative expense as a percentage of sales would have been 11.2%, a decline of 0.3% from the prior year period. The improvement was mainly attributable to lower overhead costs as a percentage of sales, due to the relatively fixed nature of these expenses.
     Depreciation and amortization — Depreciation and amortization was $17.1 million for the 26 weeks ended July 1, 2008, compared to $15.1 million in the prior year period. The increase was primarily attributable to depreciation and amortization related to capital expenditures associated with account renewals and investments in newly acquired contracts.
     Interest expense — Interest expense was $16.7 million for the 26 weeks ended July 1, 2008, compared to $15.1 million in the prior year period. The increase of $1.6 million was principally associated with additional interest of $0.9 million related to the subordinated notes issued in December 2007 as part of the secondary offering of IDSs. Additionally, interest expense reflects an increase of $0.8 million related to our interest rate swap agreement.
     Other income — Other income consisting of interest income declined $0.8 million from the prior year period primarily due to lower interest rates and lower balances in the cash reserve accounts during the 2008 period.
     Income taxes — The income tax benefit for the 26 weeks ended July 1, 2008 and July 3, 2007 were calculated using the projected annual effective tax rate (“ETR”) for fiscal 2008 and 2007, respectively, in accordance with Accounting Principles Board Opinion No. 28, Interim Financial

Reporting (APB 28), and Financial Accounting Standards Board (FASB) Interpretation No. 18, Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28 (FIN 18).
     We estimate that in the fiscal year ending December 30, 2008, we will have an annual ETR of approximately 47%. In the prior year period, we estimated that our annual ETR for the fiscal year ended January 1, 2008 would be 23%. The fluctuation in the projected effective annual tax rate is primarily due to the sensitivity of the ratio involving expected ordinary income and permanent items (primarily the interest charge related to the Company’s derivatives). (See income tax section under “Summary of Significant Accounting Policies” for a more detailed discussion.) For the 13 weeks ended July 1, 2008, the projected annual effective tax rate of 47% was not utilized to record the Company’s tax benefit for the period, due to the limitations applicable pursuant to the guidance provided by FIN 18 “Accounting for Income Taxes In Interim Periods” (an interpretation of APB No. 28). Our annual effective tax rate is revised as of the end of each quarter, in accordance with APB Opinion No. 28. As a result, the interim income tax provision (or benefit) can fluctuate due to many factors, including changes in the projected book income, fluctuations in the valuation of the company’s derivative, permanent tax adjustments, tax credits and discrete items within the first quarter. The annual effective tax rate is revised at the end of each successive interim period during the fiscal year to our current best estimate in accordance with APB 28.
Liquidity and Capital Resources
     Net cash provided by operating activities was $22.4 million for the 26 weeks ended July 1, 2008, compared to $16.7 million in the prior year period. The improvement was primarily due to fluctuations in working capital, which varies from quarter to quarter as a result of the timing and number of events at the facilities we serve, partially offset by a decrease in operating income and higher interest costs.
     Net cash used in investing activities was $21.4 million for the 26 weeks ended July 1, 2008, as compared to $11.3 million in the prior year period. The increase of $10.1 million is principally attributable to additional capital invested in the acquisition of new accounts, notably the acquisition of four food and beverage contracts from Sun Capital, parent company of Crystal Food Services, in April 2008.
     Net cash provided by financing activities was $10.6 million in the 26 weeks ended July 1, 2008 as compared to net cash used in financing activities of $10.6 million in the prior year period. The increase was primarily due to $16.0 million in net revolver borrowings under our credit facility in the 2008 period as compared to the repayment of $2.5 million in the prior year period. Additionally, dividend payments declined by $2.0 million as a result of the cessation of payments in May 2008.
     We are also often required to obtain performance bonds, bid bonds or letters of credit to secure our contractual obligations. As of July 1, 2008, we had requirements outstanding for performance bonds and letters of credit of $20.1 million and $24.8 million, respectively. Under the credit facility, we have an aggregate of $35.0 million available for letters of credit, subject to an overall borrowing limit of $77.5 million. As of July 1, 2008, we had approximately $7.2 million available to be borrowed under the revolving portion of the credit facility. At that date, there were $45.5 million in outstanding borrowings and $24.8 million of outstanding, undrawn letters of credit reducing availability.
     We believe that cash flow from operating activities, together with borrowings under the revolving portion of the credit facility (which are available only so long as we meet required financial maintenance ratios, see below), will be sufficient to fund our currently anticipated capital investment requirements, interest, and working capital requirements. In fiscal 2008, contracts representing 19.4% of our 2007 net sales, or $144.0 million, are up for renewal and as a result we expect to spend $20.0 million to $25.0 million in maintenance capital expenditures to renew these contracts, including rollover capital expenditures associated with our 2007 commitments. In addition, we are anticipating growth capital expenditures in the range of $10.0 million to $15.0 million to acquire new contracts.
     In the first quarter, we obtained waivers and amendments of certain provisions of the Credit Agreement temporarily affecting the calculation of the ratios that must be achieved in order to pay dividends. In May 2008, we obtained an additional amendment to the Credit Agreement that adjusted the ratios that must be achieved in order to pay monthly installments of interest on the subordinated notes through October 2008. In connection with the May amendment, we agreed to eliminate the dividend on the common stock. In addition, the revolving credit facility was reduced to $77.5 million, effective after the date of the amendment, and we agreed to apply certain amounts held in a cash collateral account to prepay approximately $8.0 million on the term loan. The revolving credit facility was reduced by the excess and unused portion of the revolver and it is possible that this reduction may have an adverse impact on long-term liquidity, particularly given the seasonality of our business. The waiver and amendments were necessitated primarily by a decrease in revenues generated at our convention centers that we experienced in the first quarter of 2008, as well as a more stringent senior leverage ratio requirement for the payment of dividends under the Credit Agreement in 2008 (going from 2.25:1.00 in 2007 to 2.15:1.00 in 2008).
     If we are unable to meet the Credit Agreement financial ratios for the payment of monthly installments of interest on the subordinated notes as set forth in the May 2008 amendment or as set forth in the Credit Agreement after October 2008 for those months in which the Company is unable to comply with the required ratios (subject to certain limitations in the indenture), the Credit Agreement requires the Company to defer interest on the subordinated notes, subject to certain limitations set forth in the indenture. If we were unable to obtain a further amendment to the Credit Agreement, the interest on the subordinated notes will need to be deferred after the October 2008 interest payment for those months in which the Company is unable to comply with the required ratios (subject to certain limitations in the indenture). Interest on deferred interest accrues at the rate of 13.5% per annum. All interest deferred prior to December 10, 2008 must be paid on December 18, 2008, and the Credit Agreement permits this payment even if the required ratios have not been met.
          In May 2008, we announced that our Board of Directors initiated a process to evaluate a range of capital structure and other alternatives and engaged UBS Securities LLC as the Company’s financial advisor to assist in this process. We believe our current Income Deposit Security structure may limit our ability to invest to strengthen and grow our business. If this process is not completed by October 2008, which is within the five month timeframe provided by the May 2008 amendment to the Credit Agreement, we will require a further amendment to our credit facility as further discussed below. We intend to vigorously pursue the necessary amendments to the Credit Agreement; however, we can give no assurance as to the outcome of any such negotiations with our lenders.
      If the evaluation process described above is not completed by October 2008, and we are not otherwise able to obtain a further amendment to our credit facility by such time, we intend to implement a restructuring plan designed to achieve significant cost reductions and reduce the level of future capital expenditures, both of which would limit our ability to make capital investments to obtain new contracts at levels consistent with recent years. The cost reductions and reduced capital expenditures would be required in order to satisfy the senior leverage and interest coverage financial covenants contained in the Credit Agreement, and certain actions to be taken would require approval from our senior lenders. If we are unable to significantly reduce costs and capital expenditures, we expect (i) we would be required to defer interest on the subordinated notes beginning with the November 2008 interest payment (subject to certain limitations in the indenture), and (ii) we would eventually be unable to comply with the reinstated monthly financial maintenance covenants in the Credit Agreement, which would result in an event of default under the Credit Agreement. In the event necessary, we believe that we would be able to achieve sufficient reductions in cost and capital expenditures such that we could maintain compliance with the financial maintenance covenants contained in the Credit Agreement over the remaining term of the Credit Agreement. However, there can be no assurances to this effect as the ability to comply with the financial maintenance covenants contained in the Credit Agreement is impacted by a number of factors, some of which are not within our control, as discussed in Note 5.
     Our non-compliance with the financial maintenance covenants under the Credit Agreement would result in our inability to make further borrowings under our revolver. Upon the occurrence of an event of default under the Credit Agreement, the lenders could elect to declare all amounts outstanding, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against the security granted to them to secure that indebtedness. If the lenders were to accelerate the payment of the indebtedness under the Credit Agreement, this would result in a default under the indenture governing the subordinated notes. Our assets may not be sufficient to repay in full the indebtedness under the credit facility and the indenture.
New Accounting Standards
     See New Accounting Standards section of Note 3 in the Notes to the Consolidated Condensed Financial Statements for a summary of new accounting standards.
Cautionary Statement Regarding Forward-looking Statements
     Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Quarterly Report on Form 10-Q may be forward-

looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements reflect our current views with respect to future events and financial performance. These statements may include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate” and similar statements of a future or forward-looking nature.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     Interest rate risk – We are exposed to interest rate volatility with regard to our revolving credit facility borrowings and term loan. As of July 1, 2008, we had $45.5 million in outstanding borrowings under the revolving portion of our credit facility and a $96.0 million balance on our term loan. A change in interest rate of one percent on these borrowings would cause a change in the annual interest expense of $1.4 million. In order to minimize our exposure to interest rate risk we entered into an interest rate swap agreement for a notional amount of $100 million. The agreement is based on three months LIBOR and contains a collar feature with an interest rate floor of 4.82% and cap of 6.0%. As of July 1, 2008, cash and non-cash charges of $0.9 million and -$0.3 million, respectively, were recorded to our consolidated statement of operations to record interest expense under the swap agreement and changes in the fair value of this derivative, respectively. As of July 1, 2008, there is no market or quotable price for our subordinated notes, because there is no separate market for the notes, thus it is impracticable to estimate their fair market value. The fair market value of the term loan approximates par.
     As of July 1, 2008, there have been no material changes, except as discussed above, in the quantitative and qualitative disclosures about market risk from the information presented in our Form 10-K for the year ended January 1, 2008.
Item 4. Controls and Procedures.
     Evaluation of disclosure controls and procedures.
     We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 1, 2008. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

     During the period covered by this report there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. – Legal Proceedings
     See Note 4 (Commitments and Contingencies) in the Notes to the Consolidated Condensed Financial Statements.
Item 1A. – Risk Factors
     There has been no material change to the disclosure in our Annual Report on Form 10-K for the fiscal year ended January 1, 2008, except as disclosed in Note 2 (Liquidity and Debt Covenant Compliance), Note 5 (Debt) and Note 6 (Significant Concentration Risk) in the Notes to the Consolidated Condensed Financial Statements.
Item 4. Submission of Matters to a Vote of Securities Holders
     The 2008 Annual Meeting of Security Holders was held on May 22, 2008. At the meeting, six directors of the Company were elected and our security holders ratified the appointment of Deloitte & Touche LLP as our independent registered accounting firm for the fiscal year ending December 31, 2008.
     1. The security holders elected the following directors to serve until the next annual meeting of security holders or until their successors are duly elected and qualified:

Name of Director	Number of Shares Voted For	Number of Shares Withheld
David M. Williams	16,614,160	1,801,882
Janet L. Steinmayer	16,602,677	1,813,365
Felix P. Chee	16,629,872	1,786,170
Sue Ling Gin	16,622,698	1,793,074
Alfred Poe	16,622,982	1,793,060
Glenn R. Zander	16,621,024	1,795,018
     2. The security holders ratified the appointment of Deloitte & Touche LLP:

Number of Shares Voted For	Number of Shares Against	Number of Shares Abstained
17,590,589	628,172	197,281
Item 6. Exhibits
(a)	Exhibits:
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 11, 2008.

Centerplate, Inc.

By:	/s/ Kevin F. McNamara
Name:	Kevin F. McNamara
Title:	Chief Financial Officer