Form 10-Q
period 2008-09-30
Centerplate, Inc.
filed 2008-11-10
CIK 1086774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008 or

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
The number of shares of common stock of Centerplate, Inc. outstanding as of November 7, 2008 was 20,981,813.

CENTERPLATE, INC.

PART I
FINANCIAL INFORMATION
CENTERPLATE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
SEPTEMBER 30, 2008 AND JANUARY 1, 2008

	September 30,	January 1,
	2008	2008
	(In thousands, except share data)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$38,406	$33,853
Restricted cash	792	1,146
Accounts receivable, less allowance for doubtful accounts of $974 and $993 at September 30, 2008 and January 1, 2008, respectively	36,104	29,539
Merchandise inventories	30,872	23,300
Prepaid expenses and other	3,451	3,475
Deferred tax assets	112	4,204

Total current assets	109,737	95,517

PROPERTY AND EQUIPMENT:
Leasehold improvements	41,581	41,968
Merchandising equipment	95,879	84,727
Vehicles and other equipment	18,993	18,116
Construction in process	2,798	1,895

Total	159,251	146,706
Less accumulated depreciation and amortization	(104,538)	(94,720)

Property and equipment, net	54,713	51,986

OTHER LONG-TERM ASSETS:
Contract rights, net	92,805	85,183
Restricted cash	—	10,307
Cost in excess of net assets acquired	41,142	41,142
Deferred financing costs, net	11,388	10,361
Trademarks	13,900	17,523
Deferred tax assets	236	15,867
Other	6,711	4,465

Total other long-term assets	166,182	184,848

TOTAL ASSETS	$330,632	$332,351

See notes to consolidated condensed financial statements.

CENTERPLATE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)(UNAUDITED)
SEPTEMBER 30, 2008 AND JANUARY 1, 2008

	September 30,	January 1,
	2008	2008
	(In thousands, except share data)
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Current debt	$215,569	$1,075
Short-term borrowings	18,000	29,500
Accounts payable	42,302	24,367
Accrued salaries and vacations	16,932	15,704
Liability for insurance	5,976	4,847
Accrued taxes, including income taxes	8,941	5,220
Accrued commissions and royalties	44,185	24,608
Liability for derivatives	—	311
Accrued interest	939	1,037
Accrued dividends	—	1,385
Advance deposits	8,244	3,436
Other	5,199	3,502

Total current liabilities	366,287	114,992

LONG-TERM LIABILITIES:
Long-term debt	—	223,334
Liability for insurance	11,228	9,370
Other liabilities	10,271	2,189

Total long-term liabilities	21,499	234,893

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY:
Common stock, $0.01 par value - 100,000,000 shares authorized:
39,995,147 shares issued at September 30, 2008 and January 1, 2008;
20,981,813 shares outstanding at September 30, 2008 and January 1, 2008	400	400
Additional paid-in capital	218,331	218,331
Accumulated deficit	(156,468)	(117,375)
Accumulated other comprehensive income	1,523	2,050
Treasury stock — at cost (19,013,332 shares)	(120,940)	(120,940)

Total stockholders’ deficiency	(57,154)	(17,534)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$330,632	$332,351

See notes to consolidated condensed financial statements.

CENTERPLATE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED SEPTEMBER 30, 2008 AND OCTOBER 2, 2007

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30,	October 2,	September 30,	October 2,
	2008	2007	2008	2007
	(In thousands, except for share data)
Net sales	$278,773	$246,141	$650,289	$572,313

Cost of sales (excluding depreciation & amortization)	229,093	197,357	539,384	466,563
Selling, general, and administrative	27,102	23,112	70,371	60,473
Depreciation and amortization	9,599	7,995	26,727	23,090
Transaction related expenses	—	667	—	1,000
Trademark impairment	3,623	—	3,623	—

Operating income	9,356	17,010	10,184	21,187

Interest expense	7,919	7,329	24,611	22,460
Other income	(55)	(470)	(339)	(1,514)

Income (loss) before income taxes	1,492	10,151	(14,088)	241
Income tax provision	26,413	4,155	19,465	53

Net (loss) income	$(24,921)	$5,996	$(33,553)	$188

Basic and diluted net income (loss) per share with and without conversion option	$(1.19)	$0.27	$(1.60)	$0.01

Weighted average shares outstanding with conversion option	—	4,060,997	—	4,060,997
Weighted average shares outstanding without conversion option	20,981,813	18,463,995	20,981,813	18,463,995

Total weighted average shares outstanding	20,981,813	22,524,992	20,981,813	22,524,992

Dividends declared per share	$0.00	$0.20	$0.26	$0.59

See notes to consolidated condensed financial statements.

CENTERPLATE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY) AND
COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE PERIOD FROM JANUARY 1, 2008 TO SEPTEMBER 30, 2008 AND THE THIRTEEN AND THIRTY-NINE WEEKS
ENDED SEPTEMBER 30, 2008 AND OCTOBER 2, 2007

	Common	Common
	Shares	Stock			Accumulated
	without	without	Additional		Other
	Conversion	Conversion	Paid-in	Accumulated	Comprehensive	Treasury
	Option	Option	Capital	Deficit	Income (Loss)	Stock	Total
	(In thousands, except share data)
BALANCE, JANUARY 1, 2008	39,995,147	$400	$218,331	$(117,375)	$2,050	$(120,940)	$(17,534)
Foreign currency translation	—	—	—	—	(527)	—	(527)
Dividends declared	—	—	—	(5,540)	—	—	(5,540)
Net loss	—	—	—	(33,553)	—	—	(33,553)

BALANCE, SEPTEMBER 30, 2008	39,995,147	$400	$218,331	$(156,468)	$1,523	$(120,940)	$(57,154)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30,	October 2,	September 30,	October 2,
	2008	2007	2008	2007
Net (loss) income	$(24,921)	$5,996	$(33,553)	$188

Other comprehensive income (loss) - foreign currency translation adjustment	(237)	519	(527)	1,229

Comprehensive (loss) income	$(25,158)	$6,515	$(34,080)	$1,417

See notes to consolidated condensed financial statements.

CENTERPLATE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2008 AND OCTOBER 2, 2007

	Thirty-nine Weeks Ended
	September 30,	October 2,
	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(33,553)	$188
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,727	23,090
Amortization of deferred financing costs	2,960	1,927
Charge for impaired assets	3,623	—
Interest earned on restricted cash	(111)	(350)
Change in fair value of derivative	(311)	368
Deferred tax benefit	19,724	256
Gain on disposition of assets	(98)	(26)
Other
(Increase)/decrease in assets and liabilities:
Accounts receivable	(6,565)	(8,011)
Merchandise inventories	(7,572)	(6,628)
Prepaid expenses	24	543
Other assets	(2,502)	(235)
Accounts payable	12,467	(1,306)
Accrued salaries and vacations	1,228	2,197
Liability for insurance	2,987	1,038
Accrued commissions and royalties	13,148	11,882
Other liabilities	17,248	4,524
Non-cash effect of foreign currency translation on assets and liabilities	(13)	705

Net cash provided by operating activities	49,411	30,162

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business	(1,000)	—
Purchase of property and equipment	(14,061)	(12,249)
Proceeds from sale of property and equipment	309	17
Contract rights acquired	(15,497)	(10,980)
Restricted cash	354	6,658

Net cash used in investing activities	(29,895)	(16,554)

See notes to consolidated condensed financial statements.

CENTERPLATE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(CONTINUED)(UNAUDITED)
THIRTY-NINE WEEK PERIODS ENDED SEPTEMBER 30, 2008 AND OCTOBER 2, 2007

	Thirty-nine Weeks Ended
	September 30,	October 2,
	2008	2007
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted Cash	$8,033	$—
Repayments — revolving loans	(64,500)	(65,500)
Borrowings — revolving loans	57,000	55,500
Swingline borrowings, net	(4,000)	—
Principal payments on long-term debt	(8,840)	(807)
Dividend payments	(6,925)	(13,380)
Increase in bank overdrafts	4,707	4,733

Net cash used in financing activities	(14,525)	(19,454)

EFFECT OF FOREIGN CURRENCY TRANSLATION	(438)	453

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	4,553	(5,393)

CASH AND CASH EQUIVALENTS:
Beginning of period	33,853	39,591

End of period	$38,406	$34,198

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$21,167	$20,274
Income taxes paid	$917	$574

SUPPLEMENTAL NON CASH FLOW INVESTING AND FINANCING ACTIVITIES:
Capital investment commitment accrued	$9,639	$2,346
Dividends declared and unpaid	$—	$1,487
Investments in affiliated entities	$—	$500
See notes to consolidated condensed financial statements.

CENTERPLATE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
THIRTY-NINE WEEK PERIODS ENDED SEPTEMBER 30, 2008 AND OCTOBER 2, 2007
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
          The results of operations for the 39 week period ended September 30, 2008 are not necessarily indicative of the results to be expected for the 52 week fiscal year ending December 30, 2008 due to the seasonal aspects of the business. The accompanying consolidated condensed financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended January 1, 2008 included in the Company’s annual report on Form 10-K.
2. LIQUIDITY AND DEBT COVENANT COMPLIANCE
     In March and April 2008, the Company obtained waivers and amendments of certain provisions of the Company’s Credit Agreement temporarily affecting the calculation of the financial ratios that must be achieved in order to pay dividends. Refer to Note 5 for a discussion of the overall general terms and conditions of the Credit Agreement. Among other things, the waivers and amendments adjusted the senior leverage ratio, total leverage ratio and interest coverage ratio requirements for first quarter 2008 to levels that permitted the Company to pay dividends and interest on the subordinated notes through May 2008. In addition, the April 2008 amendment allowed the Company to invest in a potential new service contract and increased the amount of capital expenditures the Company can make in fiscal 2008. The amendment also adjusted the interest rate on the term loan portion of the credit facility to 1.75% over a defined prime rate, or 3.75% over a Eurodollar rate.
     On May 19, 2008, the Company obtained an additional amendment to the Credit Agreement that adjusted the senior leverage ratio, total leverage ratio and interest coverage ratio to levels that were expected to permit the Company to pay interest on the subordinated notes on a monthly basis through October 2008. Thereafter, the ratios were to be reset to the levels in effect in January 2008. The May amendment also permitted the Company to make additional capital expenditures in 2008 that would otherwise be permitted to be made only in 2009. In connection with the amendment, the Company agreed, among other things, to eliminate the dividend on its common stock following payment of the May 2008 dividend. In addition, maximum availability under the revolving credit facility was reduced to $77.5 million on May 19, 2008, and the Company agreed to apply certain amounts held in a cash collateral account to prepay approximately $8.0 million on the term loan. Following the May 2008 amendment, the applicable margin on revolving credit facility borrowings ranges from 2.75% to 3.50% over a defined prime rate or 3.75% to 4.50% over a Eurodollar rate, in each case depending on the Company’s total leverage ratio. The applicable margin for the term loan is 3.50% over the defined prime rate and 4.50% over the Eurodollar rate. The Eurodollar rate shall not be lower than 3.0%.

     The waivers and amendments described above were necessitated primarily by a decrease in revenues that the Company began to experience in January 2008, as well as more stringent ratio requirements for the payment of dividends and interest under the Credit Agreement effective in January 2008 (going from 2.25:1.00 in 2007 to 2.15:1.00 in 2008). In connection with the March and April 2008 amendments, the Company paid approximately $1.0 million in amendment fees and other expenses. The Company incurred additional fees and expenses of approximately $2.3 million in connection with the May 2008 amendments. All fees and expenses incurred in connection with these amendments were capitalized and will be amortized over the remaining life of the credit facility.
     On September 18, 2008, the Company announced that it had entered into an Agreement and Plan of Merger (the “Merger Agreement”), with KPLT Holdings, Inc., a Delaware corporation (“Parent”), and KPLT MergerCo, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”) (the “Merger”). Parent and Merger Sub are entities directly and indirectly owned by Kohlberg Investors VI, L.P., an affiliate of Kolhberg & Company LLC. The transaction is subject to the approval of holders of a majority of the common stock, receipt of valid tenders of 50.1% of the notes, receipt of consent from holders of at least 50.1% of the notes to certain amendments to the indenture governing the notes, and the receipt of third-party approvals and other customary closing conditions. The transaction is expected to be financed by Kohlberg through a combination of equity and debt financing. Two lawsuits, purported to be class actions, have been filed against the Company and the Board alleging breach of fiduciary duties in entering into the merger agreement. The lawsuits seek an injunction to prevent the consummation of the merger (or alternatively, rescission or damages), and an award of fees and costs. The Company and Kohlberg are continuing to work toward consummating the merger in the first quarter of 2009.
          On September 18, 2008, we also announced that we entered into a Seventh Amendment to the Credit Agreement. Among other things, this amendment (a) adjusts the senior leverage ratio for September 2008 through February 2009, inclusive, to levels that will more accurately reflect our projected senior leverage ratio for those months, (b) adjusts the senior leverage ratio for the month of September to a level that will permit us to pay interest on our subordinated notes in November 2008, (c) waives a “clean-down” requirement on our revolver for 2008 fiscal year which would have required us to repay outstanding borrowings under the revolving credit facility to certain defined minimum levels for a 30-day period, and (d) permits add-backs to EBITDA for certain investment banking, legal and other costs, fees and expenses incurred by us since April 2008, for purposes of calculating financial covenants contained in the Credit Agreement. The effectiveness of this amendment is contingent upon continuous effectiveness of the Merger Agreement described above. In connection with this amendment, we agreed to pay to each Credit Agreement lender who consented to the amendment a fee equal to 0.5% of such lender’s loans and commitments under the Credit Agreement which amounts to approximately $913,000.
          Without the Seventh Amendment to the Credit Agreement, the Company would not have been able to comply with its financial covenants beginning in September 2008 due to lower than expected earnings in the quarter resulting primarily from expenses incurred in connection with the Company’s exploration of capital structure and other alternatives and entering into the Merger Agreement. The Company’s non-compliance with the amended financial maintenance covenants under the Credit Agreement would be an event of default and would result in the Company’s inability to make further borrowings under its revolver. The Seventh Amendment to the Credit Agreement is conditioned on the consummation of the Merger. Therefore, if the Merger is not consummated, the amendment will no longer be effective and the Company will be in default under the Credit Agreement. Without a committed source of capital or a binding arrangement for an alternative business combination, the Company does not expect its existing lenders will waive these defaults or further amend the Credit Agreement.
          Upon the occurrence of an event of default under the Credit Agreement, the lenders could elect to declare all amounts outstanding, together with accrued interest, to be immediately due and payable. As such, given the uncertainties as to whether the Merger will be consummated, the accompanying consolidated balance sheet as of September 30, 2008 reflects a reclassification of $214.5 million to present the Company’s indebtedness under the Credit Agreement and the subordinated notes as current liabilities. If the Company were unable to repay those amounts, the lenders could proceed against the security granted to them to secure that indebtedness. If the lenders were to accelerate the payment of the indebtedness under the Credit Agreement, this would result in a default under the indenture governing the subordinated notes. The Company’s assets may not be sufficient to repay in full the indebtedness under the credit facility and the indenture. If the Company is unable to timely secure additional capital or to enter into an alternative business combination transaction and its lenders accelerate the Company’s indebtedness, the Company would likely have to resort to bankruptcy protection since it would be unable to pay all of its liabilities and obligations when due, including its liabilities under its outstanding subordinated notes.
          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company’s inability to maintain compliance with the financial maintenance covenants under the Credit Agreement in the event the Merger is not consummated, raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     There have not been any changes in our significant accounting policies from those disclosed in the Company’s annual report for fiscal year 2007 on Form 10-K for the fiscal year ended January 1, 2008.
          Cost in Excess of Net Assets Acquired and Trademarks —The Company performed its annual impairment tests of goodwill and trademarks as of April 1, 2008 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and determined that no impairment existed.
          In the third quarter of 2008, management concluded that indicators of potential impairment were present and that an evaluation of the carrying values of goodwill and trademarks was therefore required. Management reached the conclusion that an impairment test was required to be performed during the third quarter based on its assessment of the conditions that have contributed to the Company’s sustained low unit price including generally weak economic conditions, recent and forecasted operating performance, and continued tightening of available credit, along with other factors.
          Under SFAS 142, the measurement of goodwill consists of two steps. In the first step, the Company compares its fair value to its carrying value. At the end of the third quarter, management completed a valuation of the fair value of the business enterprise which incorporated existing market-based considerations as well as a discounted cash flow methodology based on current results and projections. Based on this evaluation, it was determined that the fair value of the Company exceeded its carrying value. Accordingly, a second step in order to determine the implied fair value of the Company’s goodwill for comparison to its carrying value was determined to be unnecessary.
           Management also completed a review of trademarks for potential impairment. The Company determined the fair value of its trademarks using the relief from royalty methodology and made a determination to record a non-cash impairment charge associated with trademarks of $3.6 million pre-tax, which was driven primarily by the Company’s lowered expectations of forecasted operating results. This charge was measured and recognized following the guidance of SFAS No. 142 which requires that the carrying value of trademarks be tested for impairment whenever circumstances indicate that an impairment exists.
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
     Insurance — The Company has a high deductible insurance program for general liability, auto liability, and workers’ compensation risk and self-insures its employee health plans. Management establishes a reserve for the high deductible and self-insurance liabilities considering a number of factors, including historical experience and an actuarial assessment of the liabilities for reported claims and claims incurred but not reported. The estimated liabilities for these programs, except for employee health insurance, are then discounted using rates of 2.37% and 3.34% at September 30, 2008 and January 1, 2008, respectively, to their present value based on expected loss payment patterns determined by experience. The total discounted high deductible liabilities recorded by the Company at September 30, 2008 and January 1, 2008 were $15,849,000 and $13,204,000, respectively. The related undiscounted amounts were $16,986,000 and $14,488,000, respectively.
     The employee health self-insurance liability is based on claims filed and estimates for claims incurred but not reported. The total liability recorded by the Company at September 30, 2008 and January 1, 2008 was $893,000 and $760,000, respectively.
     Accounting Treatment for IDSs, Common Stock Owned by Initial Equity Investors and Derivative Financial Instruments — The Company’s Income Deposit Securities (“IDSs”) include common stock and subordinated notes, the latter of which has three embedded derivative features. The embedded derivative features include a call option, a change of control put option, and a term-extending option on the notes. The call option allows the Company to repay the principal amount of the subordinated notes after the fifth anniversary of the issuance, provided that the Company also pays all of the interest that would have been paid during the initial 10-year term of the notes, discounted to the date of repayment at a risk-free rate. Under the change of control put option, the holders have the right to cause the Company to repay the subordinated notes at 101% of face value upon a change of control, as defined in the indenture governing the subordinated notes. The term-extending option allows the Company to unilaterally extend the term of the subordinated notes for two five-year periods at the end of the initial 10-year period provided that it is in compliance with the requirements of the indenture. The Company has accounted for these embedded derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. Based on SFAS No. 133, as amended and interpreted, the call option and the change of control put option are required to be separately valued. As of September 30, 2008 and January 1, 2008, the fair value of these embedded derivatives was determined to be insignificant. The term extending option was determined to be inseparable from the underlying subordinated notes. Accordingly, it will not be separately accounted for in the current or future periods.
     In December 2007, the Company issued additional IDSs pursuant to the Amended Stockholders Agreement entered into by the Company on December 10, 2003 with those investors who held stock prior to the IPO (the “Initial Equity Investors”) in connection with the Company’s initial public offering (“IPO”). The common stock held by the Initial Equity Investors was initially treated as a separate class of common stock for presentation of earnings per share. Although the common stock held by the Initial Equity Investors is part of the same class of stock as the common stock included in the IDSs for purposes of Delaware corporate law, the right to convert the shares into IDSs that was granted in the Company’s Amended and Restated Stockholders Agreement caused the stock held by the Initial Equity Investors to have features of a separate class of stock for accounting purposes. At September 30, 2008, earnings per share for common stock with and without conversion rights were equal and therefore no separate presentation was required. As of September 30, 2008 there were no shares of common stock with conversion options outstanding.
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

     Income taxes for the 39 weeks ended September 30, 2008 and October 2, 2007 were calculated using the projected annual effective tax rate for fiscal 2008 and 2007, respectively, in accordance with SFAS No. 109 “Accounting for Income Taxes” and APB No. 28 Interim Financial Reporting. Currently, the Company estimates that in the fiscal year ending December 30, 2008, it will have an effective annual tax rate of approximately 88%. In determining the effective annual tax rate, the Company’s book income, permanent tax adjustments, and tax credits have been factored into the calculation. In the previous year, the Company estimated that its effective annual tax rate for the fiscal year ended January 1, 2008 would be 43%. The fluctuation in the projected effective annual tax rate is primarily due to the Company’s recording of a full valuation allowance against its US deferred tax assets at September 30, 2008, as discussed below, as well as the sensitivity of the ratio involving expected ordinary income and permanent items (primarily the interest charge related to the Company’s derivatives, and federal tax credits). The interim income tax provision (or benefit) can fluctuate considerably from quarter to quarter as a result of changes in the projected effective annual tax rate.
     The Company has uncertain tax positions and in accordance with FIN 48 — Accounting for Uncertainity in Income Taxes an interpretation of the Statement No. 109, Accounting for Income Taxes, has recorded a liability of approximately $2.1 million and $2.1 million for total gross unrecognized tax benefits as of September 30, 2008 and January 1, 2008, respectively. Of this total, approximately $0.7 and $1.0 million (net of federal benefit on state issues) as of September 30, 2008 and January 1, 2008, respectively, represent the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate.
     SFAS 109 requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets are assessed periodically by the Company based on the SFAS 109 more-likely-than-not realization threshold criterion. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, excess of appreciated asset value over the tax basis of net assets, the duration of statutory carryforward periods, the Company’s experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.
     Pursuant to SFAS 109, reaching a conclusion that a valuation allowance is not required is difficult when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. The Company utilizes a rolling three years of actual and current year anticipated results as our primary measure of cumulative losses in recent years. In addition, our near-term financial outlook remains challenging. Accordingly, in the third quarter ended September 30, 2008, the Company concluded that the objectively verifiable negative evidence of its recent historical losses combined with its challenging near-term outlook outweigh other factors and that it was more likely than not that the Company would not generate taxable income to realize our net deferred tax asset in whole or in part.
     As it relates to our assessment, many factors in our evaluation are not within our control, particularly:
•	The possibility for continued or increasing operating costs in a highly competitive market.

•	A downturn in the economy which results in reduced patronage at the Company’s facilities.

•	Uncertainty surrounding the Company’s capital structure.
     Consequently, the Company recorded a full valuation allowance of $24.2 million against its US deferred tax assets at September 30, 2008.
     The Company intends to maintain a full valuation allowance for its US net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support reversal of the remaining reserve. Until such time, except for state, local and foreign tax provisions, the Company will have no reported tax provision, net of valuation allowance adjustments.

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
     The Company has accounted for the issuance of IDS units in December 2003 and December 2007 as representing shares of common stock and subordinated notes by allocating the proceeds from each IDS unit to the underlying stock or subordinated note based upon the relative fair values of each. Accordingly, the portion of the aggregate IDS units outstanding that represents subordinated notes has been accounted for by the Company as long-term debt bearing a stated interest rate of 13.5% and maturing on December 10, 2013. During the 39 weeks ended September 30, 2008, the Company deducted interest expense of approximately $12 million on the subordinated notes for purposes of computing taxable income for U.S. federal and state income tax purposes.
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
     Since issuance of the IDS units in December 2003 and 2007, the cumulative amount of interest expense associated with the notes has been approximately $70 million and the additional tax due to the federal and state authorities, would be approximately $7.2 million based on the Company’s ability to utilize net operating losses and tax credits to offset a portion of the tax liability, if the subordinated notes were to be treated as equity for income tax purposes since inception. Such reclassification, however, would also cause the Company to utilize more of its deferred tax assets at a faster rate than it otherwise would. The Company believes the interest on the subordinated notes should be deductible for federal and state income taxes and, as such, has not recorded a liability for the potential disallowance of this deduction.
     The Company is subject to U.S and Canadian income taxes, as well as various other state and local jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004, although carryforward attributes that were generated prior to 2005 may still be adjusted upon examination by the IRS if they either have been or will be used in a future period.
     The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued penalties of $59,000 and interest of $64,000 during 2008 and in total, as of September 30, 2008, has recognized a liability for penalties of $120,000 and interest of $54,000. At September 30, 2008, the Company reversed approximately $443,000 of unrecognized tax benefits, including the reversal of $46,000 of penalties and $156,000 of interest due to the expiration of certain statutes of limitations related to those unrecognized tax benefits.

     The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
     New Accounting Standards — The Company adopted the provisions of SFAS No. 157, Fair Value Measurements (FAS 157) on January 1, 2008 as amended to defer the effective date for certain nonfinancial assets and liabilities to years beginning after November 15, 2008. FAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. FAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. FAS 157 does not expand or require any new fair value measures, however the application of this statement may change current practice. In February 2008, Financial Accounting Standards Board (the “FASB”) decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until 2009. Accordingly, the Company’s adoption of this standard in 2008 is limited to financial assets and liabilities, which primarily affected the valuation of our interest rate swap agreement, which expired on August 1, 2008. Prior to the expiration of the swap agreement, the Company utilized the market approach to measure the fair market value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The Company is still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore have not yet determined the impact that it will have on the Company’s financial statements upon full adoption in 2009.
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
5. DEBT
     Credit Agreement — On April 1, 2005, the Company entered into a credit agreement pursuant to which General Electric Capital Corporation (“GE Capital”) agreed to provide up to $215 million of senior secured financing. The financing was comprised of a term loan in the initial amount of $107.5 million and revolving credit facility also in the initial amount of $107.5 million (the “Credit Agreement”). The Credit Agreement bears interest at a floating rate equal to a margin over a defined prime rate (initially 1.25% for the term loan and 1.5% for the revolving credit facility) or a percentage over a Eurodollar rate (initially of 3.25% for the term loan and 3.5% for the revolving credit facility). The applicable margins for the revolving credit facility are subject to adjustment (initially from 1.0% to 1.75% for loans based on a defined prime rate and from 3.0%

to 3.75% for Eurodollar loans) based on our total leverage ratio. The applicable margins were increased in connection with the April and May 2008 Amendments and the maximum availability under the revolving credit facility was reduced to $77.5 million as described in Note 2. The proceeds of the term loan were used to repay the prior $65 million term loan, outstanding revolving loans of $23.25 million, as well as interest, related fees and expenses, including a prepayment premium of approximately $4.6 million on the term loan facility. The revolving portion of the Credit Agreement has a $35 million letter of credit sub-limit and a $10 million swing line loan sub-limit. At September 30, 2008, approximately $24,700,000 of letters of credit were outstanding but undrawn and the Company had $18,000,000 in short-term revolving loans outstanding.
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
     The terms of the Credit Agreement include other, more restrictive, covenants and prohibit the Company from prepaying other indebtedness, including the subordinated notes, while indebtedness under the Credit Agreement is outstanding
     The ability to meet these financial tests could be affected by the loss of significant contracts, the failure to generate new business, unexpected liabilities, increased expenses, increased interest costs due to additional revolver borrowings or higher interest rates on the credit facility, general economic conditions, or other events affecting the Company’s operations. In the event the Company is unable to satisfy the required ratios for any monthly test in the future, the Company would be required to defer current installments of interest on the subordinated notes absent obtaining a waiver from the senior lenders. In connection with the Seventh Amendment to the Credit Agreement, the Company will be required to defer interest on the subordinated notes after the November 20, 2008 interest payment.
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

7. CONSOLIDATING CONDENSED INFORMATION
     The $119,596,000 original principal amount of Centerplate’s 13.5% subordinated notes are jointly and severally and fully and non-conditionally guaranteed by each of Centerplate’s direct and indirect 100% owned subsidiaries, except for certain non-100% owned U.S. subsidiaries and one non-U.S. subsidiary. The following table sets forth the consolidating condensed financial statements of Centerplate as of the period ended September 30, 2008 and January 1, 2008 (in the case of the balance sheet) and for the 13 and 39 week periods ended September 30, 2008 and October 2, 2007 (in the case of the statement of operations) and for the 39 week periods ended September 30, 2008 and October 2, 2007 (in the case of the statement of cash flows):
Consolidating Condensed Balance Sheet, September 30, 2008

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$(620)	$35,529	$3,497	$—	$38,406
Accounts receivable	—	33,846	2,258	—	36,104
Other current assets	28	32,674	2,525	—	35,227

Total current assets	(592)	102,049	8,280	—	109,737
Property and equipment, net	—	51,059	3,654	—	54,713
Contract rights, net	10	90,003	2,792	—	92,805
Cost in excess of net assets acquired	6,974	34,168	—	—	41,142
Intercompany receivable (payable)	87,506	(94,540)	58	6,976	—
Investment in subsidiaries	(37,726)	6,976	—	30,750	—
Other assets	6,703	22,222	3,310	—	32,235

Total assets	$62,875	$211,937	$18,094	$37,726	$330,632

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current liabilities	$120,029	$238,284	$8,209	$(235)	$366,287
Other liabilities	—	20,538	961	—	21,499

Total liabilities	120,029	258,822	9,170	(235)	387,786

Stockholders’ (deficiency) equity:
Common stock	400	—	—	—	400
Additional paid-in capital	218,331	—	—	—	218,331
Accumulated earnings (deficit)	(156,468)	(46,885)	7,401	39,484	(156,468)
Treasury stock and other	(119,417)	—	1,523	(1,523)	(119,417)

Total stockholders’ (deficiency) equity	(57,154)	(46,885)	8,924	37,961	(57,154)

Total liabilities and stockholders’ (deficiency) equity	$62,875	$211,937	$18,094	$37,726	$330,632

Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
Thirteen Week Period Ended September 30, 2008

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$261,262	$17,511	$—	$278,773
Cost of sales (excluding depreciation & amortization)	—	213,350	15,638	105	229,093
Selling, general, and administrative	394	24,777	1,931	—	27,102
Depreciation and amortization	2	9,202	395	—	9,599
Trademark impairment	—	3,623	—	—	3,623

Operating income (loss)	(396)	10,310	(453)	(105)	9,356
Interest expense	4,202	3,702	15	—	7,919
Intercompany interest, net	(3,924)	3,924	—	—	—
Other income	—	(55)	—	—	(55)

Income (loss) before income taxes	(674)	2,739	(468)	(105)	1,492
Income tax provision (benefit)	—	26,466	(53)	—	26,413
Equity in earnings (loss) of subsidiaries	(24,247)	(520)	—	24,767	—

Net income (loss)	(24,921)	(24,247)	(415)	24,662	(24,921)
Other comprehensive loss - foreign currency translation adjustment	—	—	(237)	—	(237)

Comprehensive loss	$(24,921)	$(24,247)	$(652)	$24,662	$(25,158)

Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
Thirty-nine Week Period Ended September 30, 2008

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Net sales	$—	$601,371	$48,918	$—	$650,289

Cost of sales (excluding depreciation & amortization)	—	497,083	42,006	295	539,384
Selling, general, and administrative	1,619	63,859	4,893	—	70,371
Depreciation and amortization	8	25,661	1,058	—	26,727
Trademark impairment	—	3,623	—	—	3,623

Operating income (loss)	(1,627)	11,145	961	(295)	10,184
Interest expense	12,827	11,747	37	—	24,611
Intercompany interest, net	(11,774)	11,774	—	—	—
Other income	(5)	(295)	(39)	—	(339)

Income (loss) before income taxes	(2,675)	(12,081)	963	(295)	(14,088)
Income tax provision (benefit)	(847)	20,068	244	—	19,465
Equity in earnings (loss) of subsidiaries	(31,725)	424	—	31,301	—

Net income (loss)	(33,553)	(31,725)	719	31,006	(33,553)
Other comprehensive (loss) - foreign currency translation adjustment	—	—	(527)	—	(527)

Comprehensive income (loss)	$(33,553)	$(31,725)	$192	$31,006	$(34,080)

Consolidating Condensed Statement of Cash Flows
Thirty-nine Week Period Ended September 30, 2008

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Consolidated
	(In thousands)
Cash Flows Provided by (Used in) Operating Activities	$(2,627)	$49,744	$2,294	$49,411

Cash Flows from Investing Activities:
Acquisition of business	—	(1,000)	—	(1,000)
Purchase of property and equipment	—	(11,767)	(2,294)	(14,061)
Proceeds from sale of property and equipment	—	309	—	309
Contract rights acquired	—	(14,477)	(1,020)	(15,497)
Restricted Cash	—	354	—	354

Net cash used in investing activities	—	(26,581)	(3,314)	(29,895)

Cash Flows from Financing Activities:
Restricted Cash	—	8,033	—	8,033
Repayments — revolving loans	—	(64,500)	—	(64,500)
Borrowings — revolving loans	—	57,000	—	57,000
Net borrowings — swingline loans	—	(4,000)	—	(4,000)
Principal payments on long-term debt	—	(8,840)	—	(8,840)
Dividend payments	(6,925)	—	—	(6,925)
Increase in bank overdrafts	—	4,453	254	4,707
Change in intercompany, net	8,714	(4,900)	(3,814)	—

Net cash provided by (used in) financing activities	1,789	(12,754)	(3,560)	(14,525)

Effect of exchange rate on cash	—	—	(438)	(438)

Increase (decrease) in cash	(838)	10,409	(5,018)	4,553

Cash and cash equivalents — beginning of period	218	25,120	8,515	33,853

Cash and cash equivalents — end of period	$(620)	$35,529	$3,497	$38,406

Consolidating Condensed Balance Sheet, January 1, 2008

		Combined	Combined
		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$218	$25,120	$8,515	$—	$33,853
Accounts receivable	—	26,058	3,481	—	29,539
Other current assets	4	30,289	1,832	—	32,125

Total current assets	222	81,467	13,828	—	95,517
Property and equipment	—	49,884	2,102	—	51,986
Contract rights, net	18	84,534	631	—	85,183
Cost in excess of net assets acquired, net	6,974	34,168	—		41,142
Intercompany receivable (payable)	96,219	(100,738)	(3,756)	8,275	—
Investment in subsidiaries	(5,473)	8,275	—	(2,802)	—
Other assets	6,745	50,546	1,232	—	58,523

Total assets	$104,705	$208,136	$14,037	$5,473	$332,351

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current liabilities	$2,643	$107,574	$4,108	$667	$114,992
Long-term debt	119,596	103,738	—	—	223,334
Other liabilities	—	11,559	—	—	11,559

Total liabilities	122,239	222,871	4,108	667	349,885

Stockholders’ (deficiency) equity:
Common stock	400	—	—	—	400
Additional paid-in capital	218,331	—	—	—	218,331
Accumulated deficit	(117,375)	(14,735)	7,879	6,856	(117,375)
Treasury stock and other	(118,890)	—	2,050	(2,050)	(118,890)

Total stockholders’ (deficiency) equity	(17,534)	(14,735)	9,929	4,806	(17,534)

Total liabilities and stockholders’ (deficiency) equity	$104,705	$208,136	$14,037	$5,473	$332,351

Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
Thirteen Week Period Ended October 2, 2007

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$232,552	$13,589	$—	$246,141

Cost of sales (excluding depreciation and amortization)	—	186,233	11,043	81	197,357
Selling, general, and administrative	307	20,758	2,047	—	23,112
Depreciation and amortization	7	7,629	359	—	7,995
Transaction related expenses	667	—	—	—	667

Operating income (loss)	(981)	17,932	140	(81)	17,010
Interest expense	4,063	3,245	21	—	7,329
Intercompany interest, net	(3,925)	3,925	—	—	—
Other income, net	(3)	(438)	(29)	—	(470)

Income (loss) before income taxes	(1,116)	11,200	148	(81)	10,151
Income tax provision (benefit)	389	3,876	(110)		4,155
Equity in earnings (loss) of subsidiaries	7,501	177	—	(7,678)	—

Net income (loss)	5,996	7,501	258	(7,759)	5,996
Other comprehensive income - foreign currency translation adjustment	—	—	519	—	519

Comprehensive income (loss)	$5,996	$7,501	$777	$(7,759)	$6,515

Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)
Thirty-nine Week Period Ended October 2, 2007

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Net sales	$—	$531,842	$40,471	$—	$572,313

Cost of sales (excluding depreciation and amortization)	—	433,016	33,330	217	466,563
Selling, general, and administrative	1,342	54,205	4,926	—	60,473
Depreciation and amortization	28	22,020	1,042	—	23,090
Transaction related expenses	1,000	—			1,000

Operating income (loss)	(2,370)	22,601	1,173	(217)	21,187
Interest expense	11,881	10,510	69	—	22,460
Intercompany interest, net	(11,775)	11,775	—	—	—
Other income, net	(5)	(1,425)	(84)	—	(1,514)

Income before income taxes	(2,471)	1,741	1,188	(217)	241
Income tax provision	(47)	(76)	176	—	53
Equity in earnings of subsidiaries	2,612	795	—	(3,407)	—

Net income	188	2,612	1,012	(3,624)	188
Other comprehensive income - foreign currency translation adjustment	—	—	1,229	—	1,229

Comprehensive income	$188	$2,612	$2,241	$(3,624)	$1,417

Consolidating Condensed Statement of Cash Flows
Thirty-nine Week Period Ended October 2, 2007

		Guarantor	Non-guarantor
	Centerplate	Subsidiaries	Subsidiaries	Consolidated
	(In thousands)
Cash Flows Provided by (Used in) Operating Activities	$(3,198)	$30,165	$3,195	$30,162

Cash Flows from Investing Activities:
Purchase of property and equipment	—	(11,650)	(599)	(12,249)
Proceeds from sale of property and equipment	—	17	—	17
Contract rights acquired	—	(10,980)	—	(10,980)
Return of unamortized capital investment	—	6,658	—	6,658

Net cash used in investing activities	—	(15,955)	(599)	(16,554)

Cash Flows from Financing Activities:
Repayments — revolving loans	—	(65,500)	—	(65,500)
Borrowings — revolving loans	—	55,500	—	55,500
Principal payments on long-term debt	—	(807)	—	(807)
Dividend payments	(13,380)	—	—	(13,380)
Increase in bank overdrafts	—	4,733	—	4,733
Change in intercompany, net	16,583	(17,316)	733	—

Net cash provided by (used in) financing activities	3,203	(23,390)	733	(19,454)

Effect of foreign currency translation on cash	—	—	453	453

Increase (decrease) in cash	5	(9,180)	3,782	(5,393)

Cash and cash equivalents — beginning of period	210	36,631	2,750	39,591

Cash and cash equivalents — end of period	$215	$27,451	$6,532	$34,198

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          General
     The following discussion and analysis of our results of operations and financial condition for the 39 weeks ended September 30, 2008 and October 2, 2007 should be read in conjunction with our audited financial statements, including the related notes, included in our annual report on Form 10-K for the year ended January 1, 2008. The financial data has been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”).
          Overview
     We are a leading provider of food and related services, including concessions, catering and merchandise services in sports facilities, convention centers and other entertainment facilities throughout the United States and in Canada. Based on the number of facilities served, we are one of the largest providers of food and beverage services to a variety of recreational facilities and convention centers in the United States.
     We believe that the ability to retain existing accounts and to win new accounts are key factors in maintaining and growing our business. Net sales have historically increased when there has been an increase in the number of events or attendance at our sports facilities or a higher number of post-season and playoff games. Net sales also have increased as a result of more events at our convention centers and entertainment venues. These higher sales, along with our ability to control product and labor costs, and our ability to increase per capita spending, are primary drivers of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and net income growth.
     When renewing an existing contract or securing a new contract, we often have to make a capital investment in our client’s facility and agree to pay the client a percentage of the net sales or profits in the form of a commission. We reinvest the cash flow generated by operating activities or borrow against our credit facility in order to renew or obtain contracts. We believe that these investments have provided a diversified account base of exclusive, long-term contracts.
          On September 18, 2008, the Company announced that it had entered into an Agreement and Plan of Merger (the “Merger Agreement”), with KPLT Holdings, Inc., a Delaware corporation (“Parent”), and KPLT MergerCo, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”) (the “Merger”). Parent and Merger Sub are entities directly and indirectly owned by Kohlberg Investors VI, L.P., an affiliate of Kohlberg & Company LLC. The transaction is subject to the approval of holders of a majority of the common stock, receipt of valid tenders of 50.1% of the notes, receipt of consent from holders of at least 50.1% of the notes to certain amendments to the indenture governing the notes, and the receipt of third-party approvals and other customary closing conditions. The transaction is expected to be financed by Kohlberg through a combination of equity and debt financing. Two lawsuits, purported to be class actions, have been filed against the Company and the Board alleging breach of fiduciary duties in entering into the merger agreement. The lawsuits seek an injunction to prevent the consummation of the merger (or alternatively, rescission or damages), and an award of fees and costs. The Company and Kohlberg are continuing to work toward consummating the merger in the first quarter of 2009.
          Critical Accounting Policies
     Our critical accounting policies are those that require significant judgment. There have been no material changes to the critical accounting policies previously reported in our Annual Report on Form 10-K for the year ended January 1, 2008. For more information on our accounting policies see Note 3 (Summary or Significant Accounting Policies) in the Notes to the Consolidated Condensed Financial Statements.

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
     Set forth below are comparative net sales by quarter (in thousands) for the first, second and third quarters of 2008, fiscal 2007, and fiscal 2006:

	2008	2007	2006
1st Quarter	$133,224	$125,333	$113,505
2nd Quarter	$238,292	$200,839	$190,699
3rd Quarter	$278,773	$246,141	$218,929
4th Quarter	—	$168,373	$157,929
          Results of Operations
          Thirteen Weeks Ended September 30, 2008 Compared to the 13 Weeks Ended October 2, 2007
     Net sales — Net sales of $278.8 million for the 13 weeks ended September 30, 2008 increased $32.7 million, or approximately 13.3%, from $246.1 million in the prior year period. The increase was primarily driven by improved MLB sales of $22.8 million due to the opening of Nationals Park in Washington, D.C., increased attendance at a number of our MLB facilities, and the 2008 All-Star game which took place at Yankee Stadium in July. In addition, sales at convention centers increased $5.1 million due to additional events at some of our major convention centers and the commencement of operations at the Orange County Convention Center in August 2008. Also, sales at NFL facilities increased $2.0 million primarily due to four additional NFL games played during the quarter. Sales at all other facilities increased $2.8 million.
     Cost of sales — Cost of sales of $229.1 million for the 13 weeks ended September 30, 2008 increased approximately $31.7 million from $197.4 million in the prior year period due in part to the higher sales volume. As a percentage of net sales, cost of sales increased by approximately 2.0% from the prior year period. The increase was primarily the result of higher commissions paid to our clients in the current period resulting from certain new contracts and existing contracts with commission incentives, including step-scale commissions and bonus payments when certain attendance and/or sales levels are reached. Additionally, product costs further adversely impacted cost of sales primarily as a result of an increase in commodity prices.

     Selling, general and administrative expenses — Selling, general and administrative expenses were $27.1 million in the 13 weeks ended September 30, 2008 as compared to $23.1 million in the prior year period, an increase of approximately $4.0 million. As a percentage of net sales, selling, general and administrative costs increased approximately 0.3% from the prior year period. This increase was driven by approximately $2.6 million in legal and investment bank fees associated with the Company’s exploration of capital structure and other alternatives and entering into the Merger Agreement. Excluding these costs, selling, general and administrative expense as a percentage of sales would have declined of 0.6% from the prior year period driven by a decline in overhead costs as a percentage of sales, due to the relatively fixed nature of these expenses.
     Depreciation and amortization — Depreciation and amortization was $9.6 million for the 13 weeks ended September 30, 2008, compared to $8.0 million in the prior year period. The increase was primarily attributable to depreciation and amortization related to capital expenditures associated with account renewals and investments in newly acquired contracts.
     Transaction related expenses — $0.7 million in expenses were incurred in the prior year period related to the follow-on offering to our 2003 initial public offering.
     Trademark impairment — In the third quarter of 2008, management concluded that indicators of potential impairment were present and that an evaluation of the carrying values of goodwill and trademarks was therefore required. Management reached the conclusion that an impairment test was required to be performed during the third quarter based on its assessment of the conditions that have contributed to the Company’s sustained low unit price including generally weak economic conditions, recent and forecasted operating performance, and continued tightening of available credit, along with other factors. As a result of this evaluation, the Company recognized a pre-tax impairment charge related to trademarks of $3.6 million
     Interest expense — Interest expense was $7.9 million for the 13 weeks ended September 30, 2008, compared to $7.3 million in the prior year period. The increase of $0.6 million was principally associated with additional interest of $0.4 million related to the subordinated notes issued in December 2007 as part of the secondary offering of IDSs and an increase in interest associated with higher average outstanding revolver borrowings during the current year period.
     Other income — Other income consisting of interest income declined $0.4 million from the prior year period primarily due to lower balances in the cash reserve accounts during the 2008 period.
     Income taxes — The income tax benefit for the 13 weeks ended September 30, 2008 and October 2, 2007 were calculated using the projected annual effective tax rate (“ETR”) for fiscal 2008 and 2007, respectively, in accordance with Accounting Principles Board Opinion No. 28, Interim Financial Reporting (APB 28), and Financial Accounting Standards Board (FASB) Interpretation No. 18, Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28 (FIN 18).
               We estimate that in the fiscal year ending December 30, 2008, we will have an annual ETR of approximately 88%. In the prior year period, we estimated that our annual ETR for the fiscal year ended January 1, 2008 would be 43%.
               Our annual effective tax rate is revised as of the end of each quarter, in accordance with APB Opinion No. 28. As a result, the interim income tax provision (or benefit) can fluctuate due to many factors, including changes in the projected book income, fluctuations in the valuation of the company’s derivative, permanent tax adjustments, tax credits and discrete items. The annual effective tax rate is revised at the end of each successive interim period during the fiscal year to our current best estimate in accordance with APB 28.
          The increase in income tax expense during the 13 week period ended September 30, 2008 is primarily attributable to the Company no longer recognizing the income tax benefit of losses in the US due to the effect of a full valuation allowance. The Company concluded that it was more likely than not that it would not generate sufficient taxable income to realize our net deferred tax assets in the US, either in whole or in part, and, accordingly, recorded a full valuation allowance against its net deferred tax assets in the amount of $24.2 million. This change was primarily due to a decline in actual results from our previous forecast and a significant downward revision in our near-term financial outlook.
          Thirty-nine Weeks Ended September 30, 2008 Compared to the 39 Weeks Ended October 2, 2007
     Net sales — Net sales of $650.3 million for the 39 weeks ended September 30, 2008 increased $78.0 million, or approximately 13.6%, from $572.3 million in the prior year period. The increase was primarily due to $60.2 million in sales from new accounts including Nationals Park in Washington, D.C., home of MLB’s Washington Nationals and the Prudential Center in New Jersey, home of the NHL’s New Jersey Devils. In addition, sales at two of the Company’s venues, the University of Phoenix Stadium in Glendale, Arizona and the New Orleans Arena, increased $6.4 million primarily due to hosting Super Bowl XLII, the NBA All-Star Game, and NBA post-season games. Sales increased $14.5 million at existing MLB facilities mainly as a result of improved attendance and per capita spending at a number of the facilities and the hosting of the MLB All-Star game at Yankee Stadium. Sales at all other facilities increased $2.9 million. These improvements were partially offset by a $6.0 million decline related to the termination of, or decision not to renew, certain contracts.
     Cost of sales — Cost of sales of $539.4 million for the 39 weeks ended September 30, 2008 increased approximately $72.8 million from $466.6 million in the prior year period due in part to the higher sales volume. As a percentage of net sales, cost of sales increased by approximately 1.5% from the prior year period. The increase was primarily the result of higher commissions paid to our clients in the current period resulting from certain new contracts and existing contracts with commission incentives, including step-scale commissions and bonus payments when certain attendance and/or sales levels are reached. Additionally, product and labor costs further adversely impacted cost of sales. Product costs were higher primarily as a result of an increase in commodity prices. While labor costs increased at convention centers due to lower spending per event resulting in less favorable economies of scale.
     Selling, general and administrative expenses — Selling, general and administrative expenses were $70.4 million in the 39 weeks ended September 30, 2008 as compared to $60.5 million in the prior year period, an increase of approximately $9.9 million. As a percentage of net sales, selling, general and administrative costs increased approximately 0.2% from the prior year period. In the current period, selling, general and administrative costs include approximately $4.0 million in costs associated with the Company’s exploration of capital structure and other alternatives and entering into the Merger Agreement. Excluding these costs, selling, general and administrative expense as a percentage of sales would have been 9.6%, a decline of 1.0% from the prior year period. The improvement was mainly attributable to lower overhead costs as a percentage of sales, due to the relatively fixed nature of these expenses.
     Depreciation and amortization — Depreciation and amortization was $26.7 million for the 39 weeks ended September 30, 2008, compared to $23.1 million in the prior year period. The increase was primarily attributable to depreciation and amortization related to capital expenditures associated with account renewals and investments in newly acquired contracts.
     Transaction related expenses — $1.0 million in expenses were incurred in the prior year period related to the follow-on offering to our 2003 initial public offering.
     Trademark impairment — In the third quarter of 2008, management concluded that indicators of potential impairment were present and that an evaluation of the carrying values of goodwill and trademarks was therefore required. Management reached the conclusion that an impairment test was required to be performed during the third quarter based on its assessment of the conditions that have contributed to the Company’s sustained low unit price including generally weak economic conditions, recent and forecasted operating performance, and continued tightening of available credit, along with other factors. As a result of this evaluation, the Company recognized a pre-tax impairment charge related to trademarks of $3.6 million
     Interest expense — Interest expense was $24.6 million for the 39 weeks ended September 30, 2008, compared to $22.5 million in the prior year period. The increase of $2.1 million was principally associated with additional interest of $1.3 million related to the subordinated notes issued in December 2007 as part of the secondary offering of IDSs. Additionally, interest expense reflects a $0.5 million increase related to interest under our senior credit facility primarily as a result of higher average outstanding revolver borrowings during the current year period. Non-cash charges included in interest expense increased $0.3m principally due to an increase in the amortization of deferred financing costs.
     Other income — Other income consisting of interest income declined $1.2 million from the prior year period primarily due to lower interest rates and lower balances in the cash reserve accounts during the 2008 period.
     Income Taxes — The income tax benefit for the 39 weeks ended October 1, 2008 and October 2, 2007 were calculated using the projected annual effective tax rate (“ETR”) for fiscal 2008 and 2007, respectively, in accordance with Accounting Principles Board Opinion No. 28, Interim Financial Reporting (APB 28), and Financial Accounting Standards Board (FASB) Interpretation No. 18, Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28 (FIN 18).
     We estimate that in the fiscal year ending December 30, 2008, we will have an annual ETR of approximately 88%. In the prior year period, we estimated that our annual ETR for the fiscal year ended January 1, 2008 would be 43%.
     Our annual effective tax rate is revised as of the end of each quarter, in accordance with APB Opinion No. 28. As a result, the interim income tax provision (or benefit) can fluctuate due to many factors, including changes in the projected book income, fluctuations in the valuation of the company’s derivative, permanent tax adjustments, tax credits and discrete items. The annual effective tax rate is revised at the end of each successive interim period during the fiscal year to our current best estimate in accordance with APB 28.
     The increase in income tax expense during the 39 week period ended September 30, 2008 is primarily attributable to the Company no longer recognizing the income tax benefit of losses in the US due to the effect of a full valuation allowance. The Company concluded that it was more likely than not that it would not generate sufficient taxable income to realize our net deferred tax assets in the US, either in whole or in part, and, accordingly, recorded a full valuation allowance against its net deferred tax assets in the amount of $24.2 million. This change was primarily due to a decline in actual results from our previous forecast and a significant downward revision in our near-term financial outlook.
     Liquidity and Capital Resources
     Net cash provided by operating activities was $49.4 million for the 39 weeks ended September 30, 2008, compared to $30.2 million in the prior year period. The improvement was primarily due to fluctuations in working capital, which varies from quarter to quarter as a result of the timing and number of events at the facilities we serve, partially offset by a decrease in operating income and higher interest costs.
     Net cash used in investing activities was $29.9 million for the 39 weeks ended September 30, 2008, as compared to $16.6 million in the prior year period. The increase of $13.3 million is principally attributable to additional capital invested in the acquisition of new accounts, notably the acquisition of four food and beverage contracts from Sun Capital, parent company of Crystal Food Services, in April 2008.
     Net cash used in financing activities was $14.5 million in the 39 weeks ended September 30, 2008 as compared to $19.5 million in the prior year period. The decrease was primarily due to a $6.5 decline in dividend payments as a result of their cessation in May 2008.

     We are also often required to obtain performance bonds, bid bonds or letters of credit to secure our contractual obligations. As of September 30, 2008, we had requirements outstanding for performance bonds and letters of credit of $19.6 million and $24.7 million, respectively. Under the credit facility, we have an aggregate of $35.0 million available for letters of credit, subject to an overall borrowing limit of $77.5 million. As of September 30, 2008, we had approximately $34.8 million available to be borrowed under the revolving portion of the credit facility. At that date, there were $18.0 million in outstanding borrowings and $24.7 million of outstanding undrawn letters of credit reducing availability.
     In fiscal 2008, contracts representing 19.4% of our 2007 net sales, or $144.0 million, are up for renewal and as a result we expect to spend approximately $20.0 million in maintenance capital expenditures to renew these contracts, including rollover capital expenditures associated with our 2007 commitments. In addition, we are anticipating growth capital expenditures of approximately $20.0 million to acquire new contracts.
     In the first quarter, we obtained waivers and amendments of certain provisions of the Credit Agreement temporarily affecting the calculation of the ratios that must be achieved in order to pay dividends. The waiver and amendments were necessitated primarily by a decrease in revenues that we experienced in the first quarter of 2008, as well as a more stringent senior leverage ratio requirement for the payment of dividends under the Credit Agreement in 2008 (going from 2.25:1.00 in 2007 to 2.15:1.00 in 2008).
     In May 2008, we obtained an additional amendment to the Credit Agreement that adjusted the ratios that must be achieved in order to pay monthly installments of interest on the subordinated notes through October 2008. In connection with the May amendment, we agreed to eliminate the dividend on the common stock. In addition, the revolving credit facility was reduced to $77.5 million, effective after the date of the amendment, and we agreed to apply certain amounts held in a cash collateral account to prepay approximately $8.0 million on the term loan. The reduction in the revolving facility, along with unexpected softness in results of operations, as well as higher expenses incurred in connection with the Company’s exploration of capital structure and other alternatives and entering into the Merger Agreement have had an adverse impact on liquidity. Liquidity is particularly tight in the fourth quarter of 2008 and the first quarter of 2009, which are traditionally the Company’s slowest quarters in terms of revenues. As a result, the Company will need to carefully manage expenses and capital expenditures during this period to ensure adequate liquidity. If we are unable to adequately manage liquidity, we may delay payment of certain expenses or capital commitments.
          On September 18, 2008, we announced that we entered into a Seventh Amendment to the Credit Agreement. Among other things, this amendment (a) adjusts the senior leverage ratio for September 2008 through February 2009, inclusive, to levels that will more accurately reflect our projected senior leverage ratio for those months, (b) adjusts the senior leverage ratio for the month of September to a level that will permit us to pay interest on our subordinated notes in November 2008, (c) waives a “clean-down” requirement on our revolver for 2008 fiscal year which would have required us to repay outstanding borrowings under the revolving credit facility to certain defined minimum levels for a 30-day period, and (d) permits add-backs to EBITDA for certain investment banking, legal and other costs, fees and expenses incurred by us since April 2008, for purposes of calculating financial covenants contained in the Credit Agreement. In connection with the Seventh Amendment, we are required to defer interest on the subordinated notes after the November 20, 2008 interest payment. In addition, we agreed to pay to each Credit Agreement lender who consented to the amendment a fee equal to 0.5% of such lender’s loans and commitments under the Credit Agreement which amounts to approximately $913,000.
     Without the Seventh Amendment, we would not have been able to comply with our financial covenants beginning in September 2008 due primarily to expenses incurred in connection with our exploration of capital structure and other alternatives and entering into the Merger Agreement. Our non-compliance with the amended financial maintenance covenants under the Credit Agreement would be an event of default and would result in our inability to make further borrowings under our revolver. The Seventh Amendment to the Credit Agreement is conditioned on the consummation of the Merger. Therefore, if the Merger is not consummated, the amendment will no longer be effective and we will be in default under the Credit Agreement. Without a committed source of capital or a binding arrangement for an alternative business combination, we do not expect our existing lenders will waive these defaults or further amend the Credit Agreement.

          Upon the occurrence of an event of default under the Credit Agreement, the lenders could elect to declare all amounts outstanding, together with accrued interest, to be immediately due and payable. As such, given the uncertainties as to whether the Merger will be consummated, the accompanying consolidated balance sheet as of September 30, 2008 reflects a reclassification of $214.5 million to present our indebtedness under the Credit Agreement and the subordinated notes as current liabilities. If we were unable to repay those amounts, the lenders could proceed against the security granted to them to secure that indebtedness. If the lenders were to accelerate the payment of the indebtedness under the Credit Agreement, this would result in a default under the indenture governing the subordinated notes. Our assets may not be sufficient to repay in full the indebtedness under the credit facility and the indenture. If we are unable to timely secure additional capital or to enter into an alternative business combination transaction and our lenders accelerate our indebtedness, we would likely have to resort to bankruptcy protection since we would be unable to pay all of our liabilities and obligations when due, including our liabilities under our outstanding subordinated notes.
          The accompanying financial statements have been prepared assuming that we will continue as a going concern. However, our inability to maintain compliance with the financial maintenance covenants under the Credit Agreement in the event the Merger is not consummated, raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
          Interest rate risk — We are exposed to interest rate volatility with regard to our revolving credit facility borrowings and term loan. As of September 30, 2008, we had $18.0 million in outstanding borrowings under the revolving portion of our credit facility and a $96.0 million balance on our term loan. A change in interest rate of one percent on these borrowings would cause a change in the annual interest expense of $1.1 million. As of September 30, 2008, there is no market or quotable price for our subordinated notes, because there is no separate market for the notes, thus it is impracticable to estimate their fair market value. The fair market value of the term loan approximates par.

          As of September 30, 2008, there have been no material changes, except as discussed above, in the quantitative and qualitative disclosures about market risk from the information presented in our Form 10-K for the year ended January 1, 2008.
Item 4. Controls and Procedures.
          Evaluation of disclosure controls and procedures.
          We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.
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
PART II
OTHER INFORMATION
Item 1. — Legal Proceedings
     See Note 4 (Commitments and Contingencies) in the Notes to the Consolidated Condensed Financial Statements.
Item 1A. — Risk Factors
     The risk factor discussed below, in addition to the disclosure in Note 2 (Liquidity and Debt Covenant Compliance), Note 5 (Debt) and Note 6 (Significant Concentration Risk) in the Notes to the Consolidated Condensed Financial Statements, should be read in conjunction with, and update and supplement the risk factors discussed in, our Annual Report on Form 10-K for the year ended January 1, 2008.
          Failure to complete the Merger will result in a default under our indebtedness and would likely result in the Company resorting to bankruptcy protection, which would negatively affect our IDS price and could result in our security holders receiving less value than in the Merger.
          If the Merger is not completed for any reason, we would likely be subject to a number of material risks, including the following:

•	The Seventh Amendment to our Credit Agreement is conditioned on our consummation of the Merger; therefore if the Merger is not consummated we will be in default under our Credit Agreement. Without a committed source of capital or a binding arrangement for an alternative business combination, we do not expect our existing lenders will waive these defaults or further amend the Credit Agreement;

•	If we are unable to timely secure additional capital or to enter into an alternative business combination transaction and our lenders accelerate our indebtedness, we would likely have to resort to bankruptcy protection since we would be unable to pay all of our liabilities and obligations when due, including our liabilities under our outstanding Notes;

•	We would still be required to pay expenses incurred in connection with the consummation of the Merger, including legal and accounting fees, which we estimate to be approximately $6.5 million;

•	We may be required to pay the buyer a termination fee of $2.5 million and reimburse the buyer for its expenses up to $2.5 million;

•	Our employees may, faced with an uncertain future in light of the Company’s weakened financial condition, seek alternative employment, which could have a negative impact on our business; and

•	Our clients may, faced with the uncertainty presented by a default under our indebtedness and/or a bankruptcy proceeding, terminate their contracts with us or fail to renew and we may be unable to enter into new contracts with new clients, causing substantial harm to our business and our security holders.
          The occurrence of any of the above would likely impair our ability to conduct our operations and business. Any of these outcomes would likely cause the price of our IDSs to decline further. In addition, the price of our IDSs may decline further if the current market price of our IDSs reflects an assumption that the Merger will be completed. If the Merger is not completed, we would be in default under our Credit Agreement and would not have sufficient capital to repay our outstanding indebtedness when due, and this would likely force the Company to resort to bankruptcy protection.
Item 6. Exhibits
(a)	Exhibits:
2.1	Agreement and Plan of Merger by and among KPLT Holdings, Inc., KPLT Mergerco, Inc. and Centerplate, Inc. dated as of September 18, 2008 (incorporated herein by reference to Exhibit 2.1 to Form 8-K filed on September 19, 2008.)

10.1	Form of Seventh Amendment to Credit Agreement by and among Volume Services America, Inc., Volume Services, Inc., Service America Corporation, Centerplate, Inc., the Lenders signatory thereto, and General Electric Capital Corporation, as a Lender and Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on September 19, 2008).

10.2	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on September 19, 2008).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 10, 2008.

Centerplate, Inc.

By:	/s/ Kevin F. McNamara

Name:	Kevin F. McNamara
Title:	Chief Financial Officer